Form 10QSB
period 1995-03-31
SUTRON CORP
filed 1995-05-15
CIK 728331

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

FORM 10 QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended	                  March 31, 1995

Commission file number   0-12227

                        Sutron Corporation
(Exact name of registrant as specified in its charter.)

        	Virginia			                            		54-1006352
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation organization)

21300 Ridgetop Circle, Sterling Virginia         	20166
(Address of principal executive offices)       	(Zip  Code)

(703) 406-2800
(Registrant's telephone number, including area code)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes   [ X ]   	No  	[ 	]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

   Common Stock, $.01 Par Value - 3,957,051 shares of as of March 31, 1995.

                     PART I. - FINANCIAL INFORMATION

                         SUTRON CORPORATION
                          BALANCE SHEETS
                                       (Unaudited)
                                    					March 31,     	December 31,
                                         	 	1995	         	1994
                                       ___________     ___________
Assets
Current Assets:
 Cash                                  $    18,947	   	$    90,516
 Accounts receivables                    		563,035	     	1,222,004
 Cost and estimated earnings in excess
    of billings			                        	529,126	       	519,116
 Inventor	                            			1,122,819       1,048,460
 Other	                                    	34,545         	25,736
                                       ___________     ___________
Total Current Asset	                    	2,268,472      	2,905,832

 Property, Plant, and Equipment,
  less accumulated depreciation
  and amortization of $1,154,631
  and $1,133,575                          	265,893	       	264,327

Investment                                 493,118	       	493,118

Deposits and Other Assets                 		56,977        		56,977
                                       ___________     ___________
TOTAL ASSETS                        	  $ 3,084,460    	$ 3,720,254


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable	                    		$   493,404     $  	560,660
 Accrued expenses                        			285,507	       	245,987
 Estimated losses on
  uncompleted contracts                       1,163          	6,965
 Current maturities:
   Line of credit		                        	435,000       		654,000
   Term notes payable		                    	302,811        	375,000
   Shareholder loans payable	              	100,000       		100,000
                                        ___________     ___________
Total Current Liabilities                	1,617,885      	1,942,612

Long-term liabilities:
 Term notes payable                       		702,212        	766,222

Stockholders' Equity:
 Common stock, $.01 par value,
 12,000,000 shares authorized;
 3,957,051 shares issued and
 outstanding in 1995 and 1994           					40,852	        	40,852
 Additional paid in capital	             	2,250,673      	2,250,673
 Accumulated Deficit                  	 	(1,527,162)    	(1,280,105)
                                        ___________     ___________
Total Stockholders' Equity                		764,363	     	1,011,420

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $ 3,084,460	    $ 3,720,254

See Accompanying Notes to Financial Statements

                             SUTRON CORPORTION
                          STATEMENTS OF OPERATIONS
                               (Unaudited)
                                  		       Three Months Ended
                                             			March 31,
                                          	1995          		1994
                                        ___________    ___________
Revenues                              	 $   916,095   	$ 1,131,581

Cost of Goods Sold	                        	684,642      		673,050
                                    		  ___________    ___________
Gross Profit                              		231,453      		458,531

Research and Development Expenses         		128,301      		105,252

Selling, General, and
 Administrative Expenses                  		296,683      		299,957
                                       	___________    ___________
Income (Loss) from Operations	            	(193,531)	      	53,322

Interest Expense                            	53,526       		46,377

Income (Loss) before Provision  	       ____________   ___________
 for Income Taxes	                        	(247,057)       		6,945

Provisions for Income Taxes	                      0         	1,000
                                 			    ____________   ___________
Net Income (Loss)                      	$   (247,057) 	$     5,945

Net Income (Loss) per Common Share           		$(.06)       		$.00

Weighted Average Number
 of Common Shares                        		3,957,051	   	3,924,607

See Accompanying Notes to Financial Statements

                             SUTRON CORPORTION
                          STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                        		      Three Months Ended
                                                	  		March 31,
                                             	 1995    	       	1994
                                           ___________       ___________
Cash Flows from Operating Activities:
  Net income (loss)                       	$  (247,057)     	$     5,945

  Depreciation and amortization                	21,056          		19,140

  (Increase) Decrease in:
    Accounts receivables                      	658,969	         	716,578
    Costs and estimated earnings in
      excess of contract billings             	(10,010)         		39,635
    Inventory                                 	(74,359)	        	(25,134)
    Other current assets                       	(8,809)         		(6,860)

  Increase (Decrease) in:
    Accounts payable                          	(67,256)       		(132,049)
    Accrued expenses                           	39,520          		20,421
    Estimated losses on uncompleted
     contracts                                 	(5,802)		        (25,566)
                                           ___________       ___________
Net Cash Provided by Operating Activities     	306,252         		612,110

Cash Flows from Investing Activities:
  Capital expenditures                         (22,623)	        	(20,986)
Net Cash Used in Investing Activities          (22,623)          (20,986)

Cash Flows from Financing Activities:
  Proceeds from issuance of common stock	            0              		625
  Proceeds from issuance of term
   note payable                                 	13,802	                0
  Payments on line of credit                  	(219,000)       		(275,000)
  Payments on Term notes payable              	(150,000)       		(180,000)
                                           	___________       ___________
Net Cash (Used) by Financing Activities       	(355,198)       		(454,375)

Net Increase (Decrease) in Cash                  (71,569)       		136,749
Cash and Cash Equivalents, January 1             	90,516         		86,035
                                             ___________      ___________
Cash and Cash Equivalents, March 31         	$    18,947	    	$   222,784

See Accompanying Notes to Financial Statements

SUTRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 1995


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements, which should be read in conjunction with the financial statements of Sutron Corporation ("the Company") included in the 1994 Annual Report filed on Form 10-KSB, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim period. The Company believes that all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation for such periods have been included.

2.  INVENTORY

Inventory consists of the following at March 31, 1995 and December 31, 1994:

                                		March 31,	 	December 31,
                                    		1995 		    1994
	Electronic components           	$  572,798   $  436,366
	Work in process                    	481,316	    	478,091
	Finished goods                     	163,837	     134,003
                                  __________   __________
	     Totals                     	$1,217,951  	$1,048,460

3.  ACCUMULATED DEPRECIATION AND AMORTIZATION

Accumulated depreciation and amortization at March 31, 1995 and December 31, 1994:

                                 		March 31, 		December 31,
                                    		1995		      1994
	Furniture and equipment         	$1,397,106	 	$1,116,965
	Automotive equipment	                13,225     		13,785
	Leasehold improvements               	1,994	      	2,825
                                  _________    __________
	     Totals                 	    $1,412,325		 $1,133,575

4.  INVESTMENT

Land, including related improvements and architectural fees, which was originally acquired as a future plant site, is now being held for sale. The total amount presented as investment consists of land and building design fees of $1,300,310, net of a valuation allowance of $807,192 at March 31, 1995 and at December 31, 1994.

5.  LINE OF CREDIT

The Corporation signed a loan and security agreement dated December 11, 1992, with its bank which extends the Corporation a revolving line of credit. The maximum amount of borrowing under the line is not to exceed the lesser of $1,000,000 or the Corporation's borrowing base as determined by the bank. Interest on the unpaid balance is payable monthly at prime plus three percent. The maturity date of the line was April 30, 1995.
The bank has indicated to the Company that the line will be extended.
The oustanding balance at March 31, 1995 and December 31, 1994 was $435,000 and $654,000, respectively.

6.  TERM NOTES PAYABLE

Under the above referenced loan and security agreement, the Corporation was also extended a term note payable with a principal amount of $2,121,222. Management and the bank agreed to restructure the term note in August, 1994. Principal payments of $40,000 under the agreement were suspended in August, 1994 and were resumed in February, 1995 in the amount of $25,000 per month for 45 months and 1 final payment on July 15, 1998 for the remaining unpaid balance. Interest on the unpaid balance is payable monthly at prime plus three percent. The restructuring allows the Corporation to defer a portion of its current debt burden over a longer term. Additional principal payments may be due under the agreement if the Corporation reaches specified cash flow levels described by the bank. A separate term note in the amount of $13,802 was obtained to purchase a vehicle. This note is repayable in the amount of $370 per month for 48 months.

The bank also agreed to readvance a portion of the term note dependent upon the Company obtaining additional funds from the issuance of debt or equity securities. Upon the Companys receipt of all or any portion of the additional funds from the issuance of debt or equity securities, the bank agreed to readvance corresponding amounts with the total of the readvances not to exceed $100,000. As of December 31, 1994, the Company had obtained $100,000 in additional funds from shareholder loans and the bank had readvanced $100,000 on the term note. The total amount readvanced was paid in full in February, 1995.

The above referenced line of credit and term note payable are secured by substantially all assets of the Corporation. Additionally, the loan agreement contains certain restrictive financial covenants. Beginning January 1, 1995, the Corporation was in violation of certain equity covenants. The bank has waived compliance.

Principal maturities for all indebtedness described in Notes 6 and 7 are as follows at December 31:

         	Year ending December 31:		1994

         	1994	              	$        0
         	1995		               1,029,000
         	1996	                 	300,000
         	1997	                 	300,000
         	1998	                 	166,222
                              __________
         	Totals	            	$1,795,222

7.  STOCKHOLDER LOANS PAYABLE

At March 31, 1995 and December 31, 1994 the Company had promissory notes totaling $100,000 payable on demand to four officers of the Company.
The promissory notes are expected to be repaid in 1995 with interest at
10.75 percent. Repayment of the loans from the four officers was prohibited until the readvance of the term note was repaid in full in February, 1995.

8.  LEASE OBLIGATIONS

The Corporation entered into a lease on October 23, 1992 for its headquarters and production facilities. The 5.5-year operating lease calls for monthly rent of $10,468 including $2,295 estimated as the Corporation's pro rata share of operating expenses and annual rent increases of 3%.

The following is a schedule, by years, of future payments due:

          	Year ending December 31:		1994

          	1994                		$      0
          	1995	                 	132,372
          	1996	                 	135,517
          	1997	                 	138,756
          	1998                  		35,310
                                _________
	                Totals	         $441,955

9.  INCOME TAXES

At December 31, 1994, the Corporation had net operating loss carryforward of $410,000 and general business credits of $31,000, both will expire in 2004.

                          MANAGEMENT'S DISCUSSION AND ANALYSIS
                                OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS

Results of Operations

	Sutron Corporation revenues for the fiscal quarters ended (FQE) March 31, 1995 and March 31, 1994 were $916,095 and $1,131,581, respectively
(a decrease of 19%). First quarter revenues from the Companys contract with the Air Force to deliver FMQ-13 digital wind sensors declined 105% in 1995 to $(9,873) as compared to $184,983 in 1994. First quarter sales of hydrological and meteorological equipment, systems and services decreased 3% in 1995 to $925,968 as compared to $946,598 in 1994.

	The Companys gross profit for FQE March 31, 1995 decreased to $231,453 from
$458,531 for FQE March 31, 1994.  The decrease in gross profit is attributed to decreased sales volume, increased overhead expenses and higher than anticipated contract costs.  Selling, general and administrative costs decreased $3,274 to $296,683 for FQE March 31, 1995 from $299,957 for FQE
March 31, 1994.  This decrease was offset by increased product development expenses in the amount of $23,049 to $128,301 in 1995 from $105,252 in 1994.
Operating income for FQE March 31, 1995 was $(193,532) as compared to $53,322 for FQE March 31, 1994.

	Net interest expenses were $53,526 for the three months ended March 31, 1995 as compared to $46,377 for the three months ended March 31, 1994.

	The Company's backlog of orders at March 31, 1995 was approximately $1,113,000.
The Company anticipates that all of its March backlog will be shipped in 1995.

Liquidity and Capital Resources

	Cash decreased $71,569 for the three months ended March 31, 1995 from the fiscal year ended (FYE) December 31, 1994. Total current assets decreased to $2,268,472 at March 31, 1995 as compared to $2,905,832 at December 31, 1994.
Total current liabilities decreased to $1,617,885 at March 31, 1995 as compared to $1,942,612 at December 31, 1994. The Company's current ratio decreased to 1.4:1 at March 31, 1995 from 1.49:1 at December 31, 1994.

	The Company's debt restructuring in December 1992 resulted in two notes with the bank being replaced by a revolving credit facility and a term note.
Borrowings on the revolving credit facility, which has a maximum limit of
$1,000,000, are subject to a defined borrowing base composed primarily of certain accounts receivables and unbilled receivables. Borrowings outstanding against the revolving credit facility as of March 31, 1995 and December 31,
1994 were $435,000 and $654,000, respectively.  The current portion of the term note at March 31, 1995 and December 31, 1995 was $300,000 and $375,000,
respectively, and the long term portion was $691,222 and $766,222, respectively.  The revolving credit facility expired on April 30, 1995.
The bank has indicated to the Company that the line will be extended.

	The credit facility and the term note bear interest at prime plus three percent. The credit facility and the term note are secured by accounts receivable, inventory, and equipment. The agreements contain restrictive covenants pertaining to the maintenance of tangible net worth and operating cash flows and limiting capital expenditures, acquisitions by the Company of its own stock and other matters. The agreements also restrict the payment of dividends.

	Sutron believes that its working capital, cash flows from operations, and existing and anticipated credit facilities will provide adequate resources to finance the current needs of the Company's operations and to satisfy its anticipated cash requirement for more than twelve months. In addition, Sutron will continue to consider and review other financing arrangements which could be used to reduce the outstanding balance of both current and long term debt.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

B. Reports on Form 8-K

   No reports have been filed on Form 8-K during this quarter.

                            SUTRON CORPORATION

                               SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      			Sutron Corporation
                                			     (Registrant)



May 12, 1995                             Raul S. McQuivey
Date                                  			Raul S. McQuviey
                                         Principal Executive Officer

May 12, 1995                             Sidney C. Hooper
Date                                     Sidney C. Hooper
                                         Principal Accounting Officer