Form 10QSB
period 1995-06-30
SUTRON CORP
filed 1995-08-14
CIK 728331

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

FORM 10 QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended	                  June 30, 1995

Commission file number   0-12227

                        Sutron Corporation
(Exact name of registrant as specified in its charter.)

        	Virginia			  54-1006352
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation organization)

21300 Ridgetop Circle, Sterling Virginia           20166
(Address of principal executive offices)       	(Zip  Code)

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

   Common Stock, $.01 Par Value - 3,957,051 shares of as of August 14, 1995.

                     PART I. - FINANCIAL INFORMATION

                         SUTRON CORPORATION
                          BALANCE SHEETS
                                       (Unaudited)
                                    	 June 30,     December 31,
                                      	   1995	          1994
                                       ___________     ___________
Assets
Current Assets:
 Cash                                  $    43,523	$   90,516
 Accounts receivables                      972,880	 1,222,004
 Cost and estimated earnings in excess
    of billings			           127,950	   519,116
 Inventory	                         1,228,338       1,048,460
 Prepaid and other	                    64,783          25,736
                                       ___________     ___________
Total Current Asset	                 2,437,474       2,905,832

 Property, Plant, and Equipment,
  less accumulated depreciation
  and amortization of $1,175,688
  and $1,133,575                           249,482         264,327

Investment                                 493,118	   493,118

Other Assets		                    69,230          56,977
                                       ___________     ___________
TOTAL ASSETS                           $ 3,249,304    	$ 3,720,254


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable	                $   388,185     $  560,660
 Accrued expenses                           369,658	  245,987
 Estimated losses on
  uncompleted contracts                       1,325          6,965
 Current maturities:
   Line of credit		            630,000        654,000
   Term notes payable		            302,811        375,000
   Shareholder loans payable	            100,000        100,000
                                        ___________     ___________
Total Current Liabilities                 1,791,979      1,942,612

Long-term liabilities:
 Term notes payable                         626,543        766,222

Stockholders' Equity:
 Common stock, $.01 par value,
 12,000,000 shares authorized;
 3,957,051 shares issued and
 outstanding in 1995 and 1994                40,852	   40,852
 Additional paid in capital	          2,250,673      2,250,673
 Accumulated Deficit                  	 (1,460,743)    (1,280,105)
                                        ___________     ___________
Total Stockholders' Equity                  830,782	1,011,420

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $ 3,249,304   $ 3,720,254

See Accompanying Notes to Financial Statements

                             SUTRON CORPORTION
                          STATEMENTS OF OPERATIONS
                               (Unaudited)
                                           Three Months Ended
                                                 March 31,
                                             1995          1994
                                        ___________    ___________
Revenues                              	 $1,213,901    $ 1,134,794

Cost of Goods Sold	                    654,029        713,487
                                        ___________    ___________
Gross Profit                                559,872        421,307

Research and Development Expenses           118,695        111,436

Selling, General, and
 Administrative Expenses                    322,060        277,370
                                       	___________    ___________
Income (Loss) from Operations	            119,117	    32,501

Interest Expense                             51,918         42,293

Income (Loss) before Provision         ____________    ___________
 for Income Taxes	                     67,199         (9,792)

Provisions for Income Taxes	                  0              0
                                       ____________    ___________
Net Income (Loss)                      	$    67,199 	$   (9,792)

Net Income (Loss) per Common Share             $.02           $.00

Weighted Average Number
 of Common Shares                         3,957,051	 3,927,051

See Accompanying Notes to Financial Statements

                             SUTRON CORPORTION
                          STATEMENTS OF OPERATIONS
                               (Unaudited)
                                            Six Months Ended
                                                 June 30,
                                             1995          1994
                                        ___________    ___________
Revenues                              	 $2,129,996    $ 2,266,375

Cost of Goods Sold	                  1,339,450      1,386,538
                                        ___________    ___________
Gross Profit                                790,546        879,837

Research and Development Expenses           247,002        216,688

Selling, General, and
 Administrative Expenses                    618,738        577,326
                                       	___________    ___________
Income (Loss) from Operations	            (75,194)	    85,823

Interest Expense                            105,444         88,671

Income (Loss) before Provision         ____________    ___________
 for Income Taxes	                   (180,638)        (2,848)

Provisions for Income Taxes	                  0          1,000
                                       ____________    ___________
Net Income (Loss)                      	$  (180,638) 	$   (3,848)

Net Income (Loss) per Common Share            $(.05)          $.00

Weighted Average Number
 of Common Shares                         3,957,051	 3,925,836

See Accompanying Notes to Financial Statements

                             SUTRON CORPORTION
                          STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                 Six Months Ended
                                                     June 30,
                                               1995    	       	1994
                                           ___________       ___________
Cash Flows from Operating Activities:
  Net income (loss)                       $  (180,639)       $    (3,848)

  Depreciation and amortization                43,130          	  38,280

  (Increase) Decrease in:
    Accounts receivables                      249,124	         705,614
    Costs and estimated earnings in
      excess of contract billings             391,166         	  81,754
    Inventory                                (179,878)	         (46,268)
    Prepaid and other                         (39,047)         	 (21,143)

  Increase (Decrease) in:
    Accounts payable                         (172,475)       	(174,454)
    Accrued expenses                          123,671          	   3,415
    Estimated losses on uncompleted
     contracts                                 (5,640)		 (42,512)
                                           ___________       ___________
Net Cash Provided by Operating Activities      229,412           540,838

Cash Flows from Investing Activities:
  Purchase of property and equipment          (27,269)	         (47,059)
  Capitalized Software costs		      (13,269)		       0
					   ___________       ___________
Net Cash Used in Investing Activities         (40,538)           (47,059)

Cash Flows from Financing Activities:
  Proceeds from issuance of common stock	    0                625
  Proceeds from issuance of term
   note payable                                 13,802	               0
  Payments on line of credit                   (24,000)       	(265,000)
  Payments on Term notes payable              (225,669)       	(300,000)
                                           ___________       ___________
Net Cash (Used) by Financing Activities       (235,867)       	(564,375)

Net Increase (Decrease) in Cash                (46,993)       	 (70,596)
Cash and Cash Equivalents, January 1            90,516         	  86,035
                                           ___________       ___________
Cash and Cash Equivalents, June 30          $   43,523	     $    15,439

See Accompanying Notes to Financial Statements

SUTRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 1995


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

2.  INVENTORY

Inventory consists of the following at June 30, 1995 and December 31, 1994:

                                   June 30,	 December 31,
                                     1995           1994
	Electronic components     $  576,369   $  436,366
	Work in process              463,015	  478,091
	Finished goods               188,954	  134,003
                                  __________   __________
	     Totals               $1,228,338   $1,048,460

3.  ACCUMULATED DEPRECIATION AND AMORTIZATION

Accumulated depreciation and amortization at June 30, 1995 and December 31, 1994:

                                   June 30,    December 31,
                                    1995          1994
	Furniture and equipment  $1,158,142   $1,116,965
	Automotive equipment	     13,785        13,785
	Leasehold improvements        3,761	    2,825
                                  _________    __________
	     Totals              $1,175,688    $1,133,575

4.  INVESTMENT

Land, including related improvements and architectural fees, which was originally acquired as a future plant site, is now being held for sale. The total amount presented as investment consists of land and building design fees of $1,300,310, net of a valuation allowance of $807,192 at June 30, 1995 and at December 31, 1994.

5.  LINE OF CREDIT

The Corporation signed a loan and security agreement dated December 11, 1992, with its bank which extends the Corporation a revolving line of credit. The maximum amount of borrowing under the line is not to exceed the lesser of $1,000,000 or the Corporation's borrowing base as determined by the bank. Interest on the unpaid balance is payable monthly at prime plus three percent. The maturity date of the line was April 30, 1995.
The bank has indicated to the Company that the line will be extended.
The oustanding balance at June 30, 1995 and December 31, 1994 was $630,000 and $654,000, respectively.

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

7.  STOCKHOLDER LOANS PAYABLE

At June 30, 1995 and December 31, 1994 the Company had promissory notes totaling $100,000 payable on demand to four officers of the Company.
The promissory notes are expected to be repaid in 1995 with interest at
10.75 percent. Repayment of the loans from the four officers was prohibited until the readvance of the term note was repaid in full in February, 1995.

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

                          MANAGEMENT'S DISCUSSION AND ANALYSIS
                                OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS

Results of Operations

	Sutron Corporation revenues for the fiscal quarters ended (FQE) June 30, 1995 and June 30, 1994 were $1,213,901 and $1,134,794, respectively
(an increase of 7%). Second quarter revenues from the Companys contract with the Air Force to deliver FMQ-13 digital wind sensors declined 100% in 1995 to $(587) as compared to $124,080 in 1994. Second quarter sales of hydrological and meteorological equipment, systems and services increased 20% in 1995 to $1,214,488 as compared to $1,010,714 in 1994.

	The Companys gross profit for FQE June 30, 1995 increased to $559,872 from $421,307 for FQE June 30, 1994. The increase in gross profit is attributed to increased sales volume, decreased overhead expenses and lower contract costs. Selling, general and administrative costs increased $44,690 to $322,060 for FQE June 30, 1995 from $277,370 for FQE June 30, 1994 due to increased marketing activities. Product development expenses increased $7,259 to $118,695 in 1995 from $111,436 in 1994. Operating income for FQE June 30, 1995 was $119,117 as compared to $32,501 for FQE June 30, 1994.
Net interest expenses were $51,918 for the three months ended June 30, 1995 as compared to $42,293 for the three months ended June 30, 1994.

	Sutron Corporation revenues for the six months ended June 30, 1995 and June 30, 1994 were $2,129,996 and $2,266,375, respectively (a decrease of 6%). Revenues from the Companys contract with the Air Force to deliver FMQ-13 digital wind sensors declined 103% in 1995 to $(10,460) as compared to $309,063 in 1994. Sales of hydrological and meteorological equipment, systems and services increased 9% in 1995 to $2,140,426 as compared to $1,957,312 in 1994.

	The Companys gross profit for the six months ended June 30, 1995 decreased to $790,546 from $879,837 in 1994. Selling, general and administrative costs increased $41,412 to $618,738 for the six months ended June 30, 1995 from $577,326 in 1994. Product development expenses increased $30,314 to $247,002 in 1995 from $216,688 in 1994. Operating income for the six months ended June 30, 1995 was $(75,194) as compared to $85,823 in 1994. Net interest expenses were $105,444 for the six months ended June 30, 1995 as compared to $88,670 for the six months ended June 30, 1994.

	The Company's backlog of orders at June 30, 1995 was approximately $815,000. The Company anticipates that all of its June backlog will be shipped in 1995.

Liquidity and Capital Resources

	Cash decreased $46,993 for the six months ended June 30, 1995 from the fiscal year ended (FYE) December 31, 1994. Total current assets decreased to $2,437,474 at June 30, 1995 as compared to $2,905,832 at December 31, 1994. Total current liabilities decreased to $1,791,979 at June 30, 1995 as compared to $1,942,612 at December 31, 1994. The Company's current ratio decreased to 1.36:1 at June 30, 1995 from 1.49:1 at December 31, 1994.

	The Company's debt restructuring in December 1992 resulted in two notes with the bank being replaced by a revolving credit facility and a term note. Borrowings on the revolving credit facility, which has a maximum limit of $1,000,000, are subject to a defined borrowing base composed primarily of certain accounts receivables and unbilled receivables. Borrowings outstanding against the revolving credit facility as of June 30, 1995 and December 31, 1994 were $630,000 and $654,000, respectively. The current portion of the term note at June 30, 1995 and December 31, 1995 was $300,000 and $375,000, respectively, and the long term portion was $616,222 and $766,222, respectively. The revolving credit facility expired on April 30, 1995. The bank has indicated to the Company that the line will be extended.

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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

	On May 10, 1995, an Annual Meeting of Shareholders of Sutron Corporation was held. Directors elected at the meeting were Raul S. McQuivey, Thomas N. Keefer, Daniel W. Farrell, Glenn A. Conover and
Ronald C. Dodson. Thompson, Greenspon & Co., P.C. were appointed as independent accountants for 1995. An amendment to charter of the company was approved by the shareholders to limit liability and expand indemnification of directors and officers of the company. The election of directors, the appointment of the independent accountants and the amendment to the charter were the only matters voted upon at the meeting. The number of shares eligible to vote at the meeting were 3,957,051. The results of the voting on these three matters are shown below.

1.	Election of Directors

	Name			Votes For	Votes Withheld
	Raul S. McQuivey	3,526,779	70,800
	Thomas N. Keefer	3,526,779	70,800
	Daniel W. Farrell	3,526,779	70,800
	Glenn A. Conover	3,526,779	70,800
	Ronald C. Dodson	3,526,779	70,800


2.	Appointment of Thompson, Greenspon & Co., P.C. as Independent
	Accountants.

	For			Against		Abstain
	3,539,679		56,200		1,700

3.	Amendment to Charter of Company to limit liability and expand
	indemnification of officers and directors of the Company.

	For			Against		Abstain
	3,466,372		120,557		10,650

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


                                      		Sutron Corporation
                                	           (Registrant)



August 14, 1995                          Raul S. McQuivey
Date                                  	 Raul S. McQuivey
                                         Principal Executive Officer

August 14, 1995                          Sidney C. Hooper
Date                                     Sidney C. Hooper
                                         Principal Accounting Officer