Form 10QSB
period 1995-09-30
SUTRON CORP
filed 1995-11-14
CIK 728331

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

FORM 10 QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended	                  September 30, 1995

Commission file number   0-12227

                        Sutron Corporation
(Exact name of registrant as specified in its charter.)

        	Virginia			  54-1006352
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation organization)

21300 Ridgetop Circle, Sterling Virginia           20166
(Address of principal executive offices)       	(Zip  Code)

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

   Common Stock, $.01 Par Value - 4,225,851 shares of as of November 14, 1995.

                     PART I. - FINANCIAL INFORMATION

                                         SUTRON CORPORATION
                                             BALANCE SHEETS
                                                     (Unaudited)
                                      	 September 30,      December 31,
                                      	   1995		  1994
                                       ___________     ___________
Assets
Current Assets:
 Cash                                  $      7,830	$   90,516
 Accounts receivables                1,003,982	1,222,004
 Cost and estimated earnings in excess
    of billings		           143,940	   519,116
 Inventory	                   1,129,124		1,048,460
 Prepaid and other	            86,872		     25,736
                                    ___________	      ___________
Total Current Asset	        2,371,748		2,905,832

 Property, Plant, and Equipment,
  less accumulated depreciation
  and amortization of $1,196,745
  and $1,133,575		   246,703	  264,327

Investment                                 493,118	   493,118

Other Assets		                66,182	     56,977
                                       ___________     ___________
TOTAL ASSETS	        $ 3,177,751	$ 3,720,254


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable	                $  386,391	   $  560,660
 Accrued expenses	                    357,365	       245,987
 Estimated losses on
  uncompleted contracts		              407	          6,965
 Current maturities:
   Line of credit		 	        555,000	       654,000
   Term notes payable		        305,501	       375,000
   Shareholder loans payable	        100,000	       100,000
                                             ___________   ___________
Total Current Liabilities                1,704,664	     1,942,612

Long-term liabilities:
 Term notes payable	                    615,550	      766,222

Stockholders' Equity:
 Common stock, $.01 par value,
 12,000,000 shares authorized;
 3,957,051 shares issued and
 outstanding in 1995 and 1994	           40,852	        40,852
 Additional paid in capital	      2,250,673	    2,250,673
 Accumulated Deficit           	     (1,433,988)	   (1,280,105)
                                    	  ___________	___________
Total Stockholders' Equity	         857,537	    1,011,420

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	    $ 3,177,751	  $ 3,720,254

See Accompanying Notes to Financial Statements

                                                        SUTRON CORPORTION
                                                    STATEMENTS OF OPERATIONS
                                                                  (Unaudited)
                                                             Three Months Ended
                                                                  September 30,
                                                               1995              1994
                                                        ___________     ___________
Revenues                              		 $1,218,270	    $ 1,369,901

Cost of Goods Sold	                 	     747,306	        760,383
                                      	          ___________    ___________
Gross Profit                             	     470,964	        609,518

Research and Development Expenses	      125,776	        131,656

Selling, General, and
 Administrative Expenses	                 288,477	        336,178
                                       	         ___________	___________
Income (Loss) from Operations		        56,711	         141,684

Interest Expense                        	       29,956	          49,813

Income (Loss) before Provision        ____________	___________
 for Income Taxes	               	        67,199	          91,871

Provisions for Income Taxes	            	     0	                 0
                                       	       ____________	___________
Net Income (Loss)                      	$      26,755	$        91,871

Net Income (Loss) per Common Share	           $.01	             $.02

Weighted Average Number
 of Common Shares                      	   3,957,051	     3,927,051

See Accompanying Notes to Financial Statements

                                                        SUTRON CORPORTION
                                                 STATEMENTS OF OPERATIONS
                                                                 (Unaudited)
                                                               Nine Months Ended
                                                                    September 30,
                                                               1995               1994
                                                        ___________    ___________
Revenues                                  	    $3,348,266	    $ 3,636,276

Cost of Goods Sold	                            2,086,756	      2,146,921
                                                        ___________	 ___________
Gross Profit                                             1,261,510	       1,489,355

Research and Development Expenses            372,778	        348,345

Selling, General, and
 Administrative Expenses	                    907,215	        913,504
                                      		 ___________	___________
Income (Loss) from Operations	 	         (18,483)	         227,506

Interest Expense                         	         135,400	          138,483

Income (Loss) before Provision       	____________	___________
 for Income Taxes		                   (153,883)	          89,023

Provisions for Income Taxes		                   0	           1,000
                                       		____________	___________
Net Income (Loss)                      	$      (153,883)	     $   88,023

Net Income (Loss) per Common Share	          	  $(.04)	             $.02

Weighted Average Number
 of Common Shares	                             3,957,051	     3,926,245

See Accompanying Notes to Financial Statements

                                                           SUTRON CORPORTION
                                                     STATEMENTS OF CASH FLOWS
                                                                       (Unaudited)
                                                                  Nine Months Ended
                                                                        September 30,
                                                     	       1995    	       	1994
                                                         ___________       ___________
Cash Flows from Operating Activities:
  Net income (loss)                       	        (153,883)	       $     88,023

  Depreciation and amortization		            67,236		  57,420

  (Increase) Decrease in:
    Accounts receivables		                     218,022		688,179
    Costs and estimated earnings in
      excess of contract billings		          375,176		 121,282
    Inventory			                      (80,665)	(216,802)
    Prepaid and other		                      (61,136)	  (8,396)

  Increase (Decrease) in:
    Accounts payable		                    (174,270)	  11,399
    Accrued expenses		                     111,378		 (76,863)
    Estimated losses on uncompleted
     contracts			                       (6,558)		 (47,192)
                                      		   ___________      ___________
Net Cash Provided by Operating Activities	295,300	 617,050

Cash Flows from Investing Activities:
  Purchase of property and equipment		 (45,547)	  (47,734)
  Capitalized Software costs			 (13,269)	           0
						     ___________    ___________
Net Cash Used in Investing Activities       	  (58,816)	   (47,734)

Cash Flows from Financing Activities:
  Proceeds from issuance of common stock		0	        625
  Proceeds from issuance of term
   notes payable					   31,190	            0
  Payments on line of credit			  (99,000)	  (251,000)
  Payments on Term notes payable		(251,360)	  (300,000)
  Readvance on Term note payable			0	     80,000
  Proceeds from Shareholder's notes payable		0	     90,000
                                       		       __________     ___________
Net Cash (Used) by Financing Activities	(319,170)	  (380,375)

Net Increase (Decrease) in Cash		  (82,686)	    188,941
Cash and Cash Equivalents, January 1		   90,516	      86,035
                                        		     ___________      ___________
Cash and Cash Equivalents, September 30       $    7,830	$   274,976

See Accompanying Notes to Financial Statements

SUTRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 1995


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

2.  INVENTORY

Inventory consists of the following at September 30, 1995 and December 31, 1994:

                                           September 30,	December 31,
                                                 1995                 1994
	Electronic components     $  489,874	$  436,366
	Work in process                 473,000	    478,091
	Finished goods                   166,250	    134,003
                                         __________        __________
	     Totals                      $1,129,124	$1,048,460

3.  ACCUMULATED DEPRECIATION AND AMORTIZATION

Accumulated depreciation and amortization at September 30, 1995 and December 31, 1994:

                                            September 30,    December 31,
                                                  1995                1994
	Furniture and equipment	$1,178,731	$1,116,965
	Automotive equipment	      13,785	      13,785
	Leasehold improvements	        4,229	        2,825
                                		_________     __________
	     Totals			$1,196,745	$1,133,575

4.  INVESTMENT

Land, including related improvements and architectural fees, which was originally acquired as a future plant site, is now being held for sale. The total amount presented as investment consists of land and building design fees of $1,300,310, net of a valuation allowance of $807,192 at September 30, 1995 and at December 31, 1994.

5.  LINE OF CREDIT

The Corporation signed a loan and security agreement dated December 11, 1992, with its bank which extends the Corporation a revolving line of credit. The maximum amount of borrowing under the line is not to exceed the lesser of $1,000,000 or the Corporation's borrowing base as determined by the bank. Interest on the unpaid balance is payable monthly at prime plus two percent. The maturity date of the line is April 30, 1996.
The oustanding balance at September 30, 1995 and December 31, 1994 was $555,000 and $654,000, respectively.

6.  TERM NOTES PAYABLE

Under the above referenced loan and security agreement, the Corporation was also extended a term note payable with a principal amount of $2,121,222. Management and the bank agreed to restructure the term note in August, 1994. Principal payments of $40,000 under the agreement were suspended in August, 1994 and were resumed in February, 1995 in the amount of $25,000 per month for 45 months and 1 final payment on July 15, 1998 for the remaining unpaid balance. Interest on the unpaid balance is payable monthly at prime plus two percent. The restructuring allows the Corporation to defer a portion of its current debt burden over a longer term. Additional principal payments may be due under the agreement if the Corporation reaches specified cash flow levels described by the bank. Separate term notes in the amounts of $13,802 and $17,388 were obtained in March 1995 and September 1995 to purchase two vehicles. The notes are repayable in the amount of $370 per month for 48 months and $388 for 60 months.

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

7.  STOCKHOLDER LOANS PAYABLE

At September 30, 1995 and December 31, 1994 the Company had promissory notes totaling $100,000 payable on demand to four officers of the Company.
The promissory notes are expected to be repaid in 1995 with interest at
10.75 percent. Repayment of the loans from the four officers was prohibited until the readvance of the term note was repaid in full in February, 1995.

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

                          MANAGEMENT'S DISCUSSION AND ANALYSIS
                                OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS

Results of Operations

	Sutron Corporation revenues for the fiscal quarters ended (FQE) September 30, 1995 and September 30, 1994 were $1,218,270 and $1,369,901, respectively
(a decrease of 11%). Third quarter revenues from the Companys contract with the Air Force to deliver FMQ-13 digital wind sensors increased 34% in 1995 to $46,073 as compared to $34,397 in 1994. Third quarter sales of hydrological and meteorological equipment, systems and services decreased
12% in 1995 to $1,172,197 as compared to $1,335,504 in 1994.

	The Companys gross profit for FQE September 30, 1995 decreased to $470,964 from $609,518 for FQE September 30, 1994. The decrease in gross profit is attributed to decreased sales volume and higher contract costs. Selling, general and administrative costs decreased $47,701 to $288,477 for FQE
September 30, 1995 from $336,178 for FQE September 30, 1994 due to advertising costs being capitalized. Product development expenses decreased $5,880 to $125,776 in 1995 from $131,656 in 1994. Operating income for FQE September 30, 1995 was $56,711 as compared to $141,684 for FQE September 30,
1994.  Net interest expenses were $26,755 for the three months ended
September 30, 1995 as compared to $49,813 for the three months ended
September 30, 1994.

	Sutron Corporation revenues for the nine months ended September 30, 1995 and
September 30, 1994 were $3,348,266 and $3,636,276, respectively (a decrease of 8%).  Revenues from the Companys contract with the Air Force to deliver
FMQ-13 digital wind sensors declined 90% in 1995 to $35,613 as compared to $343,460 in 1994.  Sales of hydrological and meteorological equipment, systems and services increased .6% in 1995 to $3,312,653 as compared to
$3,292,816 in 1994.

	The Companys gross profit for the nine months ended September 30, 1995 decreased to $1,261,510 from $1,489,355 in 1994. Selling, general and administrative costs decreased $6,289 to $907,215 for the nine months ended September 30, 1995 from $913,504 in 1994. Product development expenses increased $24,433 to $372,778 in 1995 from $348,345 in 1994. Operating income for the nine months ended September 30, 1995 was $(18,483) as compared to $227,506 in 1994. Net interest expenses were $135,400 for the nine months ended September 30, 1995 as compared to $138,483 for the nine months ended September 30, 1994.

	The Company's backlog of orders at September 30, 1995 was approximately $2,228,000. The Company anticipates that approximately 75% of its September backlog will be shipped in 1995.

Liquidity and Capital Resources

	Cash decreased $82,686 for the nine months ended September 30, 1995 from the fiscal year ended (FYE) December 31, 1994. Total current assets decreased to $2,371,748 at September 30, 1995 as compared to $2,905,832 at December 31, 1994. Total current liabilities decreased to $1,704,664 at September 30, 1995 as compared to $1,942,612 at December 31, 1994. The Company's current ratio decreased to 1.39:1 at September 30, 1995 from 1.49:1 at December 31, 1994.

	The Company's debt restructuring in December 1992 resulted in two notes with the bank being replaced by a revolving credit facility and a term note. Borrowings on the revolving credit facility, which has a maximum limit of $1,000,000, are subject to a defined borrowing base composed primarily of certain accounts receivables and unbilled receivables.
Borrowings outstanding against the revolving credit facility as of September 30, 1995 and December 31, 1994 were $555,000 and $654,000, respectively. The current portion of the term note at September 30, 1995 and December 31, 1995 was $300,000 and $375,000, respectively, and the long term portion was $591,222 and $766,222, respectively. The revolving credit facility expires on April
30, 1996.

	The credit facility and the term note bear interest at prime plus two percent. The credit facility and the term note are secured by accounts receivable, inventory, and equipment. The agreements contain restrictive covenants pertaining to the maintenance of tangible net worth and operating cash flows and limiting capital expenditures, acquisitions by the Company of its own stock and other matters. The agreements also restrict the payment of dividends.

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


                                      		Sutron Corporation
                                	 		    (Registrant)



November 14, 1995                          Raul S. McQuivey
Date                                  	         Raul S. McQuivey
                                         Principal Executive Officer

November 14, 1995                          Sidney C. Hooper
Date                                               Sidney C. Hooper
                                         Principal Accounting Officer