Form 10KSB
period 1995-12-31
SUTRON CORP
filed 1996-04-01
CIK 728331

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

FORM 10 KSB


Annual Report Pursuant To Section 13 Or 15(D)
Of The Securities Exchange Act Of 1934

For the fiscal year ended: December 31, 1995

Commission file number:  0-12227

                   Sutron Corporation
(Exact name of registrant as specified in its charter.)

        	Virginia					  54-1006352
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)	    Identification No.)

21300 Ridgetop Circle, Sterling Virginia           20166
(Address of principal executive offices)       	(Zip Code)

                   (703) 406-2800
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [ X ]  	No  	[   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year were $5,532,612.

The aggregate market value of the voting stock held by non-affiliates as of March 12, 1996 was approximately $729,562 based on the average bid and asked prices of such stock.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:
Common Stock, $.01 Par Value - 4,225,851 shares of as of March 12, 1996.


Documents Incorporated by Reference
Portions of the registrant's definitive proxy statement dated April 10 1996 are incorporated in Part III as set forth herein.

PART I

Item 1.  Business

Business Development

Sutron Corporation, incorporated in 1975, is an environmental monitoring firm. The Company designs and manufactures environmental monitoring and control systems for use by government agencies and industry. The Company's business is to provide real-time data collection, telemetry, and technical expertise to monitor, control, manage, and forecast activities in the areas of hydrology, meteorology and water management.

Business

The Company offers products and professional services in the areas of hydrology, meteorology and water mangement. Sutron's products consist of sensors, data collection platforms (DCP's) and remote terminal units (RTU's) with telemetry capability and system and application software. Sutron provides services in the integration and installation of turnkey real-time data collection systems, the support of Sutron's data management software and in the maintenance and repair of field site sensors and data collection platforms. Sutron's customers include a diversified base of federal, state and foreign government agencies, universities, the Department of Defense and hydropower companies.

Products

The Products Division manufactures data collection platforms, remote terminal units and sensors. Sutron's data collection platforms and remote terminal units collect and transmit sensor data to central facilities by radio, telephone, cable, fiber optics, or microwave. Sutron's sensors support the collection of hydrological and meteorological data and include a tipping bucket rain gauge, a barometric pressure sensor, a temperature sensor, and several water level sensors. The Company's equipment is compatible with sensors from other companies.
Sutron has long-standing relationships with suppliers for wind speed and wind direction, water quality, humidity and solar radiation sensors.

Sutron's Products Division maintains a MIL-Q-9858 certification and is currently working towards an ISO 9000 certification.
The Company's principal products are described below.

8200/8210 Data Logger/Transmitter

The 8200/8210 Data Logger/Transmitter is a simple-to-operate, low-cost data collection platform which supports a wide variety of telemetry applications. The 8200/8210 is environmentally hardened, capable of operating from -40 C to 60 C, making it ideal for remote locations. As a data recorder, the 8200/8210 will store over 65,000 readings in battery backed memory. The 8200/8210 supports a wide variety of communications, including radio, satellite, and telephone. The Telephone/Voice Synthesis option allows communications over standard telephone circuits using either a synthesized voice message or a modem connected to a computer terminal.

8400 Digital Data Logger

The 8400 Digital Data Recorder consists of a shaft encoder and data logger integrated into a single enclosure that is compatible with the accessories of older analog water level recorders which it was designed to replace. The 8400 is a low cost, low maintenance system that reduces te time required for site servicing and data processing and makes water level monitoring networks more efficient.

9000 RTU Family

The 9000 RTU is an expandable multitasking RTU System designed for remote control data acquisition and control. The 9000 is modular by design which affords its users great flexibility in the use and application of these units. This family of plug in modules is available for the collection of sensor data, output control of process devices, and data communication between other 9000 RTUs and a central site. Sutron has certified the 9000 radio transmitter on the GOES, ARGOS, GMS, and METEOSAT satellites. The 9000 RTU in various configurations is currently installed and collecting and transmitting seismic data around Naples, Italy, meteorological data in Canada, Switzerland, Australia, Pakistan and New Zealand, and tidal information around the United States and in Taiwan as well as controlling a series of pumping stations, near Alamosa, Colorado and Yuma, Arizona.

8600 Wind Sensor

The 8600 Wind Sensor began under an Air Force contract awarded to Sutron in 1985 to develop a replacement for the AN-GMQ-20, an aging wind sensing system used by the U.S. Air Force. The 8600 combined thick film sputtering and microprocessor technology to create a state-of-the-art wind sensor named the AN-FMQ-13. Initial efforts to purchase components off the shelf to meet the Air Force specifications proved unsuccessful. During 1988 and 1989 Sutron redesigned the 8600 sensor head in an effort to improve the accuracy and to improve the de-icing capabilities. Acceptance testing by the Air Force began again in April 1989, and "First Article" approval was granted in November 1989. Items manufactured under this contract have included 8600 wind sensors and ancillary displays and recording equipment, ground support equipment and spares. The Company received contracts for spares and for repairs of older units in 1995 with final delivery and acceptance of these items anticipated in 1996.

Services

The company provides system integration services which include the sale of Sutron's real-time database software (HYDRIS/PC
Base), the design and developement of customer-specific hardware configurations and software applications, and long-term software support for (HYDRIS/PC Base) users. This capability allows the Company to provide turnkey hydrological and meteorological systems to a variety of users.

Distribution Methods of Products and Services

The Company's products and services are currently sold in the United States by the Company's direct sales force. As of December 31, 1995, the Company employed six salaried sales and marketing personnel, including four engaged directly in field sales activities, and two in various other marketing and sales support functions. Internationally, the Company utilizes manufacturers' representatives to market its products and services.

Customers

During 1995, approximately 76% of the Company's products and services were sold to the Federal Government. Revenues in 1995 among the various agencies were as follows: Department of Commerce NOAA, 1.5%; U.S. Army Corps of Engineers, 9%; Department of Defense, 9%; Department of the Interior, 56%; and various other agencies of the federal government, .5%. The revenues from the Corps of Engineers were spread among some ten
(10) separate Districts, and the revenues from the Department of the Interior among two (2) Regions. As all of these districts and agencies act independently, the loss of any single district or agency as a customer would not have a material adverse effect on the Company's business. See Note 12 to the Financial Statments under Part II, Item 7 hereof for this information.

The Company also performed on various contracts of foreign origin. Total revenues from foreign customers amounted to approximately 14% of total revenues in 1995, 22% of total revenues in 1994, and approximately 27% in 1993. Sutron actively markets its products and services internationally.

Contracts for products or services with federal, state and local government agencies typically allow for termination at the convenience of the government and for audit and annual negotiation of overhead rates. Upon termination, the Company would be entitled to reimbursement for allowable costs incurred and to a proportionate share of profits or fees earned to the date of termination. Such contracts are also typically dependent upon compliance by the contractor with applicable civil rights, equal employment opportunity, and contract procurement requirements. The Company at this time has no reason to believe that any material changes will occur in the foreseeable future with respect to federal, state, or local government programs or services with respect to which the Company has been granted its contracts or provides its services. However, due to changes in administration, national goals and budgetary restrictions, funding of such programs or services could be altered or abolished. If a substantial cut-back in the level of funding by the applicable government agency were to occur, it would have a material adverse effect on the Company. Further, while certain of the Company's contracts are dependent upon its continued certification by the Small Business Administration as a "Small Business" (the principal elements for certification being an employer principally engaged in specified activities with less than 500 employees), the Company does not believe it would be materially affected by the loss of such certification(s) which usually differ for each industry.

Although the Company's military contracts are subject to audit by the Defense Contract Audit Agency, prior audits have not resulted in material adjustments and the Company does not anticipate that any additional such audits would result in material adjustments.

Competition

The Company is aware of both domestic and foreign competitors offering complete real-time networks of their own, and companies which fabricate real-time networks from components manufactured by themselves and others. The Company is also aware of numerous additional firms, ranging in size from large to small, from general to highly specialized, and from new to well established, offering competitive sensors and other instruments, DCPs, telemetry equipment, satellite and other electronic equipment, and software.

Several of these companies have financial, research and development, marketing, management and technical resources substantially greater than those of the Company. The Company may also be at a competitive disadvantage because it purchases certain sensors and other equipment components, as well as computer hardware and peripheral equipment, from manufacturers who are or may become competitors with respect to one or more of the Company's products.

The Company, with respect to its professional engineering and technical services, is in competition with numerous diverse engineering and consulting firms, many of which have larger staffs and facilities, and are better known, have greater financial resources, and have more experience than the Company. As to its maintenance services, the Company is aware that many of the firms offering competitive products, as well as several independent service organizations, offer maintenance services; some of these companies have larger staffs, are better equipped, and have greater financial, marketing and management resources than the Company.

Price, performance and integration capabilities are believed by the Company to be the primary competitive factors with respect to all of its products and services.

Research and Development

During the three years ended December 31, 1995, 1994, and 1993, Sutron's internally funded research and development costs were $505,953, $434,300, and $409,751 respectively. New products developed in 1995 consisted of a chart driver and new data management modules for HYDRIS/PC Base.

Patents, Trademarks, Copyrights and Agreements

Although the Company does not deem patent protection to be of significant importance to its industry, it has and may in the future seek patents for certain of its products, real-time networks, and technology as well as Company software products, real-time networks, and technology. Company software products and innovations may not be patentable but may be subject to automatic but limited copyright protection. The Company has treated its products, real-time networks, technology and software as proprietary and relies on trade secret laws and internal non-disclosure safeguards rather than making their designs and processes generally available to the public by applying for patents. Further, the Company believes that, because of the rapid pace of technological change in the computer, electronics and telecommunications industries, patent and copyright protection is of less significance than factors such as the knowledge and experience of Company personnel and their ability to design and develop enhanced and new products, real-time networks and their components.

Under the Company's federal contracts, the federal government obtained, among other rights, the right to move any and all equipment from place to place and to reproduce purchased equipment. However, since the Company has not disclosed its electrical schematics for its equipment or source codes for its computer software for use in connection with such equipment, the Company believes that it would not be economical for the government to exercise its reproduction rights.

Raw Materials

The raw materials used by the Company, such as electronic components and fabricated parts, are generally available from a wide variety of sources at competitive prices. The Company does not anticipate that its present or proposed business activities would be substantially adversely affected by the scarcity of any raw materials.

Backlog

The Company's backlog at December 31, 1995 was $1,390,682 as compared with $830,000 at December 31, 1994 and $1,175,638 at December 31, 1993. The Company anticipates that all of its 1995 year-end backlog will be shipped in 1995.

Employees

The Company had a total of 40 full-time employees as of December 31, 1995.

Item 2.  Properties

On July 30, 1992, the Company entered into a five and one-half year lease, for approximately 17,000 square feet of manufacturing and office space in Sterling, Virginia. The lease commenced on October 23, 1992. This facility allowed the Company to consolidate it's manufacturing, systems integration, research and development, and sales and administration departments into one building.

In October, 1986, the Company purchased a 4.2-acre building site in Sterling, Virginia and commissioned an architectural firm to design a new facility. This site is located in the technology park where the Company currently leases space. In an effort to reduce the debt of the Company and the associated interest expenses, the Company is seeking a purchaser for the land, site plans, and architectural plans. See Note 6 to the Financial Statements under Part II, Item 7 hereof for this information.

The Company believes that its facility is adequate for its present needs and that its properties are in good condition, well maintained and adequately insured.

Item 3.  Legal Proceedings

The Company is not a party to any pending legal proceeding nor is its property the subject of a pending legal proceeding.

Item 4.  Submission of Matters To A Vote of Security Holders

No matter was submitted during the fourth quarter of 1995 to a vote of the Company's security holders, either through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for Common Equity and Related Stockholder
Matters

(a)  Market Information

The common stock of Sutron Corporation is quoted over the counter through the NASD Bulletin Board supplied by the National Association of Securities Dealers, Inc. under the symbol STRN, and through the Pink Sheet Service of the National Quotation Bureau, Inc. The following table shows the high and low bid quotations in 1995 and 1994 by quarter as reported by the National Quotation Bureau, Inc. and the National Association of Securities Dealers, Inc. These quotations represent prices between dealers in securities, do not include retail mark-ups, mark-downs, or commissions and do not necessarily represent actual transactions.

MARKET INFORMATION

			          	    	1995				1994
Quarter		     	HIGH	LOW		HIGH		LOW
First Quarter 		5/8 	1/4	 	5/8	 	1/4
Second Quarter		9/16	1/4	 	9/16		1/4
Third Quarter	 	9/16	1/8	 	9/16		1/4
Fourth Quarter		5/16	1/16		3/8 		1/4


 (b)  Approximate Number of Equity Shareholders:
Title of Class: Common Stock, $.01 par value
Approximate Number of Record Holders At March 12,1996: 341

 (c)  Dividends:
The Company has never paid a dividend on its common stock and the Board of Directors intends for the foreseeable future to retain all earnings for use in the Company's business.

Item 6.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by each line item in the Company's Statement of Operations:


					        	           	Fiscal Year
					                  	1995		1994		1993
Revenues	      		      	100.0%	100.0%	100.0%
Cost of sales	      	   	63.7 		62.8	 	59.7
Gross profit		        	  36.3	 	37.2	 	40.3
Selling, general
and administrative
 expenses		   	         	23.5	 	23.4  	20.1
Research and
 development
 expenses	                9.1	  	8.3  		6.9
Income from operations	   3.7	   5.5 		13.3
Other expense	 		                       3.1
Interest expense	       	 3.3	  	3.8	  	3.4
Income before income
 taxes				                 .4	  	1.7  		6.8
Provision for income
taxes
Net income             		  .4%  	1.7%	 	6.8%

Fiscal 1995 Compared to Fiscal 1994

Revenues. The Company's revenues for 1995 increased 6% to $5,532,612 from revenues of $5,217,951 in 1994. The increase was primarily the result of increased sales of data collection platforms, sensors and services to agencies of the Federal government. Sales to agencies of the federal government and other domestic customers improved to $4,321,000 in 1995 from $3,597,000, an increase of $724,000. Revenues from contracts with the Air Force for FMQ-13 wind sensors, spares and repairs decreased to $455,000 in 1995 from $463,000 in 1994, a decrease of $8,000. Revenues from international contracts and projects declined to $757,000 in 1995 from $1,158,000 in 1994, a decrease of $401,000. The Company's largest customer in each of 1995 and 1994 was the Department of the Interior, which accounted for 56% and 35% of revenues, respectively.

Gross Profit. Gross profit for 1995 increased 4% to $2,011,010 from $1,939,137 in 1994. Gross margin as a percentage of revenues for 1995 decreased to 36.3% as compared to 37.2% in 1994. The decrease in the Company's gross margin as a percentage of sales was attributed to an increase in direct material costs primarily associated with data collection platforms, higher contract costs than anticipated and competitive pricing pressure. Although there can be no assurance that Sutron can improve its current gross margin, management negotiated a new General Services Administration contract, effective December 1, 1995, resulting in price increases on many products. There had been no previous price increases on the contract since June 1992. Revenues from the General Services Administration contract represented approximately 59% and 43% of revenues in 1995 and 1994, respectively.

Selling, General and Administrative. Selling, general and administrative expenses increased 9% to $1,298,411 in 1995 from $1,221,041 in 1994. Selling, general and administrative expenses as a percentage of revenues increased to 23.5% in 1995 from 23.4% in 1994. The increase of $77,370 in 1995 over 1994 was primarily due to increased selling costs as a result of adding a new direct salesperson and the development and printing of a new product catalog. The new salesperson is responsible for an eleven state territory in the Pacific northwest and allows for expanded coverage of customers in that region. The new product catalog covers the years 1995 to 1996 and provides the Company with a significant sales and marketing tool not previously available. The Company has been proactively engaged in expanding its sales and marketing activities in an effort to increase its customer base and to improve its market share.

Research and Development. Research and development expenses increased 17% to $505,956 in 1995 from $434,300 in 1994.
Research and development expenses as a percentage of revenues increased to 9.1% in 1995 from 8.3% in 1994. The increase of $71,656 in 1995 over 1994 was primarily due to a new development engineer being employed for a full year in 1995 as compared with eight months in 1994 and reduced assistance by development engineeers on contract work. The increase in expenditures was associated with projects to modify and enhance existing products and to meet new product development schedules. The Company continues to focus on expanding its product line of data recorders/transmitters, sensors and data management software and reducing product development cycles.

Net Interest Expense. Interest expenses for 1995 decreased to $185,639 from $195,677 in 1994. This decrease is attributed to a reduced interest rate on bank borrowings from prime plus three percent to prime plus two percent and reduced borrowings.

Fiscal 1994 Compared to Fiscal 1993

Revenues. The Company's revenues for 1994 decreased 12% to $5,217,951 from revenues of $5,905,682 in 1993. The decrease was attributed to decreased revenues from the Company's contracts with the Air Force for FMQ-13 wind sensors, spares and repairs and to decreased international sales. Revenues from contracts with the Air Force for FMQ-13 wind sensors, spares and repairs declined to $463,000 in 1994 from $1,338,000 in 1993, a decrease of $875,000. Revenues from international contracts and projects declined to $1,158,000 in 1994 from $1,586,000 in 1993, a decrease of $428,000. Sales to agencies of the federal government and other domestic customers of data collection platforms, sensors and services improved to $3,597,000 from $2,982,000 in 1993, an increase of $615,000.

Gross Profit. Gross profit for 1994 decreased 19% to $1,939,137 from $2,381,216 in 1993. Gross margin as a percentage of revenues for 1994 decreased to 37.2% as compared to 40.3% in 1993. The decrease in the Company's gross margin as a percentage of sales was a result of reduced absorption of fixed costs due to decreased shipment levels and a result of higher contract costs than anticipated.

Selling, General and Administrative. Selling, general and administrative expenses increased 3% to $1,221,041 in 1994 from $1,184,955 in 1993. Selling, general and administrative expenses as a percentage of net sales increased to 23.4% in 1994 from 20.1% in 1993. The increase of $36,086 in 1994 over 1993 was primarily due to a new direct salesperson being employed for a full year in 1994 as compared with six months in 1993.

Research and Development. Research and development expenses increased 6% to $434,300 in 1994 from $409,751 in 1993.
Research and development expenses as a percentage of revenues increased to 8.3% in 1994 from 6.9% in 1993. The increase of $24,549 in 1994 over 1993 was associated with projects to develop a new digital data recorder, to reengineer an existing data recorder and to develop new data management software.

Other Expense. Other expenses in 1993 included a charge against earnings of $183,400 representing the Company's write-down in the value of land held for sale.

Net Interest Expense.  Interest expenses for 1994 decreased to
$195,677 from $199,367 in 1993. Interest expenses did not decrease significantly due to higher interest rates and increased borrowings on the line of credit.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1995, the Company had working capital of $784,071 compared to working capital of $963,220 at January 1, 1995. Cash and cash equivalents at December 31, 1995 were $49,889 compared to $90,516 at January 1, 1995. In 1995, the
Company's major use of cash was for payments on bank notes payable.

In August 1994, the Company restructured its term note with the bank. Principal payments of $40,000 under the agreement were suspended in August, 1994 and were resumed in February, 1995 in the amount of $25,000 per month for 45 months and 1 final payment on July 15, 1998 for the remaining unpaid balance. The current portion of the term note at December 31, 1995 was $300,000 and the long term portion was $466,222.

Borrowings on the Company's revolving credit facility, which has a maximum limit of $1,000,000, are subject to a defined borrowing base composed primarily of certain accounts receivables and unbilled receivables. Borrowings outstanding against the revolving credit facility as of December 31, 1995 were $735,000. The revolving credit facility expires on April 30, 1996. The Company believes the credit facility will be extended on the renewal date.

The term note and the credit facility bear interest at prime plus two percent. The credit facility and the term note are secured by accounts receivable, inventory, and equipment. The agreements contain restrictive covenants pertaining to the maintenance of tangible net worth and operating cash flows and limiting capital expenditures, acquisitions by the Company of its own stock and other matters. The agreements also restrict the payment of dividends.

Management believes that its working capital, cash flows from operations, and credit facilities will provide adequate resources to finance the current needs of the Company's operations and to satisfy its anticipated cash requirement for more than twelve months. In addition, Sutron will continue to consider and review other financing arrangements which could be used to reduce the outstanding balance of both current and long term debt.

Independent Accountants Report

To the Board of Directors and Stockholders
Sutron Corporation
Sterling, Virginia


We have audited the accompanying balance sheets of Sutron Corporation as of December 31, 1995 and 1994, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above
 present fairly, in all material respects, the financial position of Sutron Corporation as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years ended December 31, 1995, 1994 and 1993 in conformity with generally accepted accounting principles.


Thompson, Greenspon & Co.


Fairfax, Virginia
March 8, 1996

                       PART I. - FINANCIAL INFORMATION
                                  SUTRON CORPORATION
                                    BALANCE SHEETS
                                       (Unaudited)
                              	December 31,	December 31,
                                	   1995		  1994
                                  ___________     ___________
Assets
Current Assets:
 Cash                              $    49,889	$  90,516
 Accounts receivables       		       1,498,737	1,222,004
 Unbilled Contract receivables    	     36,130	   61,284
 Cost and estimated earnings
  in excess of billings	               366,230	  457,832
 Inventory	                            952,371	1,048,460
 Prepaid and other	                     57,141	   25,736
                                     _________	_________
Total Current Asset	                 2,960,498	2,905,832

 Property, Plant, and Equipment,
  Furniture and Fixtures        			  1,382,161	1,374,853
  Automative equipment			               44,974	   13,785
  Leasehold improvements			              9,264	    9,264
                            									_________	_________
                           								  1,436,399  	1,397,902
  Accumulated deprectiation     		  (1,221,504)	(1,133,575)
                             									_________ 	_________
Net property, plant and
equipment                      							  214,895    264,327

Investment	                        					493,118	   493,118
Other Assets		                           63,134	    56,977
                                    ___________	___________
TOTAL ASSETS                 					$   3,731,645	$ 3,720,254


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable	                 $  589,010	   $  560,660
Accrued payroll	                       35,187	       33,683
 Accrued expenses	                    218,563       212,304
Contract billings on contracts in
progress in excess of costs and
estimated earnings		        	          192,273		  0
 Estimated losses on
  uncompleted contracts   		           10,893	        6,965
 Current maturities:
   Line of credit		        	          735,000	      654,000
   Installment notes payable             5,501		       0
   Term notes payable		                300,000	      375,000
   Shareholder loans payable	           90,000	      100,000
				                     			       ___________	  ___________
Total Current Liabilities             1,942,612	    1,942,612

Long-term liabilities:
  Installment notes payable	          22,972		           	  0
 Term notes payable	                    466,222	      766,222
                       							      ___________	  ___________
Total liabilities				                 2,665,621	    2,708,834


Stockholders' Equity:
 Common stock, $.01 par value,
12,000,000 shares authorized;
4,225,851 shares issued and
outstanding in 1995,
3,957,051 shares issued and
outstanding in 1994	       		           43,540	       40,852
 Additional paid in capital 	        2,281,585	    2,250,673
 Accumulated Deficit             	  (1,259,101)	  (1,280,105)
                           								_____________	___________
Total Stockholders' Equity	           1,066,024	    1,011,420

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY		              $ 3,731,645	  $ 3,720,254

See Accompanying Notes to Financial Statements

                                SUTRON CORPORTION
                             STATEMENTS OF OPERATIONS
                             Year Ended December 31,
	1995	1994	1993
Revenue			$5,532,612	$5,217,951	$ 5,905,682
Cost of Goods Sold	 3,521,602	3,278,814		3,524,466
Gross Profit 		 2,011,010	1,939,137		2,381,216
Research and Development
 Expenses			   505,956	434,300		409,751
Selling, General, and
Administrative
Expenses 			1,298,411		1,221,041		1,184,955

Operating Income	  206,643		283,796		786,510
Other Expense, net	     0	       0  	183,994
Financial Expense, net,
includinginterest expense
 of $188,250 in 1995,
 $197,717  in 1994, and
$200,572 in 1993		185,639	195,677		199,367
Income before			_______________________________
  Income Taxes 		21,004	88,119		403,149
Income Tax			     0 	1,000		 0
Net Income 			$21,004	$87,119		$403,149
Net Income per
 Common Share			   $.01	   $.02		$.10
Weighted Average Number
 of Common Shares		4,018,375	3,927,676		3,918,300

See Accompanying Notes to Financial Statements

						SUTRON CORPORATION
					STATEMENTS OF STOCKHOLDERS' EQUITY
				YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

	COMMON		PAID-IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT
Balances,
December 31, 1992	3,863,051	$39,912	$2,239,863	$(1,770,373)
Exercise of Stock
 Options	59,000	590	6,785	-
Net Income for
 1993	-	-	-	403,149
Balances,
 December 31, 1993	3,922,051	40,502	2,246,648	(1,367,224)
Exercise of Stock
 Options	35,000	350	4,025	-
Net Income for
 1994	-	-	-	87,119
Balances,
 December 31, 1994	3,957,051	40,852	2,250,673	(1,280,105)
Exercise of Stock
Options	268,800	2,688	30,912	-
Net Income for 1995	-	-	-	21,004
Balances,
December 31, 1995	4,225,851	$43,540	$2,281,585	$(1,259,101)
      See Accompanying Notes to Financial Statements

                                    SUTRON CORPORTION
                             STATEMENTS OF CASH FLOWS                                                   Year Ended December 31,
	                                1995  	1994    	1993
Cash Flows from Operating Activities
 Net income					$21,004	$87,119	$403,149
 Noncash items included in
 net income
 Depreciation and
  amortization					102,369	82,813	80,709
 Valuation allowance, land
  held for sale				      -	     -	183,400
 Gain (loss) on sale of
  equipment, net				 (4,478)	    42	2,306
 (Increase) Decrease in
  Accounts receivables			(251,579)	445,291  (712,879)
Costs and estimated earnings
 in excess of contract billings
 on contracts in progress 	91,602	72,115	(158,901)
 Inventory	96,089	144,357	(178,799)
 Prepaid items and other	(31,405)	(11,068)	10,284
 Other assets	-	(475)	-
 Increase (Decrease) in
 Accounts payable	28,350	(154,450)	557,452
 Accrued expenses	7,763	(85,766)	10,259
 Contract billings on
 contracts in progress
 in excess of costs and
 estimated earnings	192,273
 Estimated losses on
 uncompleted contracts	3,928	(47,768)	(152,459)
 Net Cash Provided by
 Operating Activities	255,916	532,210	44,521
 Cash Flows from Investing
 Activities
 Purchase of property and
 equipment	(10,157)	(66,105)	(151,050)
 Capitalized software
 costs	(13,270)	(47,700)	-
 Net Cash used by
 Investing Activities	(23,427)	(113,805)	(151,050)
 Cash Flows from Financing
 Activities
 Proceeds from issuance of
 common stock	33,600	4,375	7,375
 Proceeds from sale of
 property and  equipment	-	2,701	-
 Proceeds from line of
 credit, net	81,000	-	675,000
 Payments on line of
 credit, net	-	(321,000)	-
 Payments on term notes
 payable	(375,000)	(300,000)	(720,000)
 Advance on term notes
 payable	-	100,000	-
 Payments on installment
 notes payable	(2,716)	-	-
 Payments on stockholder
 loans payable	(10,000)	-	-
 Proceeds from stockholder
 loans payable		100,000	-
 Net Cash Used by
 Financing Activities	(273,116)	(413,924)	(37,625)
 Net Increase (Decrease)
 in Cash and Cash
Equivalents	(40,627)	4,481	(144,154)
Cash and Cash Equivalents,
 beginning of year	90,516	86,035	230,189
Cash and Cash Equivalents,
 end of year	$49,889	$90,516	$86,035
Schedule of Noncash
 Investing and Financing
 Activities
Purchase of equipment
 through issuance of
 installment ntoes payable	$ 31,189	$  -	$     -

See Accompanying Notes to Financial Statements

SUTRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business: Sutron Corporation ("the Company") was incorporated on December 30, 1975 under the General Laws of the Commonwealth of Virginia. The Company designs and manufactures environmental monitoring and control systems for use by government agencies and industry. The Company's products include sensors, data collection platforms and remote terminal units with telemetry capability and system and application software. Sutron's customers include a diversified base of federal, state and foreign government agencies, universities, the Department of Defense and hydropower companies.

Revenue Recognition: The Company utilizes the accrual method of accounting for both financial statement and tax return reporting purposes. Thus, revenue from manufacturing is recognized when it is earned, and expenses are recognized when incurred. Selling, general, and administrative expenses are charged against periodic income. Revenue from cost-plus-fee contracts is recognized to the extent of costs incurred, plus a proportionate amount of fees earned. Revenue from fixed-price contracts is recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs. Revenue from time-and-materials contracts is recognized to the extent of billable rates, times hours delivered, plus materials costs incurred. Contract costs include allocated indirect costs and general and administrative expenses. Anticipated losses are recognized as soon as they become known.

Cash and Cash Equivalents: For purposes of the statements of cash flows, cash equivalents include time deposits, and all highly liquid debt instruments with original maturities of three months or less.

Interest paid amounted to $180,523 in 1995, $193,186 in 1994, and $196,000 in 1993. Income taxes paid amounted to $-0- in 1995, $1,000 in 1994 and $-0- in 1993.

Accounts Receivables: The Company has had no material bad debts. Because management considers all accounts to be fully collectible, no provision has been made for accounts that may not be collected in future periods. Amounts earned on completed contracts and receivables that have not yet been billed, are recorded as unbilled receivables.

Property, Plant, and Equipment: Equipment is recorded at cost and depreciated over estimated useful lives ranging from 3 to 7 years using the straight-line method for financial statement purposes and the straight-line and accelerated methods for income tax purposes. Expenditures for maintenance, repairs, and improvements which do not materially extend the useful lives of the assets are charged to earnings. When items of property, plant, and equipment are disposed of, the cost of the asset and the related accumulated depreciation are removed from the accounts. Any gain or loss resulting from the removal from service is taken into the current period earnings.

Investment: Land held for sale is recorded at lower of cost or net realizable value, based on management's estimate.

Income Taxes: The Company utilizes an asset and liability approach to accounting for income taxes. The objective is to recognize the amount of income taxes payable or refundable in the current year based on the Company's income tax return and the deferred tax liabilities and assests for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

The asset and liability method accounts for deferred income taxes by applying enacted statutory rates to temporary differences, the difference between financial statement amounts and tax bases of assets and liabilities. The resulting deferred tax liabilities or assets are classified as current or noncurrent based on the classification of the related asset or liability. Deferred income tax liabilities or assets are adjusted to reflect changes in tax laws or rates in the year of enactment.

Earnings Per Share: Earnings per average common share is computed using the weighted average number of common shares outstanding during the periods. Fully-diluted earnings per share is the same as earnings per average common share because there are no outstanding warrants at December 31, 1995, 1994, and 1993; and conversion of outstanding stock options at these dates, would have been anti-dilutive.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could vary from the estimates that were used.

(2)  CONTRACTS IN PROGRESS
Information with respect to contracts in progress at December
31, is as follows:

								1995		1994
Direct and indirect
costs, including overhead	$12,376,952	$12,004,024
Estimated losses, net		(1,911,754)	(1,522,642)
Total					$10,465,198	$10,481,382

Billings					$10,109,861	$10,030,515
Costs and estimated
earnings in excess of
billings					    366,230	457,832
Estimated losses on
 contracts in process		    (10,893)	(6,965)
Total					$10,465,198	$10,481,382

(3)  INVENTORY
Inventory is stated at the lower of cost or market. Electronic components costs are based on the weighted average method.
Work in process and finished goods costs consist of materials, labor and overhead and are recorded at a standard cost.
Inventory consists of the following at December 31:

							1995		1994
Electronic components	$408,035		$436,366
Work in process		426,996		478,091
Finished goods			117,340		134,003
						$952,371		$1,048,460

(4)  ADVERTISING
In 1995, the Company developed and produced a 1995-1996 product catalog to advertise its environmental monitoring instruments and systems. The Company, per Statement of Position 93-7, Reporting on Advertising Costs, is able to capitalize the $102,000 cost of the catalog. Costs of the catalog consist of iprinting costs, incremental direct costs and payroll and payroll related costs for individuals who devoted their time to the catalog. The costs are included in Prepaid Items and Other and being charged to income over the expected benefit periods of 1995 and 1996. Advertising costs of $40,800 have been charged to income in 1995, with a net remaining asset of $61,200 available as of December 31, 1995.

(5)  ACCUMULATED DEPRECIATION AND AMORTIZATION
Accumulated depreciation and amortization at December 31, is as follows:

								1995		1994
Furniture and equipment		$1,199,007	$1,116,965
Automotive equipment		    17,817	13,785
Leasehold improvements		     4,678	2,825
							$1,221,504	$1,133,575

(6)  INVESTMENT
Land, including related improvements and architectural fees, which was originally acquired as a future plant site, is now being held for sale. The total amount presented as investment consists of land and building design fees of $1,300,311 net of a valuation allowance of $807,192 in 1995 and 1994.

(7)  LINE OF CREDIT
The Company signed a loan and security agreement dated December 11, 1992, with its bank which extends the Company a revolving line of credit. The maximum amount of borrowing under the line is not to exceed the lesser of $1,000,000 or the Company's borrowing base as determined by the bank. Interest on the unpaid balance is payable monthly at prime plus two percent. The maturity date of the line is April 30, 1996, and the outstanding balance at December 31, 1995 amounted to $735,000 and $654,000 in 1994.


(8)  TERM NOTE PAYABLE
Under the above referenced loan and security agreement, the Company was also extended a term note payable with a principal amount of $2,121,222. Management and the bank agreed to restructure the term note in August, 1994. Principal payments of $40,000 under the agreement were suspended in August, 1994 and were resumed in February, 1995 in the amount of $25,000 per month for 45 months and 1 final payment on July 15, 1998 for the remaining unpaid balance. Interest on the unpaid balance is payable monthly at prime plus two percent. The restructuring allows the Company to defer a portion of its current debt burden over a longer term. Additional principal payments may be due under the agreement if the Company reaches specified cash flow levels described by the bank.

The above referenced line of credit and term note payable are secured by substantially all assets of the Company. Additionally, the loan agreement contains certain restrictive financial covenants. As of December 31, 1995, the Company was in violation of certain equity covenants. The bank has waived compliance. Principal maturities for all indebtedness described in Notes 7 and 8 are as follows at December 31:

Year ending December 31:			1995		1994
1995						$      --		$1,029,000
1996						1,035,000		300,000
1997						  300,000		300,000
1998						  166,222		166,222
							$1,501,222	$1,795,222

(9)  STOCKHOLDER LOANS PAYABLE
At December 31, 1995 the Company had promissory notes totaling
$90,000 payable on demand to three officers of the Company.
The promissory notes are expected to be repaid in 1996 with interest at 10.75 percent.

(10)  LEASE OBLIGATIONS
The Company entered into a lease on October 23, 1992 for its headquarters and production facilities. The 5.5-year operating lease calls for monthly rent of $12,021, including $3,090 estimated as the Company's pro rata share of operating expenses, and annual rent increases of 3%. Rent expense amounted to $151,125 for 1995, $134,000 for 1994 and $124,000
for 1993. The following is a schedule, by years, of future payments due:

Year ending December 31:		1995		1994
1995			              			$0    	$132,372
1996				              		135,517	135,517
1997					              	138,756	138,756
1998					              	 35,310	35,310
						                	$309,583	$441,955

(11)  INCOME TAXES
The provision for income taxes charged to continuing operations for the years ended December 31, was as follows:

						               	1995		1994		1993
Current income taxes		$	   $1,000	$0
Deferred tax expense	     0   0    0
Total tax expense		  	$0  	$1,000	$0


Deferred tax assets, net of tax effect, are comprised of the following at December 31:

								1995			1994
Net operating loss carry forward	$ 123,000		$140,000
Investment					  307,000		307,000
Estimated losses on contracts		    4,000		2,000
Accrued vacation				   29,000		5,000
Gross deferred tax assets		  463,000		454,000
Depreciation					  (25,000)	(24,000)
Gross deferred tax liability		  (25,000)	(24,000)
Deferred tax asset valuation
allowance						 (438,000)	(430,000)
Net deferred tax asset

At December 31, 1995, the Company had net operating loss carryforward of $325,000 and general business credits of $31,000, both will expire in 2004.

A reconciliation between the amount of reported income tax expense and the amount computed by multiplying the applicable statutory Federal income tax rate is as follows:

							1995		1994		1993
Income before income taxes	$21,005	$87,119	$403,149
Applicable statutory income
  tax rate				34%		34%		34%
Computed "expected" Federal
  tax expenses				7,000	30,000	137,000
Adjustments to Federal income
  tax resulting from:
  State income tax			1,000	6,000	19,000
  Alternative minimum tax
Change in valuation allowance	(8,000)	(35,000)	(156,000)
Provision for Income Taxes	$      $  1,000	$

(12)  MAJOR CUSTOMERS
Set forth below are customers, including agencies of the U. S.
Government, from which the Company received more than 10 percent of total revenue, for the years ended December 31:

							1995	1994	1993
  Domestic:
    Department of Defense	9%	10%	24%
    Department of Interior	56%	35%	25%
    Army Corp. of Engineer's	9%	15%	14%
  International			14%	22%	27%

(13)  STOCK BONUS AND STOCK OPTION PLANS
Stock Bonus Plan: A Company stock bonus plan rewards Company employees rendering extraordinary services to the Company.
These shares are subject to restrictions upon transfer for periods of time varying from a few months for grants of 25 or fewer shares to four to ten years for larger grants. The
Company has a thirty-day option to purchase the restricted shares on the employee's termination at a price equal to 50 percent of the market value on the termination date.

Incentive Stock Option Plan: Under the terms of a stock option plan, as amended by the stockholders in 1985, employees may be granted stock options to purchase up to an aggregate of 35,000 shares of the Company's common stock. The option price per share is determined by the Board of Directors but shall be no less than the fair market value on the date of the grant. Each option is exercisable within the period and in the increments as determined by the Board of Directors. No options were exercised as of December 31, 1995 and 1994, under the Stock Bonus Plan or the Incentive Stock Option Plan.
Stock Option Agreement: The Company has granted stock options to key employees and directors for valuable services to the Company. The options are not granted under the Company's Incentive Stock Option Plan or Stock Bonus Plan. The following summarizes the option activity under the agreements for the last three years:

							Number of Shares	Option 												Price
											Per Share
Outstanding, December 31, 1992	385,000		$.125
Grants						117,500		.53
Exercised						(59,000)		.125
Canceled or expired
Outstanding, December 31, 1993	443,500		.125 - .53
Grants
Exercised						(35,000)		.125
Canceled or expired
Outstanding, December 31, 1994	408,500		.125 - .53
Grants
Exercised						(268,800)		.125
Canceled or expired				(22,200)		.125
Outstanding, December 31, 1995	117,500		$.53

The vesting period of the remaining options is as follows:

December 6, 1996	23,500
December 6, 1997	23,500
					47,000

(14)  PROFIT SHARING PLAN
The 401(k) Profit Sharing plan covers substantially all full time employees. The contributions, if any, to the plan will be determined each year by the Board of Directors based on profits. The contribution was $-0- for 1995 and 1994 and $85,000 for 1993.

(15)  EXPORT SALES
Export Sales from the Company's operations were as follows:

(In thousands)		1995		1994		1993
Asia				$108		$671		$348
South America		480		186		471
Australia			9		15		96
Mexico			1		69		417
Other			160		217		255
					$758		$1,158	$1,587

Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

	None

PART III

Information required by Item 10 - Executive Compensation, Item 11 - Security Ownership of Certain Beneficial Owners and Management and Item 12 - Certain Relationships and Related Transactions and certain information required by Item 9 - Directors, Executive Officers, Promoters and Control Persons will be contained on pages 2 through 8 of the registrant's definitive proxy statement to be filed on April 10, 1996 and is incorporated herein by reference.

Item 9.  Directors, Executive Officers, Promoters and Control
Persons

Executive Officers

The following tabulation sets forth the names of the executive officers at December 31, 1995, the positions and offices with the Company held by them, the date they first became officers, and their ages at December 31, 1995:

										First
										Became
Name	Office							an Officer	Age
Raul S. McQuivey	President, Chief Executive	1980		56
	Officer and Chairman
Thomas N. Keefer	Vice President and a Director	1981		51
Daniel W. Farrell	Vice President, Secretary	1984		43
	and a Director
Glenn A. Conover	Vice President and a Director	1985		56
Sidney C. Hooper	Treasurer					1993		37



Item 13.  Exhibits and Reports on Form 8-K.

(A)	Index to Exhibits

Exhibit No.	          Description
3(a)	Copy of Articles of Incorporation of Sutron Corporation,
	received and approved December 30, 1975 (1)
3(b)	Copy of Articles of Amendment to the Articles of
	Incorporation and Articles of Reduction of Stated
	Capital of Sutron Corporation received and approved
	September 7, 1983(1)
3(c)	By-laws of the Registrant(1)
3(d)	Copy of Articles of Amendment to the Articles of
	 Incorporation received and approved June 8, 1995(10)
4(a)	Specimen Shares of Common Stock Certificate(2)
4(b)	Form of Warrant to be issued as part of Unit (2)
4(c)	Amended Form of Warrant issued as part of Unit(3)
4(d)	Incentive Stock Option Plan dated August 31, 1983(1)
4(e)	Stock Bonus Plan dated August 31, 1983(1)
4(f)	Loan and Security Agreement, dated December 11, 1992
	between the Company and Crestar Bank (8)
10(a)	Employment Agreement dated as of July 1, 1983 with
	 Kenneth W. Whitt(1)
10(b)	Employment Agreement dated as of July 1, 1983 with
Dr.
	 Raul S. McQuivey(1)
10(c)	Employment Agreement dated as of July 1, 1983 with
Dr.
	Thomas N. Keefer(1)
10(d)	Employment Agreement dated as of July 1, 1983 with
Duane
	M. Preble(1)
10(e)	Purchase Agreement dated as of July 1, 1983 with Eric
S.
	Clyde(1)
10(f)	Stock Option Agreement between Registrant and Gerald
	 Calhoun dated July 1, 1983(1)
10(g)	Certified Copy of Resolution of Commissioners of
Fairfax
	County Economic Development Authority, adopted October 	12,
	 1982, approving $425,000 Industrial revenue bond loan
	to registrant(1)
10(h) 	Certified Copy of Resolution of Commissioners of
	Fairfax County Economic Development Authority, adopted
	March 8, 1983, approving $400,000 industrial revenue
	bond loan to registrant (1)
10(i)	Certified Copy of Resolution of Board of Supervisors
	of Fairfax County, adopted March 21, 1983, approving
	issuance of industrial revenue bonds for purpose of
	$400,000 loan to Registrant(1)
10(j)	License agreement dated January 29, 1987, with TSUKASA
	SOKKEN Co., Ltd. of Japan, to use U.S. Patent No.
	3,677,085 (4)
10(k)	License agreement dated November 10, 1986, with S.A.
	Des Caliberies et Trefileries de Cossonay of
	Switzerland, to use U.S. Patent No. 4,279,147 and
	Canada Patent No. 1,120,286 (4)
10(l)	Lease agreement dated September 18, 1987, with Squire
	Court Limited Partnership to lease building space
	(9,000 sq. ft.) (4)
10(m)	Copy of termination agreement with Duane Preble dated April 1, 1988 (5)
10(n)	Sale agreement with National Hospital Health System
	Corporation, dated November 29, 1989, and subsequent
	amendments dated December 29, 1989, February 28, 1990,
	and March 27, 1990, to sell land and building in
	Herndon, Virginia (6)
10(o)	Lease agreement dated May 9, 1990 with National
	Hospital Health SystemCorporation to lease building
	space (5545 sq.ft.) (7)
10(p)	Stock Option Agreement between Sutron Corporation and
	Glenn A. Conover dated October 15, 1990 (7)
10(q)	Stock Option Agreement between Sutron Corporation and
	Daniel W. Farrell dated October 15, 1990 (7)
10(r)	Lease agreement dated July 30, 1992 with Loudoun
	Holding Inc. to lease building space (16,794 sq. ft.)
	(8)
10(s)	Stock Option Agreement between Sutron Corporation and
	Ronald C. Dodson dated December 6, 1993 (9)

(1) Filed as Exhibits to Registrant's Registration Statement on Form S-18 (File No. 2-86573-W) dated September 16, 1983, and incorporated herein by reference.

(2)  Filed as Exhibits to Amendment No. 1 to Registrant's
Registration Statement on Form S-18 (File No. 2-86573-W) dated
October 26, 2983, and incorporated herein by reference.

(3)  Filed as Exhibits to Amendment No. 2 to Registrant's
Registration Statement on form S-18 (File No. 2-896573-W) dated
November 4, 1983 and incorporated herein by reference.

(4)  Filed as Exhibits to Registrant's Annual Report on Form
10-K for the year ended December 31, 1987, and incorporated herein by reference.

(5) Filed as Exhibit on Form 8-K dated April 1, 1990, and incorporated herein by reference.

(6)  Filed as Exhibits to Registrant's Annual Report on Form
10-K for the year ended December 31, 1989, and incorporated herein by reference.

(7)  Filed as Exhibits to Registrant's Annual Report on Form
10-K for the year ended December 31, 1990 and incorporated herein by reference.

(8)  Filed as Exhibits to Registrants Annual Report on Form 10-
KSB for the year ended December 31, 1992 and incorporated herein by reference.

(9)  Filed as Exhibits to Registrants Annual Report on Form 10-
KSB for the year ended December 31, 1993 and incorporated herein by reference.

(10)  Filed as Exhibits to Registrants Annual Report on Form
10-KSB for the year ended December 31, 1995 and incorporated herein by reference.

(B)	  Reports on Form 8-K

	The registrant did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1995.

                            SUTRON CORPORATION

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

			       Sutron Corporation
				(Registrant)

Date:  April 1, 1996	By	/s/ Raul S. McQuivey
			Raul S. McQuviey, President
			and Director (Principal
			Executive and Financial
			Officer)

In accordance with the Securities Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  April 1, 1996	By	/s/ Raul S. McQuivey
			Raul S. McQuivey, President
			 and Chairman

Date:  April 1, 1996	By	/s/ Thomas N. Keefer
			Thomas N. Keefer, Vice
			President and Director

Date:  April 1, 1996	By	/s/ Daniel W. Farrell
			Daniel W. Farrell, Vice
			President and Director

Date:  April 1, 1996	By	/s/ Glenn A. Conover
			Glenn A. Conover, Vice
			President and Director

Date:  April 1, 1996	By	/s/ Ronald C. Dodson
			Ronald C. Dodson

Date:  April 1, 1996	By	/s/ Sidney C, Hooper
			Sidney C. Hooper