Form 10QSB
period 1996-03-31
SUTRON CORP
filed 1996-05-14
CIK 728331

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

FORM 10 QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended	                  March 31, 1996

Commission file number   0-12227

                        Sutron Corporation
(Exact name of registrant as specified in its charter.)

        	Virginia			                            		54-1006352
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation organization)

21300 Ridgetop Circle, Sterling Virginia         	20166
(Address of principal executive offices)       	(Zip  Code)

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

   Common Stock, $.01 Par Value - 4,225,851 shares of as of March 31, 1996.

                     PART I. - FINANCIAL INFORMATION

                                                                                                  SUTRON CORPORATION
                                                                                                       BALANCE SHEETS
                                                                                                               (Unaudited)
                                    					March 31,     	December 31,
                                         	 				1996	         	1995
                                       					___________     ___________
Assets
Current Assets:
 Cash                                 				    $69,360	$49,889
 Accounts receivables       			             		    834,756	1,498,737
 Cost and estimated earnings in excess
    of billings					0	    496,096	402,360
 Inventory	                            			 1,406,337	952,371
 Other	                                    				      71,669	57,141
                                       					___________     ___________
Total Current Asset	                    			2,878,218	2,960,498

 Property, Plant, and Equipment,
  less accumulated depreciation
  and amortization of $1,243,500
  and $1,221,504						       214,082	214,895

Investment                                 				        493,118	493,118

Deposits and Other Assets                 			          60,085	63,134
                                       					___________	__________
TOTAL ASSETS                        				  $3,645,503	$3,731,645


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable	                    			$  634,923	$589,010
 Accrued expenses                        				    286,650	253,750
 Contract billings on contracts in progress in
  excess of costs and estimated earnings			     192,273	192,273
 Estimated losses on
  uncompleted contracts                       			        9,875	10,893
 Line of credit		                        			    710,000	735,000
Shareholder loans payable	             		 		      80,000	90,000
Installment notes payable - current portion			        5,501	5,501
 Term notes payable- current portion                    		    300,000	300,000
							_________	__________
Total Current Liabilities                				   2,219,222	2,176,427

Long-term liabilities:
 Installment note payable					        21,520	22,972
 Term notes payable                       				      416,222	466,222
							_________	__________
	Total liabilities					   2,656,964	2,665,621

Stockholders' Equity:
 Common stock, $.01 par value,
 12,000,000 shares authorized;
 4,225,051 shares issued and outstanding in 1995
 3,957,051 shares issued and outstanding in 1994		          43,540	43,540
 Additional paid in capital	             				     2,281,585	2,281,585
 Accumulated Deficit                  	 			   (1,336,586)	(1,259,101)
                                       					 ___________	___________
Total Stockholders' Equity                			        988,539	764,363

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    			$ 3,645,503	    $ 3,731,645

See Accompanying Notes to Financial Statements

                             SUTRON CORPORTION
                          STATEMENTS OF OPERATIONS
                               (Unaudited)
                                  			       Three Months Ended
                                             			March 31,
                                          		        1996	     1995
                                        			___________	___________
Revenues                              		 $  1,136,655	$     916,095

Cost of Goods Sold			        708,315	        684,642
                                    			___________	__________
Gross Profit                              		        428,340	       231,453

Research and Development Expenses	       100,402	        128,301

Selling, General, and
 Administrative Expenses                  	        365,331	        296,683
                                       			___________	___________
Income (Loss) from Operations		       (37,393)	(193,531)

Interest Expense                            		          40,092	          53,526

Income (Loss) before Provision  		____________	___________
 for Income Taxes			        (77,485)	      (247,057)

Provisions for Income Taxes		                    0 	0
                                 			____________	___________
Net Income (Loss)                      		$      (77,485)	$      (247,057)

Net Income (Loss) per Common Share        	              $(.02)	$             (.06)

Weighted Average Number
 of Common Shares                        	       4,225,851	      3,957,051

See Accompanying Notes to Financial Statements

                                                                      SUTRON CORPORTION
                                                            STATEMENTS OF CASH FLOWS
                                                                              (Unaudited)
                                        			      Three Months Ended
                                                			March 31,
                                             		1996    	       	1995
                                           		___________       ___________
Cash Flows from Operating Activities:
  Net income (loss)                       		$     (77,485)	$  (247,057)

  Depreciation and amortization                	        25,044	21,056

  (Increase) Decrease in:
    Accounts receivables                      	      663,981	658,969
    Costs and estimated earnings in
      excess of contract billings             	      (93,736)	(10,010)
    Inventory                                 		      (453,965)	(74,359)
    Other current assets                       	        (14,528)	(8,809)

  Increase (Decrease) in:
    Accounts payable                          	       45,913	(67,256)
    Accrued expenses                           	        32,900	39,520
    Estimated losses on uncompleted
     contracts                                 		         (1,018)	(5,802)
                                          		__________	__________
Net Cash Provided by Operating Activities  	       127,106	306,252

Cash Flows from Investing Activities:
  Capital expenditures                         	       (21,184)	(22,623)
Net Cash Used in Investing Activities	       (21,184)	(22,623)

Cash Flows from Financing Activities:
Proceeds from issuance of term
   note payable                                 		                   0	13,802
  Payments on line of credit                  	         (25,000)	(219,000)
  Payments on Term notes payable              	         (50,000)	(150,000)
  Payments on Installment notes payable	          (1,452)	             0
  Payments on shareholder notes		          (10,000)	             0
                                         		___________	__________
Net Cash (Used) by Financing Activities	        (86,452)	(355,198)

Net Increase (Decrease) in Cash                  	          19,470	(71,569)
Cash and Cash Equivalents, January 1	          49,889	90,516
                                             		___________	__________
Cash and Cash Equivalents, March 31	$        69,360	$   18,947

See Accompanying Notes to Financial Statements

SUTRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 1996


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements, which should be read in conjunction with the financial statements of Sutron Corporation ("the Company") included in the 1995 Annual Report filed on Form 10-KSB, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim period. The Company believes that all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation for such periods have been included.


(2)  INVENTORY
Inventory is stated at the lower of cost or market. Electronic components costs are based on the weighted average method.
Work in process and finished goods costs consist of materials, labor and overhead and are recorded at a standard cost. Inventory consists of the following at March 31 and December 31:

				1996		1995
Electronic components		$536,049	$408,035
Work in process			707,940		426,996
Finished goods			162,348		117,340
				$1,406,337	$952,371

(3)  ADVERTISING
In 1995, the Company developed and produced a 1995-1996 product catalog to advertise its environmental monitoring instruments and systems. The Company, per Statement of Position 93-7, Reporting on Advertising Costs, is able to capitalize the $102,000 cost of the catalog. Costs of the catalog consist of iprinting costs, incremental direct costs and payroll and payroll related costs for individuals who devoted their time to the catalog. The costs are included in Prepaid Items and Other and being charged to income over the expected benefit periods of 1995 and 1996. Advertising costs of $40,800 have been charged to income in 1995, with a net remaining asset of $61,200 available as of December 31, 1995.

(4)  ACCUMULATED DEPRECIATION AND AMORTIZATION
Accumulated depreciation and amortization at March 31 and December 31, is as follows:

				1996		1995
Furniture and equipment		$1,218,811	$1,199,007
Automotive equipment		    19,550	17,817
Leasehold improvements		     5,139	4,678
				$1,243,500	$1,221,504

(5)  INVESTMENT
Land, including related improvements and architectural fees, which was originally acquired as a future plant site, is now being held for sale. The total amount presented as investment consists of land and building design fees of $1,300,311 net of a valuation allowance of $807,192 at March 31, 1996 and December 31, 1995.

(6)  LINE OF CREDIT
The Company signed a loan and security agreement dated December 11, 1992, with its bank which extends the Company a revolving line of credit. The maximum amount of borrowing under the line is not to exceed the lesser of $1,000,000 or the Company's borrowing base as determined by the bank. Interest on the unpaid balance is payable monthly at prime plus two percent. The maturity date of the line was April 30, 1996. The bank has indicated to the Company that the line will be extended. The outstanding balance at March 31, 1996 and December 31, 1995 was $710,000 and $735,000, respectively.


(7)  TERM NOTE PAYABLE
Under the above referenced loan and security agreement, the Company was also extended a term note payable with a principal amount of $2,121,222. Management and the bank agreed to restructure the term note in August, 1994. Principal payments of $40,000 under the agreement were suspended in August, 1994 and were resumed in February, 1995 in the amount of $25,000 per month for 45 months and 1 final payment on July 15, 1998 for the remaining unpaid balance. Interest on the unpaid balance is payable monthly at prime plus two percent. The restructuring allows the Company to defer a portion of its current debt burden over a longer term. Additional principal payments may be due under the agreement if the Company reaches specified cash flow levels described by the bank.

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

Year ending December 31:			1995
1995						$      --
1996						1,035,000
1997						  300,000
1998						  166,222
						$1,501,222

(8)  STOCKHOLDER LOANS PAYABLE
At March 31, 1996 the Company had promissory notes totaling $80,000 payable on demand to two officers of the Company. At December 31, 1995 the Company had promissory notes totaling $90,000 payable on demand to three officers of the Company. The promissory notes are expected to be repaid in 1996 with interest at 10.75 percent.

(9)  LEASE OBLIGATIONS
The Company entered into a lease on October 23, 1992 for its headquarters and production facilities. The 5.5-year operating lease calls for monthly rent of $12,021, including $3,090 estimated as the Company's pro rata share of operating expenses, and annual rent increases of 3%. Rent expense amounted to $151,125 for 1995. The following is a schedule, by years, of future payments due:

Year ending December 31:		1995		1994
1995					$        0	$       132,372
1996					135,517	         135,517
1997					138,756	         138,756
1998					35,310	           35,310
					$309,583	$441,955

(10)  INCOME TAXES

At December 31, 1995, the Company had net operating loss carryforward of $325,000 and general business credits of $31,000, both will expire in 2004.

                          MANAGEMENT'S DISCUSSION AND ANALYSIS
                                OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS

Results of Operations

	Sutron Corporation revenues for the fiscal quarters ended (FQE) March 31, 1996 and March 31, 1995 were $1,136,655 and $916,095, respectively
(an increase of 24%). Sales to agencies of the federal government and other domestic customers improved to 16% to $994,576 in 1996 from $857,188 in 1995, an increase of $137,388. First quarter revenues from contracts with the Air Force to deliver FMQ-13 digital wind sensor spares and repairs increased to $118,590 in 1996 from $(9,873) in 1995, an increase of $128,463. Revenues from international contracts and projects declined 66% to $23,489 in 1996 from $68,780 in 1995, a decrease of $45,291.

	The Companys gross profit for FQE March 31, 1996 increased to $428,340 from
$231,453 for FQE March 31, 1995.  The increase in gross profit is attributed to increased sales volume in 1996 and higher than anticipated contract costs in the prior year.

Selling, general and administrative costs increased $68,648 to $365,331 for FQE March 31, 1996 from $296,683 for FQE March 31, 1995. The increase is due to adding a new salesperson in mid 1995, the amortized advertising costs of Sutron's 1995-1996 product catalog and professional fees relating to the protest of a contract award. This increase was partially offset by decreased product development expenses in the amount of $27,899 to $100,402 in 1995 from $128,301 in 1995. The reduction in research and development expenses was primarily due to product development engineers charging directly to contracts and to reduced expenditures for parts and materials.

	Net interest expenses were $40,092 for the three months ended March 31, 1996 as compared to $53,526 for the three months ended March 31, 1995.  This decrease is attributed to a reduced interest rate on bank borrowings from prime plus three percent to prime plus two percent and reduced borrowings.

	The Company's backlog of orders at March 31, 1996 was approximately $1,964,000.
The Company anticipates that all of its March backlog will be shipped in 1996.

Liquidity and Capital Resources

Cash increased $19,470 for the three months ended March 31, 1996 from the fiscal year ended (FYE) December 31, 1995. Total current assets decreased to $2,878,218 at March 31, 1996 as compared to $2,960,498 at December 31, 1995.
Total current liabilities increased to $2,219,222 at March 31, 1996 as compared to $2,176,427 at December 31, 1995. The Company's current ratio decreased to 1.3:1 at March 31, 1996 from 1.36:1 at December 31, 1995.

The Company's debt restructuring in December 1992 resulted in two notes with the bank being replaced by a revolving credit facility and a term note. Borrowings on the revolving credit facility, which has a maximum limit of $1,000,000, are subject to a defined borrowing base composed primarily of certain accounts receivables and unbilled receivables. Borrowings outstanding against the revolving credit facility as of March 31, 1996 and December 31, 1995 were $710,000 and $735,000, respectively. The current portion of the term note at March 31, 1996 and December 31, 1995 was $300,000, respectively, and the long term portion was $416,222 and $466,222, respectively. The revolving credit facility expired on April 30, 1996.
The bank has indicated to the Company that the line will be extended.

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


                                      			Sutron Corporation
                                			     (Registrant)



May 15, 1996                             Raul S. McQuivey
Date                                  Raul S. McQuviey
                                         Principal Executive Officer

May 15, 1996                             Sidney C. Hooper
Date                                     Sidney C. Hooper
                                         Principal Accounting Officer