Form 10QSB
period 1996-06-30
SUTRON CORP
filed 1996-07-22
CIK 728331

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

FORM 10 QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended	                  June 30, 1996

Commission file number   0-12227

                        Sutron Corporation
(Exact name of registrant as specified in its charter.)

        	Virginia			                            	54-1006352
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation organization)

21300 Ridgetop Circle, Sterling Virginia         	20166
(Address of principal executive offices)       	(Zip  Code)

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

   Common Stock, $.01 Par Value - 4,225,851 shares of as of June 30, 1996.

                     PART I. - FINANCIAL INFORMATION

                                                                                                  SUTRON CORPORATION
                                                                                                       BALANCE SHEETS
                                                                                                               (Unaudited)
                                    					       June 30, 	December 31,
                                         	 				1996	         	1995
                                       					___________     ___________
Assets
Current Assets:
 Cash                                 				    $60,044	$49,889
 Accounts receivables       			             		 1,558,627	1,498,737
 Cost and estimated earnings in excess
    of billings					0	    250,782	402,360
 Inventory	                            			1,541,480	952,371
 Other	                                    				      60,657	57,141
                                       					___________     ___________
Total Current Asset	                    			3,471,590	2,960,498

 Property, Plant, and Equipment,
  less accumulated depreciation
  and amortization of $1,021,414
  and $1,221,504						        196,024	214,895

Investment                                 				        493,118	493,118

Deposits and Other Assets                 			          57,036	63,134
                                       					___________	__________
TOTAL ASSETS                        				  $4,217,768	$3,731,645


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable	                    			$  608,552	$589,010
 Accrued expenses                        				    393,560	253,750
 Contract billings on contracts in progress in
  excess of costs and estimated earnings			     162,273	192,273
 Estimated losses on
  uncompleted contracts                       			       6,187	10,893
 Line of credit		                        			    980,000	735,000
Shareholder loans payable	             		 		      80,000	90,000
Installment notes payable - current portion			        5,501	5,501
 Term notes payable- current portion                    		    300,000	300,000
							_________	__________
Total Current Liabilities                				   2,536,073	2,176,427

Long-term liabilities:
 Installment note payable					        20,076	22,972
 Term notes payable                       				      341,222	466,222
							_________	__________
	Total liabilities					   2,897,370	2,665,621

Stockholders' Equity:
 Common stock, $.01 par value,
 12,000,000 shares authorized;
 4,225,051 shares issued and outstanding in 1996
 and in 1995						          43,540	43,540
 Additional paid in capital	             				     2,281,585	2,281,585
 Accumulated Deficit                  	 			   (1,004,728)	(1,259,101)
                                       					 ___________	___________
Total Stockholders' Equity                			     1,320,397	1,066,024

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    			$   4,217,768	    $ 3,731,645

See Accompanying Notes to Financial Statements

                             SUTRON CORPORTION
                          STATEMENTS OF OPERATIONS
                               (Unaudited)
                                  			       Three Months Ended
                                             			June 30,
                                          		        1996	     1995
                                        			___________	___________
Revenues                              		 $  2,019,958	$    1,213,901

Cost of Goods Sold			1,153,230	654,029
                                    			___________	__________
Gross Profit                              		866,728	      559,872

Research and Development Expenses	      115,420	        118,695

Selling, General, and
 Administrative Expenses                  	       382,457	322,060
                                       			___________	___________
Income (Loss) from Operations		      368,851	119,117

Interest Expense                            		         36,855	51,918

Income (Loss) before Provision  		____________	___________
 for Income Taxes			        331,996	      67,199

Provisions for Income Taxes		                    0 	               0
                                 			____________	___________
Net Income (Loss)                      		$     331,996	$     67,199

Net Income (Loss) per Common Share        	              $.08	$             .02

Weighted Average Number
 of Common Shares                        	       4,225,851	      3,957,051

See Accompanying Notes to Financial Statements

                             SUTRON CORPORTION
                          STATEMENTS OF OPERATIONS
                               (Unaudited)
                                  			       Six Months Ended
                                             			June 30,
                                          		        1996	     1995
                                        			___________	___________
Revenues                              		 $  3,156,613	$   2,129,996

Cost of Goods Sold			1,861,683	1,339,450
                                    			___________	__________
Gross Profit                              		1,294,930	     790,546

Research and Development Expenses	     215,822	       247,002

Selling, General, and
 Administrative Expenses                  	      747,787	618,738
                                       			___________	___________
Income (Loss) from Operations		     331,321	(75,194)

Interest Expense                            		        76,948	105,444

Income (Loss) before Provision  		____________	___________
 for Income Taxes			        254,373	      (180,638)

Provisions for Income Taxes		                    0 	               0
                                 			____________	___________
Net Income (Loss)                      		$     254,373	$    (180,638)

Net Income (Loss) per Common Share	              $.06	$            (.05)

Weighted Average Number
 of Common Shares                        	       4,225,851	      3,957,051

See Accompanying Notes to Financial Statements

                                                                      SUTRON CORPORTION
                                                            STATEMENTS OF CASH FLOWS
                                                                              (Unaudited)
                                        			      Six Months Ended
                                                			June 30,
                                             		1996    	       	1995
                                           		___________       ___________
Cash Flows from Operating Activities:
  Net income (loss)                       		$     254,373	$  (180,639)

  Depreciation and amortization                	        54,351	43,130

  (Increase) Decrease in:
    Accounts receivables                      	      (59,890)	249,124
    Costs and estimated earnings in
      excess of contract billings             	     151,578	391,166
    Inventory                                 		      (589,109)	(179,878)
    Other current assets                       	        (3,516)	(39,047)

  Increase (Decrease) in:
    Accounts payable                          	       19,542	(172,475)
    Accrued expenses                           	        139,810	123,671
    Contract billings in excess of costs
      and earnings				     (30,000)	0
    Estimated losses on uncompleted
     contracts                                 		         (4,706)	(5,640)
                                          		__________	__________
Net Cash Provided by Operating Activities  	       (67,567)	229,412

Cash Flows from Investing Activities:
  Capital expenditures                         	       (29,382)	(27,269)
   Capitalized software costs		                0	(13,269)
Net Cash Used in Investing Activities	       (29,382)	(40,538)

Cash Flows from Financing Activities:
  Proceeds from line of credit		         245,000	0
  Payments on line of credit                  	                   0	(24,000)
  Payments on Term notes payable              	         (125,000)	(225,669)
  Proceeds from installments notes payable	                 0	13,802
  Payments on Installment notes payable	          (2,896)	             0
  Payments on Stockholder loans		         (10,000)	             0
		___________	__________
Net Cash (Used) by Financing Activities	        107,104	(235,867)

Net Increase (Decrease) in Cash                  	          10,155	(46,993)
Cash and Cash Equivalents, January 1	          49,889	90,516
                                             		___________	__________
Cash and Cash Equivalents, June 30	$        60,044	$  43,523

See Accompanying Notes to Financial Statements

SUTRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 1996


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


(2)  INVENTORY
Inventory is stated at the lower of cost or market. Electronic components costs are based on the weighted average method.
Work in process and finished goods costs consist of materials, labor and overhead and are recorded at a standard cost. Inventory consists of the following at June 30 and December 31:

				1996		1995
Electronic components		$560,907	$408,035
Work in process			829,987		426,996
Finished goods			150,586		117,340
				$1,541,480	$952,371

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

(4)  ACCUMULATED DEPRECIATION AND AMORTIZATION
Accumulated depreciation and amortization at June 30 and December 31, is as follows:

				1996		1995
Furniture and equipment		$994,532	$1,199,007
Automotive equipment		    21,281	17,817
Leasehold improvements		     5,601	4,678
				$1,021,414	$1,221,504

(5)  INVESTMENT
Land, including related improvements and architectural fees, which was originally acquired as a future plant site, is now being held for sale. The total amount presented as investment consists of land and building design fees of $1,300,311 net of a valuation allowance of $807,192 at June 30, 1996 and December 31, 1995.

(6)  LINE OF CREDIT
The Company signed a loan and security agreement dated December 11, 1992, with its bank which extends the Company a revolving line of credit. The maximum amount of borrowing under the line is not to exceed the lesser of $1,000,000 or the Company's borrowing base as determined by the bank. Interest on the unpaid balance is payable monthly at prime plus two percent. The maturity date of the line was April 30, 1996. The bank has indicated to the Company that the line will be extended. The outstanding balance at June 30, 1996 and December 31, 1995 was $980,000 and $735,000, respectively.


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
						$1,501,222

(8)  STOCKHOLDER LOANS PAYABLE
At June 30, 1996 the Company had promissory notes totaling $80,000 payable on demand to two officers of the Company. At December 31, 1995 the Company had promissory notes totaling $90,000 payable on demand to three officers of the Company. The promissory notes are expected to be repaid in 1996 with interest at 10.75 percent.

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

                          MANAGEMENT'S DISCUSSION AND ANALYSIS
                                OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS

Results of Operations

Second Quarter 1996 Compared to 1995

Sutron Corporation revenues for the fiscal quarters ended (FQE) June 30, 1996 and June 30, 1995 were $2,019,958 and $1,213,901, respectively (an increase of 66%). Sales to agencies of the federal government and other domestic customers improved 31% to $1,481,869 in 1996 from $1,128,684 in 1995, an increase of $353,185. Second quarter revenues from contract's with the Air Force to deliver FMQ-13 digital wind sensor spares and repairs increased to $70,432 in 1996 from $9,286 in 1995, an increase of $61,146. Revenues from international contracts and projects increased 515% to $467,657 in 1996 from $75,931 in 1995, an increase of $391,726.

The Company's gross profit for FQE June 30, 1996 increased 55% to $866,728 from $559,872 for June 30, 1995. The increase in gross profit is attributed to increased sales volume.

Selling, general and administrative costs increased $60,397 to $382,457 for FQE June 30, 1996 from $322,060 for FQE June 30, 1995. The increase is due to adding a new salesperson in mid 1995, the amortized advertising costs of Sutron's 1995-1996 product catalog and professional fees relating to the protest of a contract award. This increase was partially offset by decreased product development expenses in the amount of $3,275 to $115,420 in 1996 from $118,695 in 1996.

Net interest expenses were $36,855 for the three months ended June 30, 1996 as compared to $51,918 for the three months ended June 30, 1995. This decrease is attributed to reduced borrowings.

The Company's backlog of orders at June 30, 1996 was approximately $3,535,000.
 The Company anticipates that 95% of its June backlog will be shipped in 1996.

Six months ended June 30, 1996 Compared to 1995

Sutron Corporation revenues for the six months ended June 30, 1996 and June 30 1995 were $3,156,613 and $2,129,996, respectively (an increase of 48%). Sales to agencies of the federal government and other domestic customers improved 18% to $2,354,854 in 1996 from $1,985,872 in 1995, an increase of $368,982.
Revenues from contract's with the Air Force to deliver FMQ-13 digital wind sensor spares and repairs increased to $189,022 in 1996 from ($587) in 1995, an increase of $189,609. Revenues from international contracts and projects increased 323% to $612,737 in 1996 from $144,711 in 1995, an increase of $391,726.

The Company's gross profit for the six months ended June 30, 1996 increased 64% to $1,294,930 from $790,546 for June 30, 1995. The increase in gross profit is attributed to increased sales volume.

Selling, general and administrative costs increased $129,050 to $747,788 for the six months ended June 30, 1996 from $618,738 for the six months ended June 30, 1995. The increase is due to adding a new salesperson in mid 1995, the amortized advertising costs of Sutron's 1995-1996 product catalog and professional fees relating to the protest of a contract award. This increase was partially offset by decreased product development expenses in the amount of $31,180 to $215,822 in 1996 from $247,002 in 1995.

Net interest expenses were $76,948 for the six months ended June 30, 1996 as compared to $105,444 for the six months ended June 30, 1995. This decrease is attributed to reduced borrowings.

Liquidity and Capital Resources

Cash increased $10,155 for the six months ended June 30, 1996 from the fiscal year ended (FYE) December 31, 1995. Total current assets increased to $3,471,590 at June 30, 1996 as compared to $2,960,498 at December 31, 1995.
Total current liabilities increased to $2,536,073 at June 30, 1996 as compared to $2,176,427 at December 31, 1995. The Company's current ratio was 1.36:1 at June 30, 1996 and at December 31, 1995.

The Company's debt restructuring in December 1992 resulted in two notes with the bank being replaced by a revolving credit facility and a term note. Borrowings on the revolving credit facility, which has a maximum limit of $1,000,000, are subject to a defined borrowing base composed primarily of certain accounts receivables and unbilled receivables. Borrowings outstanding against the revolving credit facility as of June 30, 1996 and December 31, 1995 were $980,000 and $735,000, respectively. The current portion of the term note at June 30, 1996 and December 31, 1995 was $300,000, respectively, and the long term portion was $341,222 and $466,222, respectively. The revolving credit facility expired on April 30, 1996.
The bank has indicated to the Company that the line will be extended.

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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On May 8, 1996, an Annual Meeting of Shareholders of Sutron Corporation was held. Directors elected at the meeting were Raul S. McQuivey, Thomas
N.  Keefer, Daniel W. Farrell, Glenn A. Conover and Ronald C. Dodson.
Thompson, Greenspon & Co., P.C. were appointed as independent accountants for 1996. The election of directors and the appointment of the independent accountants were the only matters voted upon at the meeting. The number of shares eligible to vote at the meeting were 4,225,851.
The results of the voting on these three matters are shown below.

1.	Election of Directors


Name              Votes For Votes Against Votes Withheld

Raul S. McQuivey    3,022,667      30,280 2,600
Thomas N. Keefer    3,022,947      30,000 2,600
Daniel W. Farrell   3,022,947      30,000 2,600
Glenn A. Conover    3,022,947      30,000 2,600
Ronald C. Dodson    3,022,947      30,000 2,600

2.	Appointment of Thompson, Greenspon & Co., P.C. as Independent Accountants.

For          Against      Abstain
3,026,967    26,580        2,000

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


                                      			Sutron Corporation
                                			     (Registrant)



July 19, 1996                             Raul S. McQuivey
Date                                  Raul S. McQuivey
                                         Principal Executive Officer

July 19, 1996                             Sidney C. Hooper
Date                                     Sidney C. Hooper
                                         Principal Accounting Officer