Form 10QSB
period 1996-09-30
SUTRON CORP
filed 1996-11-08
CIK 728331

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

FORM 10 QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended	                  September 30, 1996

Commission file number   0-12227

                        Sutron Corporation
(Exact name of registrant as specified in its charter.)

        	Virginia			                            	54-1006352
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation organization)

21300 Ridgetop Circle, Sterling Virginia         	20166
(Address of principal executive offices)       	(Zip  Code)

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

   Common Stock, $.01 Par Value - 4,225,851 shares of as of September 30, 1996.

                     PART I. - FINANCIAL INFORMATION

                                                                                                  SUTRON CORPORATION
                                                                                                       BALANCE SHEETS
                                                                                                               (Unaudited)
                                    					September 30, 	December 31,
                                         	 				1996	         	1995
                                       					___________     ___________
Assets
Current Assets:
 Cash                                 					    $124,352	$49,889
 Accounts receivables       			             		 1,054,098	1,498,737
 Cost and estimated earnings in excess
    of billings						   751,401	402,360
 Inventory	                            				1,770,898	952,371
 Other	                                    				      34,770	57,141
                                       					___________     ___________
Total Current Asset	                    			      3,735,519	2,960,498

 Property, Plant, and Equipment,
  less accumulated depreciation
  and amortization of $1,043,410
  and $1,221,504						        191,697	214,895

Investment                                 				        493,118	493,118

Deposits and Other Assets                 			         53,988	63,134
                                       					___________	__________
TOTAL ASSETS                        				  $4,474,322	$3,731,645


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable	                    			$  757,688	$589,010
 Accrued expenses                        				   454,609	253,750
 Contract billings on contracts in progress in
  excess of costs and estimated earnings			     162,273	192,273
 Estimated losses on
  uncompleted contracts                       			       6,187	10,893
 Line of credit		                        			   730,000	735,000
Shareholder loans payable	             		 		      80,000	90,000
Installment notes payable - current portion			        5,501	5,501
 Term notes payable- current portion                    		    350,000	300,000
							_________	__________
Total Current Liabilities                				   2,546,258	2,176,427

Long-term liabilities:
 Installment note payable					        18,586	22,972
 Term notes payable                       				      241,222	466,222
							_________	__________
	Total liabilities					   2,806,066	2,665,621

Stockholders' Equity:
 Common stock, $.01 par value,
 12,000,000 shares authorized;
 4,225,051 shares issued and outstanding in 1996
 and in 1995						          43,540	43,540
 Additional paid in capital	             				     2,281,585	2,281,585
 Accumulated Deficit                  	 			   (656,869)	(1,259,101)
                                       					 ___________	___________
Total Stockholders' Equity                			     1,668,256	1,066,024

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    			$   4,474,322	    $ 3,731,645

See Accompanying Notes to Financial Statements

                             SUTRON CORPORTION
                          STATEMENTS OF OPERATIONS
                               (Unaudited)
                                  			       Three Months Ended
                                             			September 30,
                                          			        1996	     1995
                                        			___________	___________
Revenues                              		 $  2,876,496	$    1,218,270

Cost of Goods Sold			     1,726,369	        747,306
                                    			___________	__________
Gross Profit                              		        1,150,127	      470,964

Research and Development Expenses	        155,427	       125,776

Selling, General, and
 Administrative Expenses                  	         520,850	       288,477
                                       			___________	___________
Income (Loss) from Operations		         473,850	       56,711

Interest Expense                            		         46,333	        29,956

Income (Loss) before Provision  		____________	___________
 for Income Taxes			        427,517	         26,755

Provisions for Income Taxes		           79,658	               0
                                 			____________	___________
Net Income (Loss)                      		$    347,859	$      26,755

Net Income (Loss) per Common Share        	              $.08	$             .01

Weighted Average Number
 of Common Shares                      	  	       4,225,851	      3,957,051

See Accompanying Notes to Financial Statements

                             SUTRON CORPORTION
                          STATEMENTS OF OPERATIONS
                               (Unaudited)
                                  			       Nine Months Ended
                                             			September 30,
                                          			        1996	     1995
                                        			___________	___________
Revenues                              		 $  6,033,109	$   3,348,266

Cost of Goods Sold			     3,588,052	    2,086,756
                                    			___________	__________
Gross Profit                              		      2,445,057	    1,261,510

Research and Development Expenses	    371,249	      372,778

Selling, General, and
 Administrative Expenses                  	      1,268,637	     907,215
                                       			___________	___________
Income (Loss) from Operations		     805,171	    (18,483)

Interest Expense                            		        123,281	    135,400

Income (Loss) before Provision  		____________	___________
 for Income Taxes			        681,890	      (153,883)

Provisions for Income Taxes		            79,658	               0
                                 			____________	___________
Net Income (Loss)                      		$     602,232	$    (153,883)

Net Income (Loss) per Common Share	              $.14	$            (.04)

Weighted Average Number
 of Common Shares          		              	       4,225,851	      3,957,051

See Accompanying Notes to Financial Statements

                                                                      SUTRON CORPORTION
                                                            STATEMENTS OF CASH FLOWS
                                                                              (Unaudited)
                                        						      Nine Months Ended
                                                						September 30,
                                             					1996    	       	1995
                                           					___________       ___________

Cash Flows from Operating Activities:
  Net income (loss)	$   602,232		$  (153,883)
  Noncash items included in net income (loss):
    Depreciation and amortization	79,393		67,236

    (Increase) Decrease in:
      Accounts receivables	444,639		218,022
      Costs and estimated earnings in excess of contract
        billings	(349,041)		375,176
      Inventory	(818,527)		(80,665)
      Prepaid items and other	22,371		(61,136)

    Increase (Decrease) in:
      Accounts payable	168,678		(174,270)
      Accrued expenses	200,859		111,378
      Contract billings in excess of costs and earnings	(30,000)		(
      Estimated losses on uncompleted contracts	(4,706)		(6,558)

Net Cash Provided (Used) by Operating Activities	315,898		295,300

Cash Flows from Investing Activities:
     Purchase of property and equipment	(47,049)		(45,547)
     Capitalized software costs	(		(13,269)
Net Cash Used in Investing Activities	(47,049)		(58,816)

Cash Flows from Financing Activities:
  Proceeds from line of credit	(		(
  Payments on line of credit	(5,000)		(99,000)
  Proceeds from installment loans	(		31,190
  Payments on installment loans	(4,386)		(
  Payments on stockholder loans	(10,000)		(
  Payments on term notes payable	(175,000)		(251,360)

Net Cash (Used) Provided by Financing Activities	(194,386)		(319,170)

Net Increase (Decrease) in Cash and Cash Equivalents	74,463		(82,686)
Cash and Cash Equivalents, January 1	49,899		90,516
Cash and Cash Equivalents, September 30	$124,352		$     7,830

See Accompanying Notes to Financial Statements

SUTRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 1996


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


(2)  INVENTORY
Inventory is stated at the lower of cost or market. Electronic components costs are based on the weighted average method.
Work in process and finished goods costs consist of materials, labor and overhead and are recorded at a standard cost.
Inventory consists of the following at September 30 and December 31:

				1996		1995
Electronic components		$708,125	$408,035
Work in process			815,691		426,996
Finished goods			247,082		117,340
				$1,770,898	$952,371

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

(4)  ACCUMULATED DEPRECIATION AND AMORTIZATION
Accumulated depreciation and amortization at June 30 and December 31, is as follows:

				1996		1995
Furniture and equipment		$1,015,335	$1,199,007
Automotive equipment		    22,012	17,817
Leasehold improvements		    6,063		4,678
				$1,043,410	$1,221,504

(5)  INVESTMENT
Land, including related improvements and architectural fees, which was originally acquired as a future plant site, is now being held for sale. The total amount presented as investment consists of land and building design fees of $1,300,311 net of a valuation allowance of $807,192 at September 30, 1996 and December 31, 1995.

(6)  LINE OF CREDIT
The Company signed a loan and security agreement dated December 11, 1992, with its bank which extends the Company a revolving line of credit. The maximum amount of borrowing under the line is not to exceed the lesser of $1,000,000 or the Company's borrowing base as determined by the bank. Interest on the unpaid balance is payable monthly at prime plus two percent. The maturity date of the line is April 30, 1997. The outstanding balance at June 30, 1996 and December 31, 1995 was $730,000 and $735,000, respectively.


(7)  TERM NOTE PAYABLE
Under the above referenced loan and security agreement, the Company was also extended a term note payable with a principal amount of $2,121,222. To assist the Company in financing a large international contract, management and the bank agreed to restructure the term note in August, 1996. Principal payments of $25,000 under the agreement were suspended in August, 1996 and are to be resumed in December, 1996. The aggregate amount of the deferred payments in the amount of $100,000 is due and payable on April 30, 1996. Final payment for the unpaid balance on the note is due on July 15, 1998. Interest on the unpaid balance is payable monthly at prime plus two percent. Additional principal payments may be due under the agreement if the Company reaches specified cash flow levels described by the bank.

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
						$1,501,222

(8)  STOCKHOLDER LOANS PAYABLE
At September 30, 1996 the Company had promissory notes totaling $80,000 payable on demand to two officers of the Company. At December 31, 1995 the Company had promissory notes totaling $90,000 payable on demand to three officers of the Company.
The promissory notes are expected to be repaid in 1996 with interest at 10.75 percent.

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

                          MANAGEMENT'S DISCUSSION AND ANALYSIS
                                OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS

Results of Operations

Third Quarter 1996 Compared to 1995

	Sutron Corporation revenues for the fiscal quarters ended
 (FQE) September 30, 1996 and September 30, 1995 were
$2,876,496 and $1,218,270, respectively (an increase of 136%).
  Sales to agencies of the federal government and other domestic customers improved 52% to $1,538,794 in 1996 from $1,012,576 in 1995, an increase of $526,218. Third quarter revenues from contract's with the Air Force to deliver FMQ-13 digital wind sensor spares and repairs increased to $50,668 in 1996 from
$46,073 in 1995, an increase of $4,595.  Revenues from
 international contracts and projects increased 706% to $1,287,033 in 1996 from $159,621 in 1995, an increase of $1,127,412.

	The Company's gross profit for FQE September 30, 1996 increased 144% to $1,150,127 from $470,964 for September 30,
1995. The increase in gross profit is attributed to increased sales volume.

	Selling, general and administrative costs increased $232,373 to $520,850 for FQE September 30, 1996 from $288,477 for FQE
September 30, 1995. The increase is due to adding a new salesperson in mid 1995 and another in mid 1996, the amortized advertising costs of Sutron's 1995-1996 product catalog and professional fees relating to the protest of a contract award. Product development expenses increased $29,651 to $155,427 for
 FQE September 30, 1996 from $125,776 for FQE September 30,
 1995.

	Net interest expenses were $46,333 for the three months ended September 30, 1996 as compared to $29,755 for the three months ended September 30, 1995. This increase is attributed to increased borrowing on the line of credit.

	The Company's backlog of orders at September 30, 1996 was approximately $4,354,000 as compared with $2,228,000 at September 30, 1995, an increase of $2,126,000 or 95%. The Company anticipates that 60% of its September backlog will be shipped in 1996.

Nine months ended September 30, 1996 Compared to 1995

	Sutron Corporation revenues for the nine months ended September 30, 1996 and September 30, 1995 were $6,033,109 and $3,348,266, respectively (an increase of 80%). Sales to agencies of the federal government and other domestic customers improved 29% to $3,893,648 in 1996 from $3,008,321 in 1995, an increase of $885,327.  Revenues from contract's with the Air
 Force to deliver FMQ-13 digital wind sensor spares and repairs increased to $239,690 in 1996 from $35,613 in 1995, an increase of $204,077. Revenues from international contracts and projects increased 524% to $1,899,770 in 1996 from $304,332 in 1995, an increase of $1,595,438.

	The Company's gross profit for the nine months ended
September 30, 1996 increased 94% to $2,445,057 from $1,261,510 for September 30, 1995. The increase in gross profit is attributed to increased sales volume.

	Selling, general and administrative costs increased $361,422 to $1,268,637 for the nine months ended September 30, 1996 from $907,215 for the nine months ended September 30, 1995. The increase is due to adding a new salesperson in mid 1995 and another in mid 1996, the amortized advertising costs of Sutron's
1995-1996 product catalog and professional fees relating to the protest of a contract award. Product development expenses decreased $1,529 to $371,249 in 1996 from $372,778 in 1995.

	Net interest expenses were $123,281 for the nine months ended September 30, 1996 as compared to $135,400 for the nine months ended September 30, 1995. This decrease is attributed to reduced bank borrowings.

Liquidity and Capital Resources

	Cash increased $74,463 for the nine months ended September 30, 1996 from the fiscal year ended (FYE) December
 31, 1995. Total current assets increased to $3,735,519 at September 30, 1996 as compared to $2,960,498 at December 31, 1995. Total current liabilities increased to $2,546,258 at September 30, 1996 as compared to $2,176,427 at December 31, 1995. The Company's current ratio was 1.47:1 at September 30, 1996 and 1.36:1 at
December 31, 1995.

	The Company's debt restructuring in December 1992 resulted in two notes with the bank being replaced by a revolving credit facility and a term note. Borrowings on the revolving credit facility, which has a maximum limit of $1,000,000, are subject to a defined borrowing base composed primarily of certain accounts receivables.  Borrowings outstanding against the revolving credit facility as of September 30, 1996 and December 31, 1995 were $730,000 and $735,000, respectively.
  The current portion of the term note at September 30, 1996 and December 31, 1995 was $350,000 and $300,000, respectively, and the long term portion was $241,222 and $466,222, respectively. The revolving credit facility expires on April 30, 1997.

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


                                      			Sutron Corporation
                                			     (Registrant)



November 11, 1996                             Raul S. McQuivey
Date                                  Raul S. McQuivey
                                         Principal Executive Officer

November 11, 1996                             Sidney C. Hooper
Date                                     Sidney C. Hooper
                                         Principal Accounting Officer