Form 10KSB
period 1996-12-31
SUTRON CORP
filed 1997-03-31
CIK 728331

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

FORM 10 KSB


Annual Report Pursuant To Section 13 Or 15(D)
Of The Securities Exchange Act Of 1934

For the fiscal year ended: December 31, 1996

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year were $8,689,068.

The aggregate market value of the voting stock held by non-affiliates as of March 26, 1997 was approximately $2,092,000 based on the average bid and asked prices of such stock.

The number of shares outstanding of the issuer's
Common Stock, $.01 par value, as of March 26, 1997 was 4,225,851.


Documents Incorporated by Reference
Portions of the registrant's definitive proxy statement dated April 11 1997 are incorporated in Part III as set forth herein.

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

8600 Wind Sensor

The 8600 Wind Sensor began under an Air Force contract awarded to Sutron in 1985 to develop a replacement for the AN-GMQ-20, an aging wind sensing system used by the U.S. Air Force. The 8600 combined thick film sputtering and microprocessor technology to create a state-of-the-art wind sensor named the AN-FMQ-13. Initial efforts to purchase components off the shelf to meet the Air Force specifications proved unsuccessful. During 1988 and 1989 Sutron redesigned the 8600 sensor head in an effort to improve the accuracy and to improve the de-icing capabilities. Acceptance testing by the Air Force began again in April 1989, and "First Article" approval was granted in November 1989. Items manufactured under this contract have included 8600 wind sensors and ancillary displays and recording equipment, ground support equipment and spares. The Company received contracts for spares and for repairs of older units in 1996 with final delivery and acceptance of these items anticipated in 1997.

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

Distribution Methods of Products and Services

The Company's products and services are currently sold in the United States by the Company's direct sales force. As of December 31, 1996, the Company employed eight salaried sales and marketing personnel, including four engaged directly in field sales activities, and four in various other marketing and sales support functions. Internationally, the Company utilizes sales agents to market its products and services.

Customers

During 1996, approximately 55% of the Company's products and services were sold to the Federal Government. Revenues in 1996 among the various agencies were as follows: U.S. Army Corps of Engineers, 8%; Department of Defense, 6%; Department of the Interior, 38%; and various other agencies of the federal government, 3%. The revenues from the Corps of Engineers were spread among some ten
(10) separate Districts, and the revenues from the Department of the Interior among two (2) Regions. As all of these districts and agencies act independently, the loss of any single district or agency as a customer would not have a material adverse effect on the Company's business. See Note 11 to the Financial Statments under Part II, Item 7 hereof for this information.

The Company also performed on various contracts of foreign origin. Total revenues from foreign customers amounted to approximately 35% of total revenues in 1996, 14% of total revenues in 1995, and approximately 22% in 1994. Sutron actively markets its products and services internationally.

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

Research and Development

During the three years ended December 31, 1996, 1995, and 1994,
Sutron's internally funded research and development costs were $547,617, $505,953, and $434,300 respectively. PC Base II, our data management software, received its final release in 1996 and enhancements were made to several existing products.

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

Backlog

The Company's backlog at December 31, 1996 was $3,733,465 as compared with $1,390,682 at December 31, 1995 and $830,000 at December 31, 1994. The Company anticipates that 98% of its
1996 year-end backlog will be shipped in 1997.

Employees

The Company had a total of 54 employees as of December 31, 1996 of which 53 were full time.

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

Item 4.  Submission of Matters To A Vote of Security Holders

No matter was submitted during the fourth quarter of 1996 to a vote of the Company's security holders, either through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for Common Equity and Related Stockholder
Matters

(a)  Market Information

The common stock of Sutron Corporation is quoted over the counter through the NASD Bulletin Board supplied by the National Association of Securities Dealers, Inc. under the symbol STRN, and through the Pink Sheet Service of the National Quotation Bureau, Inc. The following table shows the high and low bid quotations in 1996 and 1995 by quarter as reported by the National Quotation Bureau, Inc. and the National Association of Securities Dealers, Inc. These quotations represent prices between dealers in securities, do not include retail mark-ups, mark-downs, or commissions and do not necessarily represent actual transactions.

MARKET INFORMATION

			      1996			1995
Quarter		     	HIGH	LOW		HIGH		LOW
First Quarter 		3/8 	5/16	 	5/8	 	1/4
Second Quarter		11/16	5/16	 	9/16		1/4
Third Quarter	 	1 13/16	5/8	 	9/16		1/8
Fourth Quarter		1 7/16	1 1/8		5/16 		1/16


 (b)  Approximate Number of Equity Shareholders:
Title of Class: Common Stock, $.01 par value
Approximate Number of Record Holders At March 26, 1997: 348

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

Item 6.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by each line item in the Company's Statement of Operations:


				        	           	Fiscal Year
				                  	1996		1995		1994
Revenues				      	100.0%		100.0%		100.0%
Cost of sales	      	  		 	60.0 		63.7	 	62.8
Gross profit		      		  	  40.0	 	36.3	 	37.2
Selling, general and administrative expenses	   21.3	 	23.5 	 	23.4
Research and development expenses	                6.3	  	9.1  		8.3
Income from operations				   12.4		   3.7 		5.5
Other expense	 				     ---		     --		  --
Interest expense				       	 1.9	  	3.3	  	3.8
Income before income taxes		                 10.5	  	.4  		1.7
Provision for income taxes			1.6
Net income             				  8.9%  		.4%	 	1.7%

Fiscal 1996 Compared to Fiscal 1995

Revenues.  The Company's revenues for 1996 increased 57% to
$8,689,068 from revenues of $5,532,612 in 1995.  The increase was primarily the result of sales of two products released in late 1995, the digital data recorder (DDR) and the 8210 Data Recorder/Transmitter, and increased international systems sales. Revenues from international contracts and projects increased to $3,014,000 in 1996 from $757,000 in
1995, an increase of $2,257,000.   Sales to agencies of the federal government
 and other domestic customers improved to $5,160,000 in 1996 from $4,321,000, an increase of $839,000. Revenues from contracts with the Air Force for FMQ-13 wind sensors, spares and repairs decreased to $515,000 in 1996 from $455,000 in 1995, an increase of $50,000. The Company's largest customer in each of 1996 and 1995 was the Department of the Interior, which accounted for 39% and 56% of revenues, respectively.

Gross Profit. Gross profit for 1996 increased 73% to $3,473,050 from $2,011,010 in 1995. Gross margin as a percentage of revenues for 1996 increased to 40.0% as compared to 36.3% in 1995. The increase in the Company's gross margin as a percentage of sales was attributed to the increase in sales volume.

Selling, General and Administrative. Selling, general and administrative expenses increased 43% to $1,850,899 in 1996 from $1,298,411 in 1995. Selling, general and administrative expenses as a percentage of revenues decreased to 21.3% in 1996 from 23.5% in 1995 due to the increase in sales volume.
The increase of $552,488 in 1996 over 1995 was primarily due to increased international commissions, the addition of a new international sales manager in June 1996, and increased sales and marketing activities. The Company has been proactively engaged in expanding its sales and marketing activities in an effort to increase its customer base and to improve its market share.

Research and Development. Research and development expenses increased 8% to $547,617 in 1996 from $505,956 in 1995.
Research and development expenses as a percentage of revenues decreased to 6.3% in 1996 from 9.1% in 1995. The increase of $41,661 in 1996 over 1995 was primarily due to increased product development activities. The Company continues to focus on expanding its product line of data recorders/transmitters, sensors and data management software and reducing product development cycles.

Net Interest Expense.  Interest expenses for 1996 decreased to
$162,848 from $185,639 in 1995. This decrease is attributed to reduced borrowings.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company had working capital of $1,291,361 compared to working capital of $784,071 at January 1, 1996. Cash and cash equivalents at December 31, 1996 were $78,970 compared to $49,889 at January 1, 1996. In 1996, the Company's major uses of cash were for purchases of inventory and payments on bank notes payable.

The Company signed a loan and security agreement dated December
11, 1992, with its bank which extended a line of credit and a term note with a principal balance of $2,121,222. Remaining principal payments on the term note amount to $25,000 per month for 18 months and 1 final payment on July 15, 1998 for the remaining unpaid balance. Interest on the unpaid balance is payable monthly at prime plus two percent The current portion of the term note at December 31, 1996 was $300,000 and the long term portion was $166,222.

Borrowings on the Company's revolving credit facility, which has a maximum limit of $1,000,000, are subject to a defined borrowing base composed primarily of certain accounts receivables and unbilled receivables. Borrowings outstanding against the revolving credit facility as of December 31, 1996 were $905,000. The revolving credit facility expires on April 30, 1997. The Company believes the credit facility will be extended on the renewal date.

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

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Sutron Corporation
Sterling, Virginia


	We have audited the accompanying balance sheets of Sutron
Corporation as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the three years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

	In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sutron Corporation as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.


Thompson, Greenspon & Co.


Fairfax, Virginia
February 28, 1997

                       PART I. - FINANCIAL INFORMATION
                                  SUTRON CORPORATION
                                    BALANCE SHEETS
                                                                                 (Unaudited)
                              		December 31,	December 31,
                                		   1996		  1995
                                  		___________     ___________
Assets
Current Assets:
 Cash                           		 $    78,970	$  49,889
 Accounts receivables     	  	  1,195,281	1,498,737
 Unbilled Contract receivables	       15,096	   36,130
 Cost and estimated earnings
  in excess of billings		     628,344	  366,230
 Inventory			     2,135,231	952,371
 Prepaid and other		        46,482	   57,141
                                    		 _________	_________
Total Current Asset		    4,099,404	2,960,498

 Property, Plant, and Equipment,
  Furniture and Fixtures        	  1,201,030	1,382,161
  Automative equipment		       44,974	     44,974
  Leasehold improvements		      9,264	    9,264
                            		________	_________
                           			  1,255,268  	1,436,399
  Accumulated deprectiation     	(1,072,273)	(1,221,504)
                             		_________ 	_________
Net property, plant and
equipment                      	  	   182,995	    214,895

Investment			     493,118	     493,118
Other Assets			       50,940	       63,134
Total Other Assests		     544,058	     556,252
				_________ 	_________
TOTAL ASSETS                	$ 4,826,457	$  3,731,645




                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable		$  895,524	   $  589,010
Accrued payroll	 		      60,224	       35,187
 Accrued expenses		    396,841	      218,563
Contract billings on contracts in
progress in excess of costs and
estimated earnings		    162,702	      192,273
 Estimated losses on
  uncompleted contracts   		      1,095	        10,893
 Current maturities:
   Line of credit		        	    905,000	      735,000
   Installment notes payable	       6,657	          5,501
   Term notes payable		    300,000	       300,000
   Shareholder loans payable	      80,000	         90,000
				___________	  ___________
Total Current Liabilities		 2,808,043	    2,176,427

Long-term liabilities:
  Installment notes payable	          16,411	          22,972
 Term notes payable		        166,222	         466,222
Total Long-term Liabilities	        182,633	         489,194
Total liabilities			     2,990,676	       2,665,621


Stockholders' Equity:
 Common stock, $.01 par value,
12,000,000 shares authorized;
4,225,851 shares issued and
outstanding in 1996 and 1995	          43,540	       43,540
 Additional paid in capital 	     2,281,585	    2,281,585
				     2,325,125	    2,325,125
 Accumulated Deficit             	       (489,344)	   (1,259,101)
                           			_____________	___________
Total Stockholders' Equity	     	 1,835,781	    1,066,024

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	   $ 4,826,457	  $ 3,731,645

See Accompanying Notes to Financial Statements

                                SUTRON CORPORTION
                             STATEMENTS OF OPERATIONS
                             		Year Ended December 31,
				1996		1995		1994
Revenue				$8,689,068	$5,532,612	$ 5,217,951
Cost of Goods Sold		 5,216,018	3,521,602	3,278,814
Gross Profit 			 3,473,050	2,011,010	1,939,137
Research and Development
 Expenses			   547,617	505,956		434,300
Selling, General, and
Administrative
Expenses 			1,850,899	1,298,411	1,221,041

Operating Income		1,074,534	206,643		283,796
Financial Expense, net,
including interest expense
of $165,181 in 1996,
$188,250 in 1995, and
$197,717 in 1994			  162,848	185,639		195,677
Income before
  Income Taxes 			  911,686	  21,004		   88,119
Income Tax			  141,929	     -		     1,000
Net Income 			$769,757	$21,004		$  87,119
Net Income per
 Common Share			$       .18	$   .005		$        .02
Weighted Average Number
 of Common Shares		4,309,465	4,018,375	3,927,676

See Accompanying Notes to Financial Statements

						SUTRON CORPORATION
					STATEMENTS OF STOCKHOLDERS' EQUITY
				YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

			COMMON			PAID-INACCUMULATED
			SHARES	AMOUNT	CAPITAL	DEFICIT
Balances,
December 31, 1993	3,922,051	$40,502		$2,246,648	$(1,367,224)
Exercise of Stock
 Options			    35,000	        350	          4,025	                --
Net Income for 1994	             -	              -	                  -	         87,119
Balances,
 December 31, 1994	 3,957,051	      40,852	     2,250,673	    (1,280,105)
Exercise of Stock
 Options			    268,800	       2,688	          30,912	                  --
Net Income for 1995	               -	                  -	                    -	           21,004
Balances,
 December 31, 1995	   4,225,851	      43,540	      2,281,585	      (1,259,101)
Net Income for 1996	                  -	                      -	         769,757	          769,757
Balances,
Totals			   4,225,851	$     43,540	     $2,281,585	$       (489,344)
      See Accompanying Notes to Financial Statements

                                    SUTRON CORPORTION
                             STATEMENTS OF CASH FLOWS                                                   Year Ended December 31,
						1996 	 	1995	    	1994
Cash Flows from Operating Activities
 Net income					$769,757	$21,004		$87,119
 Noncash items included in net income
 Depreciation and   amortization			109,596		102,369		  82,813
 Gain (loss) on sale of
  equipment, net					   6,411		  (4,478)		        42
 (Increase) Decrease in
  Accounts receivables				324,490		(251,579) 	 445,291
Costs and estimated earnings
 in excess of contract billings
 on contracts in progress 				(262,114)	   91,602	   72,115
 Inventory					(1,182,860)	   96,089	  144,357
 Prepaid items and other				  10,659		 (31,405)	   (11,068)
 Other assets					         --		          --	 	      (475)
 Increase (Decrease) in
 Accounts payable				306,514		  28,350		   (154,450)
 Accrued expenses				203,315		   7,763		    (85,766)
 Contract billings on  contracts in progress
 in excess of costs and  estimated earnings		(29,571)		192,273		             --
 Estimated losses on
 uncompleted contracts				  (9,798)		    3,928		     (47,768)
 Net Cash Provided by
 Operating Activities				246,399		255,916		     532,210
 Cash Flows from Investing  Activities
 Purchase of property and
 equipment					(71,913)		(10,157)		     (66,105)
 Capitalized software  costs			         --		(13,270)-	     (47,700)
 Net Cash used by  Investing Activities		(71,913)		(23,427)		    (113,805)
 Cash Flows from Financing  Activities
 Proceeds from issuance of  common stock		         --		  33,600		        4,375
 Proceeds from sale of
 property and  equipment				          --	 	         --	 	        2,701
 Proceeds from line of
 credit, net					 170,000	   81,000		               --
 Payments on line of
 credit, net					          --	           --		     (321,000)
 Payments on term notes payable			(300,000)	(375,000)	     (300,000)
 Advance on term notes  payable			          --	           -- 		      100,000
 Payments on installment  notes payable		    (5,405) 	    (2,716)_	              --
 Payments on stockholder  loans payable		   (10,000)	   (10,000)	              --
 Proceeds from stockholder  loans payable		            --	            --	      100,000
 Net Cash Used by
 Financing Activities				  (145,405)	  (273,116)	     (413,924)
 Net Increase (Decrease)
 in Cash and Cash
Equivalents					      29,801	     (40,627)	          4,481
Cash and Cash Equivalents,
 beginning of year				      49,889	       90,516	        86,035
Cash and Cash Equivalents,
 end of year					    $78,970	      $79,889	       $90,516
Schedule of Noncash
 Investing and Financing
 Activities
Purchase of equipment
 through issuance of
 installment ntoes payable				$            --	$       31,189	$               --

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

Interest paid amounted to $160,637 in 1996, $180,523 in 1995, and $193,186 in 1994. Income taxes paid amounted to $162,350 in 1996, $-0- in 1995, and $1,000 in 1994.

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

Earnings Per Share: Earnings per average common share is computed using the weighted average number of common and common equivalent shares outstanding during the periods. Common equivalent shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method. The number of shares used in the computation of income per common share was 4,356,419 in 1996, 4,018,375 in 1995 and 3,927,676 in
1994.

Financial Instruments: The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and short term notes receivable and payable approximate their carrying amounts in the financial statements. Based on the borrowing rates currently available to the company for debt with similar maturity dates and collateral, the estimated fair value of long-term debt is $172,000 at December 31, 1996.

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

(2)  CONTRACTS IN PROGRESS
Information with respect to contracts in progress at December
31, is as follows:

					1996		1995
Direct and indirect
costs, including overhead			$2,162,549	$10,476,091
Estimated losses, net			       (1,095)	       (10,893)
Total					$2,161,454	$10,465,198

Billings					$1,534,215	$10,109,861
Costs and estimated
earnings in excess of
billings					      628,334	366,230
Estimated losses on
 contracts in process			        (1,095)	(10,893)
Total					$2,161,454	$10,465,198

(3)  INVENTORY
Inventory is stated at the lower of cost or market. Electronic components costs are based on the weighted average method.
Work in process and finished goods costs consist of materials, labor and overhead and are recorded at a standard cost.
Inventory consists of the following at December 31:

				1996		1995
Electronic components		$702,216	$408,035
Work in process			1,232,440	426,996
Finished goods			200,575		117,340
				$2,135,231	$952,371

 (4)  ACCUMULATED DEPRECIATION AND AMORTIZATION
Accumulated depreciation and amortization at December 31, is as follows:

				1996		1995
Furniture and equipment		$1,041,005	$1,199,007
Automotive equipment		     24,743	17,817
Leasehold improvements		     6,525	4,678
				$1,072,273	$1,221,504

(5)  INVESTMENT
Land, including related improvements and architectural fees, which was originally acquired as a future plant site, is now being held for sale. The total amount presented as investment consists of land and building design fees of $1,300,311 net of a valuation allowance of $807,192 in 1996 and 1995.

(6)  LINE OF CREDIT
The Company signed a loan and security agreement dated December 11, 1992, with its bank which extends the Company a revolving line of credit. The maximum amount of borrowing under the line is not to exceed the lesser of $1,000,000 or the Company's borrowing base as determined by the bank. Interest on the unpaid balance is payable monthly at prime plus two percent. The maturity date of the line is April 30, 1997, and the outstanding balance at December 31, 1996 amounted to $905,000 and $735,000 in 1995.

(7)  TERM NOTE PAYABLE
Under the above referenced loan and security agreement, the Company was also extended a term note payable with a principal amount of $2,121,222. The remaining principal payments under the agreement, amount to $25,000 per month for 18 months and 1 final payment on July 15, 1998 for the remaining unpaid balance. Interest on the unpaid balance is payable monthly at prime plus two percent. Additional principal payments may be due under the agreement if the Company reaches specified cash flow levels described by the bank.

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

Year ending December 31:			1996		1995
1996						$      --		$1,035,000
1997						1,211,657	300,000
1998						   173,769	166,222
1999						      5,075
2000						       3,789
						$1,394,290	$1,501,222

(8)  STOCKHOLDER LOANS PAYABLE
At December 31, 1996 the Company had promissory notes totaling
$80,000 payable on demand to two officers of the Company.
The promissory notes are expected to be repaid in 1997 with interest at 10.75 percent.

(9)  LEASE OBLIGATIONS
The Company entered into a lease on October 23, 1992 for its headquarters and production facilities. The 5.5-year operating lease calls for monthly rent of $12,021, including $3,090 estimated as the Company's pro rata share of operating expenses, and annual rent increases of 3%. Rent expense amounted to $144,258 for 1996, $151,125 for 1995, and $134,000
for 1994. The following is a schedule, by years, of future payments due:

Year ending December 31:		1996		1995
1996							135,517
1997					147,473		138,756
1998					 36,063		35,310
					$183,536	$327,041

(10)  INCOME TAXES
The provision for income taxes charged to continuing operations for the years ended December 31, was as follows:

					1996	     1995		1994
Current income taxes			$141,929	$0	$1,000
Deferred tax expense			       0 	           0		    0
Total tax expense		  		$141,929	  $0		$1,000


Deferred tax assets, net of tax effect, are comprised of the following at December 31:

							1996			1995
Net operating loss carry forward				         $ - 		$ 123,000
Investment						  307,000		307,000
Estimated losses on contracts					 - 		4,000
Accrued vacation						   29,000		29,000
Gross deferred tax assets					  336,000		463,000
Depreciation						  (23,000)		(25,000)
Gross deferred tax liability				 313,000		(25,000)
Deferred tax asset valuation allowance			 (313,000)		(438,000)
Net deferred tax asset					          $ -		$ -

A reconciliation between the amount of reported income tax expense and the amount computed by multiplying the applicable statutory Federal income tax rate is as follows:

						1996		1995		1994
Income before income taxes			$911,686	$21,005		$87,119
Applicable statutory income tax rate		34%		34%		34%
Computed "expected" Federal tax expenses		310,000		7,000		30,000
Adjustments to Federal incometax resulting from:
  State income tax				18,000		1,000		6,000
  Tax Credits					(61,071)		       -  		       -
Change in valuation allowance			(125,000)	(8,000)		(35,000)
Provision for Income Taxes			$141,929	$  -  		$  1,000

(11)  MAJOR CUSTOMERS
Set forth below are customers, including agencies of the U. S.
Government, from which the Company received more than 10 percent of total revenue, for the years ended December 31:

							1996	1995	1994
  Domestic:
    Department of Defense					6%	9%	10%
    Department of Interior					39%	56%	35%
    Army Corp. of Engineer's				7%	9%	15%
  International						35%	14%	22%

(12)  STOCK BONUS AND STOCK OPTION PLANS
Stock Bonus Plan: A Company stock bonus plan rewards Company employees rendering extraordinary services to the Company.
These shares are subject to restrictions upon transfer for periods of time varying from a few months for grants of 25 or fewer shares to four to ten years for larger grants. The
Company has a thirty-day option to purchase the restricted shares on the employee's termination at a price equal to 50 percent of the market value on the termination date.

Stock Options: The Company has granted stock options under a stock option agreement and the 1996 Stock Option Plan to key employees and directors for valuable services to the Company. Under the 1996 Plan a maximum of 260,000 shares may be granted at not less than 100 percent of the fair market value at the grant date. All options have a ten year term from the date of grant. The following summarizes the option activity under the stock option agreement and the 1996 Stock Option Plan for the last three years.

							Number of Shares	Option 												Price
										Per Share
Outstanding, December 31, 1993					443,500		$.125 - .53
Grants
Exercised							(35,000)		.125
Canceled or expired
Outstanding, December 31, 1994					408,500		.125 - .53
Grants
Exercised							(268,800)	.125
Canceled or expired						(22,200)		.125
Outstanding, December 31, 1995					117,500		.53
Grants								259,000		1.125
Exercised
Canceled or expired
Outstanding, December 31, 1996					376,500		$.53 - 1.125

The vesting period of the remaining options is as follows:

Vested and exercisable	94,000
December 6, 1997	23,500
November 1, 1997	51,800
November 1, 1998	51,800
November 1, 1999	51,800
November 1, 2000	51,800
November 1, 2001	51,800
			376,500

In February, 1997, the Board of Directors granted options for an additional 275,000 shares to key employees and officers under a 1997 stock option plan. The shares have an option price of $1.31, a five year vesting period, and a ten year term.

Stock Compensation

In 1996, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and will continue to apply Accounting Principles Board No. 25 and related interpretations in accounting for its plans. SFAS 123 establishes standards of financial accounting and reporting for stock-based employee compensation plans including stock option plans, stock purchase plans and other arrangements by which employees receive shares of stock or other equity instruments based on the market price of an entity's stock.

If the Company had elected to recognize compensation cost for the plan based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts indicated below:

			Year ended
			December 31, 1996
Net Income		As reported	$769,757
			Pro forma	$737,218
Earnings per share		As reported	$        .18
			Pro forma	$        .17

The fair value of the options granted in 1996 amounted to $120,000.
The fair value of Sutron Corporation stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black Scholes pricing model with the following assumptions for 1996: a risk free interest rate of 6.45 percent, no estimated dividend yield, an expected volatility of 34 percent and an expected holding period of five years.


(13)  PROFIT SHARING PLAN
The 401(k) Profit Sharing plan covers substantially all full time employees. The contributions, if any, to the plan will be determined each year by the Board of Directors based on profits. The contribution was $92,660 for 1996, $-0-for 1995 and 1994.

(14)  EXPORT SALES
Export Sales from the Company's operations were as follows:

(In thousands)		1995		1994		1993
South America		$1,844		$480		$186
Canada			765		43		84
Asia			321		108		671
Other			75		117		217
Australia		9		9		15
Mexico			-		1		69
			$3,014		$758		$1,242

Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

	None

PART III

Information required by Item 10 - Executive Compensation, Item 11 - Security Ownership of Certain Beneficial Owners and Management and Item 12 - Certain Relationships and Related Transactions and certain information required by Item 9 - Directors, Executive Officers, Promoters and Control Persons will be contained on pages 2 through 8 of the registrant's definitive proxy statement to be filed on April 11, 1997 and is incorporated herein by reference.

Item 9.  Directors, Executive Officers, Promoters and Control
Persons

Executive Officers

The following tabulation sets forth the names of the executive officers at December 31, 1996, the positions and offices with the Company held by them, the date they first became officers, and their ages at December 31, 1996:

								First
								Became
Name	Office							an Officer	Age
Raul S. McQuivey	President, Chief Executive		1980		57
			Officer and Chairman
Thomas N. Keefer	Vice President and a Director		1981		52
Daniel W. Farrell	Vice President, Secretary			1984		44
			and a Director
Glenn A. Conover	Vice President and a Director		1985		57
Sidney C. Hooper	Treasurer				1993		38



Item 13.  Exhibits and Reports on Form 8-K.

(A)	Index to Exhibits

Exhibit No.	          Description
3(a)	Copy of Articles of Incorporation of Sutron Corporation,
	received and approved December 30, 1975 (1)
3(b)	Copy of Articles of Amendment to the Articles of
	Incorporation and Articles of Reduction of Stated
	Capital of Sutron Corporation received and approved
	September 7, 1983(1)
3(c)	By-laws of the Registrant(1)
3(d)	Copy of Articles of Amendment to the Articles of
	 Incorporation received and approved June 8, 1995(10)
4(a)	Specimen Shares of Common Stock Certificate(2)
4(b)	Form of Warrant to be issued as part of Unit (2)
4(c)	Amended Form of Warrant issued as part of Unit(3)
4(d)	Incentive Stock Option Plan dated August 31, 1983(1)
4(e)	Stock Bonus Plan dated August 31, 1983(1)
4(f)	Loan and Security Agreement, dated December 11, 1992
	between the Company and Crestar Bank (8)
4(g)	1996 Stock Option Plan (11)
10(a)	Employment Agreement dated as of July 1, 1983 with
	 Kenneth W. Whitt(1)
10(b)	Employment Agreement dated as of July 1, 1983 with
Dr.
	 Raul S. McQuivey(1)
10(c)	Employment Agreement dated as of July 1, 1983 with
Dr.
	Thomas N. Keefer(1)
10(d)	Employment Agreement dated as of July 1, 1983 with
Duane
	M. Preble(1)
10(e)	Purchase Agreement dated as of July 1, 1983 with Eric
S.
	Clyde(1)
10(f)	Stock Option Agreement between Registrant and Gerald
	 Calhoun dated July 1, 1983(1)
10(g)	Certified Copy of Resolution of Commissioners of
Fairfax
	County Economic Development Authority, adopted October 	12,
	 1982, approving $425,000 Industrial revenue bond loan
	to registrant(1)
10(h) 	Certified Copy of Resolution of Commissioners of
	Fairfax County Economic Development Authority, adopted
	March 8, 1983, approving $400,000 industrial revenue
	bond loan to registrant (1)
10(i)	Certified Copy of Resolution of Board of Supervisors
	of Fairfax County, adopted March 21, 1983, approving
	issuance of industrial revenue bonds for purpose of
	$400,000 loan to Registrant(1)
10(j)	License agreement dated January 29, 1987, with TSUKASA
	SOKKEN Co., Ltd. of Japan, to use U.S. Patent No.
	3,677,085 (4)
10(k)	License agreement dated November 10, 1986, with S.A.
	Des Caliberies et Trefileries de Cossonay of
	Switzerland, to use U.S. Patent No. 4,279,147 and
	Canada Patent No. 1,120,286 (4)
10(l)	Lease agreement dated September 18, 1987, with Squire
	Court Limited Partnership to lease building space
	(9,000 sq. ft.) (4)
10(m)	Copy of termination agreement with Duane Preble dated April 1, 1988 (5)
10(n)	Sale agreement with National Hospital Health System
	Corporation, dated November 29, 1989, and subsequent
	amendments dated December 29, 1989, February 28, 1990,
	and March 27, 1990, to sell land and building in
	Herndon, Virginia (6)
10(o)	Lease agreement dated May 9, 1990 with National
	Hospital Health SystemCorporation to lease building
	space (5545 sq.ft.) (7)
10(p)	Stock Option Agreement between Sutron Corporation and
	Glenn A. Conover dated October 15, 1990 (7)
10(q)	Stock Option Agreement between Sutron Corporation and
	Daniel W. Farrell dated October 15, 1990 (7)
10(r)	Lease agreement dated July 30, 1992 with Loudoun
	Holding Inc. to lease building space (16,794 sq. ft.)
	(8)
10(s)	Stock Option Agreement between Sutron Corporation and
	Ronald C. Dodson dated December 6, 1993 (9)

10(t)	Stock Option Agreement between Sutron Corporation and
Raul S. McQuivey dated November 1, 1996 (11)

10(u)	Stock Option Agreement between Sutron Corporation and
Glenn A. Conover dated November 1, 1996 (11)

10(v)	Stock Option Agreement between Sutron Corporation and
Daniel W. Farrell dated November 1, 1996 (11)

10(w)	Stock Option Agreement between Sutron Corporation and
Sidney C. Hooper November 1, 1996 (11)


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

(8) Filed as Exhibits to Registrants Annual Report on Form 10-KSB for the year ended December 31, 1992 and incorporated herein by reference.

(9) Filed as Exhibits to Registrants Annual Report on Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference.

(10) Filed as Exhibits to Registrants Annual Report on Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference.

(11) Filed as Exhibits to Registrants Annual Report on Form 10-KSB for the year ended December 31, 1996 and incorporated herein by reference.

(B)	  Reports on Form 8-K

The registrant did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1996.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	       Sutron Corporation
		(Registrant)

Date:  March 31, 1997
By
/s/ Raul S. McQuivey

		Raul S. McQuviey, President
		and Director (Principal
		Executive and Financial
		Officer)

In accordance with the Securities Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 31, 1997
By
/s/ Raul S. McQuivey

			Raul S. McQuivey,
			President
			 and Director
			(Principal
			Executive and
			Financial
			Officer)

Date: March 31, 1997
By
/s/ Thomas N. Keefer

			Thomas N. Keefer,
			Vice
			President and
			Director

Date: March 31, 1997
By
/s/ Daniel W. Farrell

			Daniel W. Farrell,
			Vice
			President and
			Director

Date: March 31, 1997
By
/s/ Glenn A. Conover

			Glenn A. Conover,
			Vice
			President and
			Director

Date: March 31, 1997
By
/s/ Ronald C. Dodson

			Ronald C. Dodson
			Director

Date: March 31, 1997
By
/s/ Sidney C. Hooper

	Sidney C. Hooper,
	Chief
			Accounting Officer