Form 10QSB
period 1997-03-31
SUTRON CORP
filed 1997-05-09
CIK 728331

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

FORM 10 QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended	                  March 31, 1997

Commission file number   0-12227

                        Sutron Corporation
(Exact name of registrant as specified in its charter.)

        	Virginia			                            		54-1006352
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation organization)

21300 Ridgetop Circle, Sterling Virginia         	20166
(Address of principal executive offices)       	(Zip  Code)

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

   Common Stock, $.01 Par Value - 4,225,851 shares of as of March 31, 1997.

                     PART I. - FINANCIAL INFORMATION

                                                                                                  SUTRON CORPORATION
                                                                                                       BALANCE SHEETS
                                                                                                               (Unaudited)
                                    					March 31,     	December 31,
                                         	 			1997	         	1996
                                       					___________     ___________
Assets
Current Assets:
 Cash                                 				    $109,684	$78,970
 Accounts receivables       			             		    1,521,262	1,210,377
 Cost and estimated earnings in excess
    of billings						   828,158	628,344
 Inventory	                            			1,857,901	2,135,231
 Other	                                    				     93,033	46,482
                                       					___________     ___________
Total Current Asset	                    			4,410,038	4,099,404

 Property, Plant, and Equipment,
  less accumulated depreciation
  and amortization of $1,089,343
  and $1,072,273						       182,168	182,995

Investment                                 				        493,118	493,118

Deposits and Other Assets                 			         47,891	50,940
                                       					___________	__________
TOTAL ASSETS                        				  $5,133,215	$4,826,457


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable	                    			$  799,737	$895,524
 Accrued payroll						    96,854	60,224
 Accrued expenses                        				    361,938	396,841
 Accrued income taxes					    126,650
 Contract billings on contracts in progress in
  excess of costs and estimated earnings			     162,702	162,702
 Estimated losses on
  uncompleted contracts                       			        1,095	1,095
 Line of credit		                        			    980,000	905,000
Shareholder loans payable	             		 		      80,000	90,000
Installment notes payable - current portion			       6,657	6,657
 Term notes payable- current portion                    		    300,000	300,000
							_________	__________
Total Current Liabilities                				   2,915,633	2,808,043

Long-term liabilities:
 Installment note payable					        3,245	16,411
 Term notes payable                       				      141,222	166,222
							_________	__________
	Total liabilities					  3,060,100	2,990,676

Stockholders' Equity:
 Common stock, $.01 par value,
 12,000,000 shares authorized;
 4,225,051 shares issued and outstanding in 1995
 3,957,051 shares issued and outstanding in 1994		          43,540	43,540
 Additional paid in capital	             				     2,281,585	2,281,585
 Accumulated Deficit                  	 			   (252,010)	(489,344)
                                       					 ___________	___________
Total Stockholders' Equity                			        2,073,115	1,835,781

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    			$ 5,133,215	    $ 4,826,457

See Accompanying Notes to Financial Statements

                             SUTRON CORPORTION
                          STATEMENTS OF OPERATIONS
                               (Unaudited)
                                  			       Three Months Ended
                                             			March 31,
                                          		        1997	     1996
                                        			___________	___________
Revenues                              		 $  2,672,141	$    1,136,655

Cost of Goods Sold			      1,581,736	       708,315
                                    			___________	__________
Gross Profit                              		      1,090,405	       428,340

Research and Development Expenses	       215,598	         100,402

Selling, General, and
 Administrative Expenses                  	        447,279	        365,331
                                       			___________	___________
Income (Loss) from Operations		      427,528	(37,393)

Interest Expense                            		          38,194	          40,092

Income (Loss) before Provision  		____________	___________
 for Income Taxes			         389,334	       (77,485)

Provisions for Income Taxes		         152,000	0
                                 			____________	___________
Net Income (Loss)                      		$      237,334	$      (77,485)

Net Income (Loss) per Common Share        	              $.05	$             $(.02)

Weighted Average Number
 of Common Shares                        	       4,356,419	      4,225,851

See Accompanying Notes to Financial Statements

                                                                      SUTRON CORPORTION
                                                            STATEMENTS OF CASH FLOWS
                                                                              (Unaudited)
                                        			      Three Months Ended
                                                			March 31,
                                             		1997    	       	1996
                                           		___________       ___________
Cash Flows from Operating Activities:
  Net income (loss)                       		$     237,334)	$ (77,485)

  Depreciation and amortization                	        25,044	25,044
  Loss on sale of assets				1,961
  (Increase) Decrease in:
    Accounts receivables                      	      (310,885)	663,981
    Costs and estimated earnings in
      excess of contract billings             	      (199,814)	(93,736)
    Inventory                                 		      277,330	(453,965)
    Other current assets                       	        (46,551)	(14,528)

  Increase (Decrease) in:
    Accounts payable                          	      (95,787)	45,913
    Accrued expenses			      1,727	32,900
    Accrued income taxes			      126,650
    Estimated losses on uncompleted
     contracts                                 		               0	(1,018)
                                          		__________	__________
Net Cash Provided by Operating Activities  	      17,009	127,106

Cash Flows from Investing Activities:
  Proceeds from sale of assets		      10,500
  Capital expenditures                         	       (33,629)	(21,184)
Net Cash Used in Investing Activities	       (23,129)	(21,184)

Cash Flows from Financing Activities:
Proceeds from issuance of term
   note payable                                 		     0	0
  Payments on line of credit                  	                   0	(25,000)
  Proceeds from advance on line of credit	         75,000
  Payments on Term notes payable              	         (25,000)	(50,000)
  Payments on Installment notes payable	          (13,166)	(1,452)
  Payments on shareholder notes		                    0	(10,000)
                                         		___________	__________
Net Cash (Used) by Financing Activities	          36,834	(86,452)

Net Increase (Decrease) in Cash                  	          30,714	19,470
Cash and Cash Equivalents, January 1	          78,970	49,889
                                             		___________	__________
Cash and Cash Equivalents, March 31	$       109,684	$   69,360

See Accompanying Notes to Financial Statements

SUTRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 1997


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements, which should be read in conjunction with the financial statements of Sutron Corporation ("the Company") included in the 1996 Annual Report filed on Form 10-KSB, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim period. The Company believes that all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation for such periods have been included.

(2)  CONTRACTS IN PROGRESS
Information with respect to contracts in progress at March 31 and December 31, is as follows:


	March 31		December 31
	1997		1996
Direct and indirect costs, including overhead	$2,376,163		$2,162,549
Estimated losses, net	(1,095)		(1,095)
       Totals	$2,375,068		$2,161,454

Billings	$1,548,005		$1,534,215
Costs and estimated earnings in excess of billings	828,158		628,334
Estimated losses on contracts in process	(1,095)		(1,095)
       Totals	$2,375,068		$2,161,454


(3)  INVENTORY
Inventory is stated at the lower of cost or market. Electronic components costs are based on the weighted average method.
Work in process and finished goods costs consist of materials, labor and overhead and are recorded at a standard cost. Inventory consists of the following at March 31 and December 31:

				1997		1996
Electronic components		$562,881	$702,216
Work in process			1,005,648	1,232,440
Finished goods			289,372		200,575
				$1,857,901	$2,135,231

(4)  ACCUMULATED DEPRECIATION AND AMORTIZATION
Accumulated depreciation and amortization at March 31 and December 31, is as follows:

				1997		1996
Furniture and equipment		$1,060,808	$1,041,005
Automotive equipment		    21,548	24,743
Leasehold improvements		     6,987	6,525
				$1,089,343	$1,072,273

(5)  INVESTMENT
Land, including related improvements and architectural fees, which was originally acquired as a future plant site, is now being held for sale. The total amount presented as investment consists of land and building design fees of $1,300,311 net of a valuation allowance of $807,192 at March 31, 1997 and December 31, 1996.

(6)  LINE OF CREDIT
The Company signed a loan and security agreement dated December
11, 1992, with its bank which extends the Company a revolving line of credit. The maximum amount of borrowing under the line is not to exceed the lesser of $1,000,000 or the Company's borrowing base as determined by the bank. Interest on the unpaid balance is payable monthly at prime plus two percent. The maturity date of the line is July 31, 1997, and the outstanding balance at March 31, 1997 and December 31, 1996 amounted to $980,000 and $905,000, respectively.

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

The above referenced line of credit and term note payable are secured by substantially all assets of the Company. Additionally, the loan agreement contains certain restrictive financial covenants. Principal maturities for all indebtedness described in Notes 6 and 7 are as follows at December 31:

Year ending December 31:
1997						$1,211,657
1998						173,769
1999						5,075
2000						3,789
						$1,394,290

(8)  STOCKHOLDER LOANS PAYABLE
At March 31, 1997 the Company had promissory notes totaling
$80,000 payable on demand to two officers of the Company. The promissory notes are expected to be repaid in 1997 with interest at
10.75 percent.

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

Year ending December 31:
1997					$147,473
1998					36,063
					$183,536

                          MANAGEMENT'S DISCUSSION AND ANALYSIS
                                OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS

Results of Operations

	Net Revenues.	   Sutron Corporation revenues for the fiscal
quarters ended March 31, 1997 and March 31, 1996 were $2,672,141 and $1,136,655, respectively (an increase of 137%). Sales to agencies of the federal government and other domestic customers increased
147% to $2,459,599 in 1997 from $994,576 in 1996, an increase of
$1,465,023. First quarter revenues from contract's with the Air Force to deliver FMQ-13 digital wind sensor spares and repairs declined to $6,479 in 1997 from $118,590 in 1996, a decrease of $112,111.
Revenues from international contracts and projects increased to $206,063 in 1997 from $23,489 in 1996, an increase of $182,574.
The increases were primarily the result of increased sales of the 8400 Digital Data Recorder and 8210 Data Recorder/Transmitter.

	Gross Profit.   The Company's gross profit in the quarter
ended March 31, 1997 improved to $1,090,405 from $428,340 in the quarter ended March 31, 1996, an increase of $662,065. The Company's gross profit as a percentage of sales increased to 41% in 1997 from 38% in the prior year. The increase in gross profit is attributed to increased sales volume in 1997.

	Selling, General And Administrative.   Selling, general and
administrative costs increased 22% to $447,279 in the quarter ended March 31, 1997 from $365,331 279 in the quarter ended March 31,
1996. International selling expenses increased approximately $63,000 as a result of increased activity, the addition of a new international sales manager in June 1996 and increased agent commissions. Domestic selling expenses increased approximately $19,000 due to a marketing manager being hired in November 1996 and increased activity.

	Research And Development.   Research and development
expenses increased 115% to $215,598 279 in the quarter ended March 31, 1997 from $100,402 279 in the quarter ended March 31, 1996. Research and development expenses as a percentage of sales decreased to 8% in 1997 from 9% in 1996. The increase is due to a substantial increase in the level of effort needed to develop the Company's new hardware and software products.

	Interest Expenses.   Net interest expenses were $38,194 279 in
the quarter ended March 31, 1997 as compared to $40,092 in the quarter ended March 31, 1996. The decrease is attributed to reduced borrowings.

	The Company's backlog of orders at March 31, 1997 was approximately $2,198,000. The Company anticipates that 95% of its March backlog will be shipped in 1997.

Liquidity and Capital Resources

	Cash increased $30,714 for the three months ended March 31, 1997 from the fiscal year ended (FYE) December 31, 1996. Total current assets increased to $4,410,038 at March 31, 1997 as compared to $4,099,405 at December 31, 1996. Total current liabilities increased to $2,915,633 at March 31, 1997 as compared to $2,808,043 at December 31, 1996. The Company's current ratio increased to 1.51:1 at March 31, 1997 from 1.46:1 at December 31, 1996.

	The Company's debt restructuring in December 1992 resulted in two notes with the bank being replaced by a revolving credit facility and a term note. Borrowings on the revolving credit facility, which has a maximum limit of $1,000,000, are subject to a defined borrowing base composed primarily of certain accounts receivables and unbilled receivables. Borrowings outstanding against the revolving credit facility as of March 31, 1997 and December 31, 1996 were $980,000 and $905,000, respectively. The current portion of the term note at March 31, 1997 and December 31, 1996 was $300,000, and the long term portion was $141,222 and $166,222, respectively. The revolving credit facility expires on July 31, 1997.

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


                                      			Sutron Corporation
                                			     (Registrant)



May 9, 1997                             Raul S. McQuivey
Date                                  Raul S. McQuviey
                                         Principal Executive Officer

May 9, 1997                             Sidney C. Hooper
Date                                     Sidney C. Hooper
                                         Principal Accounting Officer