Form 10QSB
period 1997-06-30
SUTRON CORP
filed 1997-08-14
CIK 728331

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

FORM 10 QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended	June 30, 1997

Commission file number   0-12227

                        Sutron Corporation
(Exact name of registrant as specified in its charter.)

        	Virginia			              54-1006352
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation organization)

21300 Ridgetop Circle, Sterling Virginia         20166
(Address of principal executive offices)       	(Zip  Code)

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

   Common Stock, $.01 Par Value - 4,225,851 shares of as of August 11, 1997.

                     PART I. - FINANCIAL INFORMATION

                                                                                                  SUTRON CORPORATION
                                                                                                       BALANCE SHEETS
                                                                                                               (Unaudited)
                                    					June 30,     	December 31,
                                         	 			1997	         	1996
                                       					___________     ___________
Assets
Current Assets:
 Cash                                 				    $245,023	$78,970
 Accounts receivables       			             		    1,372,190	1,210,377
 Cost and estimated earnings in excess
    of billings						  906,450	628,344
 Inventory	                            			1,672,680	2,135,231
 Other	                                    				     79,788	46,482
                                       					___________     ___________
Total Current Asset	                    			4,276,131	4,099,404

 Property, Plant, and Equipment,
  less accumulated depreciation
  and amortization of $1,111,339
  and $1,072,273						       218,738	182,995

Investment                                 				        493,118	493,118

Deposits and Other Assets                 			         44,843	50,940
                                       					___________	__________
TOTAL ASSETS                        				  $5,032,830	$4,826,457


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable	                    			$  630,400	$895,524
Accrued expenses                        				    754,221	457,065
 Accrued income taxes					    59,733
 Contract billings on contracts in progress in
  excess of costs and estimated earnings			     162,702	162,702
 Estimated losses on
  uncompleted contracts                       			        1,095	1,095
 Line of credit		                        			    914,839	905,000
Shareholder loans payable	             		 		      80,000	90,000
Installment notes payable - current portion			       6,657	6,657
 Term notes payable- current portion                    		    171,504	300,000
							_________	__________
Total Current Liabilities                				   2,781,151	2,808,043

Long-term liabilities:
 Installment note payable					        2,388	16,411
 Term notes payable                       				      171,895	166,222
							_________	__________
	Total liabilities					  2,955,434	2,990,676

Stockholders' Equity:
 Common stock, $.01 par value,
 12,000,000 shares authorized;
 4,225,851 shares issued and outstanding in 1997
and in 1996						          43,540	43,540
 Additional paid in capital	             				     2,281,585	2,281,585
 Accumulated Deficit                  	 			   (247,729)	(489,344)
                                       					 ___________	___________
Total Stockholders' Equity                			        2,077,396	1,835,781

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    			$ 5,032,830	    $ 4,826,457

See Accompanying Notes to Financial Statements

                             SUTRON CORPORTION
                          STATEMENTS OF OPERATIONS
                               (Unaudited)
                                  			       Three Months Ended
                                             			June 30,
                                          		        1997	     1996
                                        			___________	___________
Revenues                              		 $  2,169,214	$    2,019,958

Cost of Goods Sold			      1,430,206	       1,153,230
                                    			___________	__________
Gross Profit                              		     739,008	       866,728

Research and Development Expenses	       195,906	        115,420

Selling, General, and
 Administrative Expenses                  	        516,643	        382,457
                                       			___________	___________
Income (Loss) from Operations		      26,459	        368,851

Interest Expense                            		         38,178	          36,855

Income (Loss) before Provision  		____________	___________
 for Income Taxes			         (11,719)	         331,996

Provisions for Income Taxes		         (16,000)	0
                                 			____________	___________
Net Income (Loss)                      		$      4,281	$     331,996

Net Income (Loss) per Common Share        	              $.0	$             $.08

Weighted Average Number
 of Common Shares                        	       4,352,181	      4,225,851

See Accompanying Notes to Financial Statements

                             SUTRON CORPORTION
                          STATEMENTS OF OPERATIONS
                               (Unaudited)
                                  			       Six Months Ended
                                             			June 30,
                                          		        1997	     1996
                                        			___________	___________
Revenues                              		 $  4,841,355	$   3,156,613

Cost of Goods Sold			3,011,942	      1,861,683
                                    			___________	__________
Gross Profit                              		1,829,413	    1,294,930

Research and Development Expenses	     411,503	       215,822

Selling, General, and
 Administrative Expenses                  	      961,962	       747,787
                                       			___________	___________
Income (Loss) from Operations		    455,948	       331,321

Interest Expense                            		       76,372	          76,948

Income before Provision  			____________	___________
 for Income Taxes			        377,615	        254,373

Provisions for Income Taxes		         136,000 	                   0
                                 			____________	___________
Net Income	                      		$     241,615	$        254,373

Net Income (Loss) per Common Share	              $.06	$             $.06

Weighted Average Number
 of Common Shares                        	       4,352,181	      4,225,851

See Accompanying Notes to Financial Statements

                                                                      SUTRON CORPORTION
                                                            STATEMENTS OF CASH FLOWS
                                                                              (Unaudited)
                                        			      Six Months Ended
                                                			June 30,
                                             		1997    	       	1996
                                           		___________       ___________
Cash Flows from Operating Activities:
Net income (loss)                       		$     241,615	$  254,373
Noncash items included in net income:
Depreciation and amortization                	        50,089	54,351
Loss on sale of asset                  		          1,961	0

  (Increase) Decrease in:
    Accounts receivables                      	      (176,909)	(59,890)
    Costs and estimated earnings in
      excess of contract billings             	     (263,010)	151,578
    Inventory                                 		     462,551	(589,109)
    Other current assets                       	        (33,305)	(3,516)

  Increase (Decrease) in:
    Accounts payable                          	       (265,122)	19,542
    Accrued expenses                           	        356,887	139,810
    Contract billings in excess of costs
      and earnings				              0	(30,000)
    Estimated losses on uncompleted
     contracts                                 		               0	(4,706)
                                          		__________	__________
Net Cash Provided by Operating Activities  	       374,757	(67,567)

Cash Flows from Investing Activities:
  Capital expenditures                         	       (91,808)	(29,382)
  Proceeds from sale of property and equip	         10,500	0
					___________       ___________
Net Cash Used in Investing Activities	       (81,308)	(29,382)

Cash Flows from Financing Activities:
  Proceeds from line of credit		         9,839	245,000
  Payments on Term notes payable              	         (123,213)	(125,000)
  Payments on Installment notes payable	          (14,023)	(2,896)
  Payments on Stockholder loans		                    0	(10,000)
					___________	__________
Net Cash (Used) by Financing Activities	        (127,397)	107,104

Net Increase (Decrease) in Cash                  	          166,052	10,155
Cash and Cash Equivalents, January 1	         78,971	49,889
                                             		___________	__________
Cash and Cash Equivalents, June 30	$        245,023	$  60,044

See Accompanying Notes to Financial Statements

SUTRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 1997


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

(2)  CONTRACTS IN PROGRESS
Information with respect to contracts in progress at June 30 and December 31, is as follows:


						June 30	December 31
						1997		1996
Direct and indirect costs, including overhead	$2,782,965	$2,162,549
Estimated losses, net				(88,836)		(1,095)
       Totals					$2,694,129	$2,161,454

Billings						$1,800,319	$1,534,215
Costs and estimated earnings in excess of billings	     894,905	628,334
Estimated losses on contracts in process		       (1,095)	(1,095)
       Totals					$2,694,129	$2,161,454


(3)  INVENTORY
Inventory is stated at the lower of cost or market. Electronic components costs are based on the weighted average method.
Work in process and finished goods costs consist of materials, labor and overhead and are recorded at a standard cost. Inventory consists of the following at June 30 and December 31:

				1997		1996
Electronic components		$629,007	$702,216
Work in process			  680,267	1,232,440
Finished goods			  363,406	200,575
				$1,672,680	$2,135,231

(4)  ACCUMULATED DEPRECIATION AND AMORTIZATION
Accumulated depreciation and amortization at June 30 and December 31, is as follows:

				1997		1996
Furniture and equipment		$1,080,611	$1,041,005
Automotive equipment		         9,494	24,743
Leasehold improvements		         7,449	6,525
				$1,097,554	$1,072,273

(5)  INVESTMENT
Land, including related improvements and architectural fees, which was originally acquired as a future plant site, is now being held for sale. The total amount presented as investment consists of land and building design fees of $1,300,311 net of a valuation allowance of $807,192 at June 30, 1997 and December 31, 1996.

(6)  LINE OF CREDIT
The Company signed a loan and security agreement dated June 5, 1997, with its new bank which extends the Company a revolving line of credit. The maximum amount of borrowing under the line is not to exceed the lesser of $2,000,000 or the Company's borrowing base as determined by the bank. Interest on the unpaid balance is payable monthly at prime plus one half percent. The maturity date of the line is June 1, 1998, and the outstanding balance at June 30, 1997 and December 31, 1996 amounted to $914,839 and $905,000, respectively.

(7)  TERM NOTE PAYABLE
Under the above referenced loan and security agreement, the Company was also extended a term note payable with a principal amount of $343,008. Principal payments under the previous agreement were restructured from $25,000 per month to $14,292 per month for 23 months and 1 final payment on July 1, 1999 for the remaining unpaid balance. Interest on the unpaid balance is payable monthly at prime plus three quarter percent. The above referenced line of credit and term note payable are secured by substantially all assets of the Company.

(8)  STOCKHOLDER LOANS PAYABLE
At June 30, 1997 the Company had promissory notes totaling
$80,000 payable on demand to two officers of the Company. The promissory notes are expected to be repaid in 1997 with interest at
10.75 percent.

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
					$183,536

                          MANAGEMENT'S DISCUSSION AND ANALYSIS
                                OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS

Results of Operations

Second Quarter 1997 Compared to 1996

Net Revenues.	  Sutron Corporation revenues for the
fiscal quarters ended June 30, 1997 and June 30, 1996 were $2,169,214 and $2,019,958, respectively (an increase of 7%).
 Sales to agencies of the federal government and other domestic customers improved 17% to $1,734,414 in 1997 from $1,481,869 in 1996, an increase of $252,545. Second quarter revenues from contract's with the Air Force to deliver FMQ-13 digital wind sensor spares and repairs increased to $169,771 in 1997 from $70,432 in 1996, an increase of $99,339. Revenues from international contracts and projects decreased 43% to $265,029 in 1997 from $467,657 in 1996, a decrease of $202,628.

Gross Profit. The Company's gross profit for the quarter ended June 30, 1997 decreased 16% to $739,008 from $866,728 for June 30, 1996. Gross profit as a percentage of sales decreased to 34% from 43% as a result of increased installation expenditures on the SIMEPAR contract in Brazil (installation was completed on July 2, 1997) and increased labor and material expenditures on the McClellan repair contracts.

Selling, General And Administrative. Selling, general and administrative costs increased $134,186 to $516,643 for the quarter ended June 30, 1997 from $382,457 for 1996. The increase is due to the addition of three new sales and marketing positions, increased commissions to international agents and increased sales and marketing activities.

Research And Development. Research and development expenses increased 70% to $195,906 in the quarter ended June 30,
 1997 from $115,420 in the quarter ended June 30, 1996. Research and development expenses as a percentage of sales increased to 9%
 in 1997 from 6% in 1996. The increase is due to a substantial increase in product development activities. The Company is using outside research and development companies to assist in new product development.

Six months ended June 30, 1997 Compared to 1996

Net Revenues. Sutron Corporation revenues for the six months ended June 30, 1997 and June 30, 1996 were $4,841,355 and $3,156,613, respectively (an increase of 53%). Sales to agencies of the federal government and other domestic customers improved 70% to $4,014,713 in 1997 from $2,354,854 in 1996, an increase of $1,659,859. Revenues from contract's with the Air Force to deliver FMQ-13 digital wind sensor spares and repairs decreased to $176,250 in 1997 from $189,022 in 1996, a decrease of $12,772. Revenues from international contracts and projects increased 6% to $650,392 in 1997 from $612,737 in 1996, an increase of $37,655.

Gross Profit.  The Company's gross profit for the six
 months ended June 30, 1997 increased 41% to $1,829,413 from $1,294,930 for June 30, 1996. Gross profit as a percentage of sales decreased to 38% from 41% as a result of increased installation expenditures on the SIMEPAR contract in Brazil
(installation was completed on July 2, 1997) and increased labor and materials expenditures on the McClellan repair contracts.

Selling, General And Administrative.  Selling, general and
 administrative costs increased $214,175 to $961,962 for the six months ended June 30, 1997 from $747,787 for the six months ended June 30, 1996. The increase is due to the addition of three new sales and marketing positions, increased commissions to international agents and increased sales and marketing activities.

Research And Development. Research and development expenses increased 91% to $411,503 for the six months ended June 30, 1997 from $215,822 in 1996. Research and development expenses as a percentage of sales increased to 8%
in 1997 from 7% in 1996. The increase is due to a substantial increase in product development activities. The Company is using outside research and development companies to assist in new product development.

The Company's backlog of orders at June 30, 1997 was approximately $2,501,000. The Company anticipates that 95% of its June backlog will be shipped in 1997.


Liquidity and Capital Resources

Cash increased $166,052 for the six months ended
June 30, 1997 from the fiscal year ended December 31, 1996.
  Total current assets increased to $4,276,131 at June 30, 1997 as compared to $4,099,404 at December 31, 1996. Total current liabilities decreased to $2,781,151 at June 30, 1997 as compared to $2,808,043 at December 31, 1996. The Company's current ratio increased to 1.54:1 at June 30, 1997 from 1.46:1 at December 31, 1996.

On June 5, 1997, the Company entered into a loan and security agreement with a new bank resulting in an increased revolving line of credit and a restructured term note. The revolving credit facility has a maximum limit of $2,000,000 compared with $1,000,000 previously.  Borrowings on the line are subject to a defined borrowing base composed of certain accounts receivables and inventory. Under the previous facility, only certain accounts receivable were included in the borrowing base. Principal payments on the term note were restructured from $25,000 per month to $14,292 per month for 23 months and 1 final payment on July 1, 1999 for the remaining unpaid balance. Interest on the credit facility and the term note is payable monthly at prime plus a half percent and three quarter percent, respectively as compared with prime plus two percent with the previous bank.

Borrowings outstanding against the revolving credit facility as of June 30, 1997 and December 31, 1996 were
 $914,839 and $905,000, respectively. The current portion of the term note at June 30, 1997 and December 31, 1996 was $171,504 and $300,000 and the long term portion was $171,895 and $166,222, respectively. The revolving credit facility expires on June 1, 1998.

Sutron believes that its working capital, cash flows from operations, and existing and anticipated credit facilities will provide adequate resources to finance the current needs of the Company's operations and to satisfy its anticipated cash requirement for more than twelve months.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

	On May 14, 1997, an Annual Meeting of Shareholders of Sutron Corporation was held. Directors elected at the meeting were Raul S. McQuivey, Thomas N. Keefer,
Daniel W. Farrell, Glenn A. Conover and Ronald C. Dodson.
  Thompson, Greenspon & Co., P.C. were appointed as independent accountants for 1997. The election of directors and the appointment of the independent accountants were the only matters voted upon at the meeting. The number of shares eligible to vote at the meeting were 4,225,851. The results of the voting on these three matters are shown below.


1.	Election of Directors

	Name	Votes For	Votes Against	Votes Withheld
	Raul S. McQuivey	3,945,540	--	3,250
	Thomas N. Keefer	3,945,540	--	3,250
	Daniel W. Farrell	3,945,540	--	3,250
	Glenn A. Conover	3,945,540	--	3,250
	Ronald C. Dodson	3,945,540	--	3,250


2.  Appointment of Thompson, Greenspon & Co., P.C.
as Independent Accountants.

For		Against		Abstain
3,929,740	18,500		550


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


                                      			Sutron Corporation
                                			     (Registrant)



August 11, 1997                             Raul S. McQuivey
Date                                  Raul S. McQuviey
                                         Principal Executive Officer

August 11, 1997                             Sidney C. Hooper
Date                                     Sidney C. Hooper
                                         Principal Accounting Officer