Form 10QSB
period 1997-09-30
SUTRON CORP
filed 1997-11-14
CIK 728331

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

FORM 10 QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended	                  September 30, 1997

Commission file number   0-12227

                        Sutron Corporation
(Exact name of registrant as specified in its charter.)

        	Virginia				54-1006352
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation organization)

21300 Ridgetop Circle, Sterling Virginia         	20166
(Address of principal executive offices)       	(Zip  Code)

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

   Common Stock, $.01 Par Value - 4,225,851 shares of as of September 30, 1997.

                     PART I. - FINANCIAL INFORMATION

							SUTRON CORPORATION
                                                                                                       BALANCE SHEETS
                                     					(Unaudited)
                                    					September 30,     	December 31,
                                         	 				1997	         	1996
                                       					___________     ___________
Assets
Current Assets:
 Cash                                 					    $35,828	$78,970
 Accounts receivables       			  		   1,228,275	1,210,377
 Cost and estimated earnings in excess
    of billings						  690,698	628,344
 Inventory	                            				1,803,484	2,135,231
 Other	                                    				    82,532	46,482
                                       					___________     ___________
Total Current Asset	                    			3,840,817	4,099,404

 Property, Plant, and Equipment,
  less accumulated depreciation
  and amortization of $1,119,550
  and $1,072,273						       207,974	182,995

Investment                                 				        493,118	493,118

Deposits and Other Assets                 			         41,794	50,940
                                       					___________	__________
TOTAL ASSETS                        				  $4,583,703	$4,826,457



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable	                    			$  567,702	$895,524
Accrued expenses                        				     656,255	457,065
 Accrued income taxes					       44,133
 Contract billings on contracts in progress in
  excess of costs and estimated earnings			     162,702	162,702
 Estimated losses on
  uncompleted contracts                       			        1,095	1,095
 Line of credit		                        			    558,723	905,000
Shareholder loans payable	             		 		      80,000	90,000
Installment notes payable - current portion			        6,657	6,657
 Term notes payable- current portion                    		    171,504	300,000
							_________	__________
Total Current Liabilities                				   2,248,771	2,808,043

Long-term liabilities:
 Installment note payable					        1,182	16,411
 Term notes payable                       				      143,311	166,222
							_________	__________
	Total liabilities					  2,393,264	2,990,676

Stockholders' Equity:
 Common stock, $.01 par value,
 12,000,000 shares authorized;
 4,225,851 shares issued and outstanding in 1997
and in 1996						          43,540	43,540
 Additional paid in capital	             				     2,281,585	2,281,585
 Accumulated Deficit                  	 			      (134,686)	(489,344)
                                       					 ___________	___________
Total Stockholders' Equity                			      2,190,439	1,835,781

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    			$     4,583,703	    $ 4,826,457

See Accompanying Notes to Financial Statements

                             SUTRON CORPORTION
                          STATEMENTS OF OPERATIONS
                               (Unaudited)
                                  			       Three Months Ended
                                             			September 30,
                                          			        1997	     1996
                                        			___________	___________
Revenues                              		 $  2,311,053	$    2,876,496

Cost of Goods Sold			     1,532,069	     1,726,369
                                    			___________	__________
Gross Profit                              		       778,984	     1,150,127

Research and Development Expenses	       169,882	       155,427

Selling, General, and
 Administrative Expenses                  	        446,474	       520,850
                                       			___________	___________
Income (Loss) from Operations		         162,628	      473,850

Interest Expense                            		         23,386	         46,333

Income (Loss) before Provision  		____________	___________
 for Income Taxes			       139,242	         427,517

Provisions for Income Taxes		          26,200	          79,658
                                 			____________	___________
Net Income (Loss)                      		$    113,042	$     347,859

Net Income (Loss) per Common Share	           $.03	              $.08

Weighted Average Number
 of Common Shares                      	  	       4,396,357	      4,263,511

See Accompanying Notes to Financial Statements

                             SUTRON CORPORTION
                          STATEMENTS OF OPERATIONS
                               (Unaudited)
                                  			       Nine Months Ended
                                             			September 30,
                                          			        1997	     1996
                                        			___________	___________
Revenues                              		 $  7,152,408	$   6,033,109

Cost of Goods Sold			    4,544,011	    3,588,052
                                    			___________	__________
Gross Profit                              		      2,608,397	    2,445,057

Research and Development Expenses	    581,385	      371,249

Selling, General, and
 Administrative Expenses                  	      1,410,397	    1,268,637
                                       			___________	___________
Income (Loss) from Operations		    616,615	    805,171

Interest Expense                            		        99,758	    123,281

Income (Loss) before Provision  		____________	___________
 for Income Taxes			       516,857	     681,890

Provisions for Income Taxes		         162,200	           79,658
                                 			____________	___________
Net Income (Loss)                      		$       354,859	$     602,232

Net Income (Loss) per Common Share	              $.08	              $.14

Weighted Average Number
 of Common Shares          		              	       4,389,808	      4,235,980

See Accompanying Notes to Financial Statements

                                                                      SUTRON CORPORTION
                                                            STATEMENTS OF CASH FLOWS
                                                                              (Unaudited)
                                        						      Nine Months Ended
                                                						September 30,
                                             					1997    	       	1996
                                           					___________       ___________

Cash Flows from Operating Activities:
  Net income (loss)						 $  354,657	$  602,232
  Noncash items included in net income (loss):
    Depreciation and amortization					     76,782	79,393
    Loss on sale of assets						       1,961

    (Increase) Decrease in:
      Accounts receivables						   (17,898)	444,639
      Costs and estimated earnings in excess of contract
        billings							    (62,354)	(349,041)
      Inventory							     331,747	(818,527)
      Prepaid items and other					      (26,904)	22,371

    Increase (Decrease) in:
      Accounts payable						  (327,822)	168,678
      Accrued expenses						    243,323	200,859
      Contract billings in excess of costs and earnings			             0	(30,000)
      Estimated losses on uncompleted contracts			             0	(4,706)

Net Cash Provided (Used) by Operating Activities			   573,492	315,898

Cash Flows from Investing Activities:
     Purchase of property and equipment				    (47,049)	(47,049)
Net Cash Used in Investing Activities				    (47,049)	(47,049)

Cash Flows from Financing Activities:
  Payments on line of credit					     (346,277)	(5,000)
Payments on installment loans					     (15,229)	(4,386)
  Payments on stockholder loans					                 0	(10,000)
  Payments on term notes payable					     (151,407)	(175,000)

Net Cash (Used) Provided by Financing Activities			(512,913)	(194,386)

Net Increase (Decrease) in Cash and Cash Equivalents		      (43,142)	74,463
Cash and Cash Equivalents, January 1				       78,970	49,899
Cash and Cash Equivalents, September 30				      $35,828	$124,352

See Accompanying Notes to Financial Statements

SUTRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 1997

1.  Basis of Presentation

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

2.  Earnings Per Share

Earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method.

                          MANAGEMENT'S DISCUSSION AND ANALYSIS
                                OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS

Results of Operations

Third Quarter 1997 Compared to 1996

Net Revenues. Sutron Corporation revenues for the quarters ended September 30, 1997 and September 30, 1996 were $2,311,053 and $2,876,496, respectively (a decrease of 20%). Sales to agencies of the federal government and other domestic customers improved 16% to $1,786,588 in 1997 from $1,538,794 in 1996, an increase of $247,793.
 Third quarter revenues from contract's with the Air Force to deliver FMQ-13 digital wind sensor spares and repairs increased to $186,724 in 1997 from $50,668 in 1996, an increase of $136,056. Revenues from international contracts and projects decreased 74% to $337,741 in 1997 from $1,287,033 in 1996, a decrease of $949,292.

Gross Profit.  The Company's gross profit for the quarter ended September
 30, 1997 decreased 33% to $778,984 from $1,150,127 for September 30,
1996. The decrease in gross profit is attributed to installation problems on our SIMEPAR contract in Brazil, test problems relating to an Air Force repair contract for FMQ-13 wind  sensors and reduced sales volume.

Selling, General And Administrative.  Selling, general and administrative costs decreased $74,376 to $446,474 for the quarter ended September 30, 1997 from $520,850 in 1996. The decrease is primarily due to reduced agent commissions relating to the decrease in international sales.

Research And Development.  Research and development expenses increased
 $14,020 to $169,882 for the quarter ended September 30, 1997 from $155,427 in 1996. Research and development expenses as a percentage of sales increased to 7% in 1997 from 5% in 1996. The increase is due to a substantial increase in product development activities. The Company is using outside research and development companies to assist in new product development.

Nine months ended September 30, 1997 Compared to 1996

Net Revenues. Sutron Corporation revenues for the nine months ended September 30, 1997 and September 30, 1996 were $7,152,408 and
$6,033,109, respectively (an increase of 19%).  Sales to agencies of the federal government and other domestic customers improved 49% to $5,801,301 in 1997 from $3,893,648 in 1996, an increase of $1,907,652.
Revenues from contracts with the Air Force to deliver FMQ-13 digital wind sensor spares and repairs increased to $362,974 in 1997 from $239,690 in 1996, an increase of $123,284. Revenues from international contracts and projects decreased 48% to $988,133 in 1997 from $1,899,770 in 1996, a decrease of $911,637.

Gross Profit.  The Company's gross profit for the nine months ended
 September 30, 1997 increased 6% to $2,608,397 from $2,445,057 for
 September 30, 1996. Gross profit as a percentage of sales declined to 36% in 1997 from 41% in 1996 relating to installation problems on our SIMEPAR contract in Brazil and test problems relating to an Air Force repair contract for FMQ-13 wind sensors.

Selling, General And Administrative.  Selling, general and administrative costs increased $141,760 to $1,410,397 for the nine months ended September 30, 1997 from $1,268,637 for the nine months ended September 30, 1996. The increase is due to adding an international sales manager in mid 1996, a marketing manager in late 1996, and higher international selling expenses.

Research And Development.  Research and development expenses increased 57% to $581,385 for the nine months ended September 30, 1997 from $371,249 in 1996. Research and development expenses as a percentage of sales increased to 8% in 1997 from 6% in 1996. The increase is due to a substantial increase in product development activities. The Company is using outside research and development companies to assist in new product development.

The Company's backlog of orders at September 30, 1997 was
 approximately $2,762,000. The Company anticipates that 85% of its September backlog will be shipped in 1997.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $35,828 at September 30, 1997, compared to $78,970 at December 31, 1996.

The ratio of current assets to current liabilities was 1.7 as of September 30, 1997, compared to 1.46 as of December 31, 1996. Working capital increased $300,685 to $1,592,046 million at the end of the third quarter of fiscal 1997 compared to $1,291,361 at the end of fiscal 1996.

Management believes internally generated funds and short-term borrowings on our existing credit line will provide adequate resources for supporting operations during the remainder of fiscal 1997.

Forward-Looking Statements

The Company believes that this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to certain risks and uncertainties. Forward-looking statements represent the Company's expectations or beliefs concerning future events, including the following: any statements regarding future sales and gross profit percentages, any statements regarding the continuation of historical trends, any statements regarding the sufficiency of the Company's cash balances and cash generated from operating and financing activities for the Company's future liquidity and capital resource needs, any statements regarding the effect of regulatory changes, the success of development and enhancement of the Company's products, the adequacy of the Company's facilities, potential acquisitions, and any statements regarding the future of the instrumentation industry and the various parts of the instrumentation markets in which the Company conducts its business. The Company cautions that any forward-looking statements made by the Company in this report or in other announcements made by the Company are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitations, the factors set forth in to the Company's report on Form 10K for the fiscal year ended December 31, 1996.

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


                                      			Sutron Corporation
                                			     (Registrant)



November 14, 1997                             Raul S. McQuivey
Date                                  Raul S. McQuivey
                                         Principal Executive Officer

November 14, 1997                             Sidney C. Hooper
Date                                     Sidney C. Hooper
                                         Principal Accounting Officer