Form 10KSB
period 1997-12-31
SUTRON CORP
filed 1998-03-31
CIK 728331

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

FORM 10 KSB


Annual Report Pursuant To Section 13 Or 15(D)
Of The Securities Exchange Act Of 1934

For the fiscal year ended: December 31, 1997

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year were $9,940,555.

The aggregate market value of the voting stock held by non-affiliates as of March 27, 1998 was approximately $2,789,500 based on the average bid and asked prices of such stock.

The number of shares outstanding of the issuer's
Common Stock, $.01 par value, as of March 27, 1998 was 4,225,851.


Documents Incorporated by Reference
Portions of the registrant's definitive proxy statement dated April 10 1998 are incorporated in Part III as set forth herein.

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

Products

The Hydromet Products Division manufactures data collection platforms, remote terminal units and sensors. Sutron's data collection platforms and remote terminal units collect and transmit sensor data to central facilities by radio, telephone, cable, fiber optics, or microwave. Sutron's sensors support the collection of hydrological and meteorological data and include a tipping bucket rain gauge, a barometric pressure sensor, a temperature sensor, and several water level sensors. The Company's equipment is compatible with sensors from other companies.
Sutron has long-standing relationships with suppliers for wind speed and wind direction, water quality, humidity and solar radiation sensors.

Sutron's Hydromet Products Division maintains a MIL-Q-9858
 certification and is currently working towards an ISO 9000 certification. The Company's principal products are described below.

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

8600 Wind Sensor

The 8600 Wind Sensor began under an Air Force contract awarded to Sutron in 1985 to develop a replacement for the AN-GMQ-20, an aging wind sensing system used by the U.S. Air Force. The
8600 combined thick film sputtering and microprocessor technology to create a state-of-the-art wind sensor named the AN-FMQ-13. Initial efforts to purchase components off the shelf to meet the Air Force specifications proved unsuccessful.
During 1988 and 1989 Sutron redesigned the 8600 sensor head in an effort to improve the accuracy and to improve the de-icing capabilities. Acceptance testing by the Air Force began again in April 1989, and "First Article" approval was granted in November 1989. Items manufactured under this contract have included 8600 wind sensors and ancillary displays and recording equipment, ground support equipment and spares. The Company received contracts for spares in 1996 and for repairs of older units in 1997 with final delivery and acceptance of these items anticipated in 1998.

Accubar Gauge Pressure Sensor

The Accubar Gauge Pressure sensor is a highly accurate solid state pressure transducer capable of measuring air/dry gas pressures from 0 to 22 psi with a maximum pressure of 35 psi. It is housed in an aluminum case and with its low power consumption and low maintenance requirements, it is ideal for remote monitoring applications.

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

Distribution Methods of Products and Services

The Company's products and services are currently sold in the United States by the Company's direct sales force. As of December 31, 1997, the Company employed eight salaried sales and marketing personnel, including four engaged directly in field sales activities, and four in various other marketing and sales support functions. Internationally, the Company utilizes sales agents to market its products and services.

Customers

During 1997, approximately 71% of the Company's products and services were sold to the Federal Government. Revenues in 1997 among the various agencies were as follows: U.S. Army Corps of Engineers, 7%; Department of Defense, 4%; Department of the Interior, 57%; and various other agencies of the federal government, 3%. The revenues from the Corps of Engineers were spread among some ten
(10) separate Districts, and the revenues from the Department of the Interior among two (2) agencies, the U.S. Geological Survey and the Bureau of Reclamation. See Note 11 to the Financial Statments under Part II, Item 7 hereof for this information.

The Company also performed on various contracts of foreign origin. Total revenues from foreign customers amounted to approximately 14% of total revenues in 1997, 35% of total revenues in 1996, and approximately 14% in 1995. Sutron actively markets its products and services internationally.

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

Research and Development

During the three years ended December 31, 1997, 1996, and 1995,
Sutron's internally funded research and development costs were $805,027, $547,617, and $505,953 respectively. The Company initiated five major development efforts in 1997 and completed two consisting of certain major enhancements to the 8400 DDR and a temperature pressure engine.

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

Backlog

The Company's backlog at December 31, 1997 was
$1,828,942 as compared with $3,733,466 at December 31, 1996
and $1,390,682 at December 31, 1995. The Company anticipates that 95% of its 1997 year-end backlog will be shipped in 1998.

Employees

The Company had a total of 60 employees as of December 31, 1997 of which 56 were full time.

Item 2.  Properties

On July 30, 1992, the Company entered into a five and one-half year lease, for approximately 17,000 square feet of manufacturing and office space in Sterling, Virginia. The lease commenced on October 23, 1992. This facility allowed the Company to consolidate it's manufacturing, systems integration, research and development, and sales and administration departments into one building. An option for an additional five years was exercised in 1997.

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

Item 4.  Submission of Matters To A Vote of Security Holders

No matter was submitted during the fourth quarter of 1997 to a vote of the Company's security holders, either through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for Common Equity and Related Stockholder
Matters

(a)  Market Information

The common stock of Sutron Corporation is quoted over the counter through the NASD Bulletin Board supplied by the National Association of Securities Dealers, Inc. under the symbol STRN, and through the Pink Sheet Service of the National Quotation Bureau, Inc. The following table shows the high and low bid quotations in 1997 and 1996 by quarter as reported by the National Quotation Bureau, Inc. and the National Association of Securities Dealers, Inc. These quotations represent prices between dealers in securities, do not include retail mark-ups, mark-downs, or commissions and do not necessarily represent actual transactions.

MARKET INFORMATION

			      1997		1996
Quarter		     	HIGH	LOW	HIGH	LOW
First Quarter 		1 5/8 	1 1/4	3/8	5/16
Second Quarter		1 7/16	1 3/16	11/16	5/16
Third Quarter	 	1 7/8	1 5/16	1 3/16	5/8
Fourth Quarter		1 7/8	1 3/8	1 7/16 	1 1/8


 (b)  Approximate Number of Equity Shareholders:
Title of Class: Common Stock, $.01 par value
Approximate Number of Record Holders At March 27, 1998: 335

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

Item 6.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by each line item in the Company's Statement of Operations:


				        	           	Fiscal Year
				                  	1997		1996		1995
Revenues				      	100.0%		100.0%		100.0%
Cost of sales	      	  		 	63.9 		60.0	 	63.7
Gross profit		      		  	  36.1	 	40.0	 	36.3
Selling, general and administrative expenses		19.1	 	21.3	 	23.5
Research and development expenses	               8.1	  	6.3		9.1
Income from operations				8.9		12.4		3.7
Interest expense				       	 1.3	  	1.9	  	3.3
Income before income taxes		                 7.6	  	10.5		.4
Provision for income taxes				2.4		1.6
Net income             				  5.2%  		8.9%	 	.4%

Fiscal 1997 Compared to Fiscal 1996

Revenues.  The Company's revenues for 1997 increased 14% to
 $9,940,555 from revenues of $8,689,068 in 1996. Sales to
agencies of the federal government and other domestic customers improved to $8,158,000 in 1997 from $5,160,000, an increase of $2,998,000 due to increased sales of the 8400 Digital Data Recorder and the 8210 Data Recorder/Transmitter. Revenues from international contracts and projects decreased to $1,366,000 in 1997 from $3,014,000 in 1996, a decrease of $1,648,000. The international business is project driven and the Company did not win any significant international contracts in 1997 as compared with the prior year. Revenues from contracts with the Air Force for FMQ-13 wind sensors, spares and repairs decreased to $417,000 in 1997 from $515,000 in 1996, a decrease of $98,000. The
Company's largest customer in each of 1997 and 1996 was the Department of the Interior, which accounted for 57% and 39%
 of revenues, respectively.

Gross Profit.  Gross profit for 1997 increased 3% to $3,588,169 from $3,473,050 in 1996. Gross margin as a percentage of revenues for 1997 decreased to 36.1% as compared to 40.0% in 1996. The decrease in the Company's gross margin as a percentage of sales was due to installation problems on a foreign contract resulting in costs in excess of revenue of
$100,000 and test problems on the McClellan repair contract resulting in costs in excess of revenue of $120,000.

Selling, General and Administrative. Selling, general and administrative expenses increased 3% to $1,902,746 in 1997 from $1,850,899 in 1996. Selling, general and administrative expenses as a percentage of revenues decreased to 19.1% in 1997 from 21.3% in 1996 due to the increase in sales volume. The increase of $51,847 in 1997 over 1996 was primarily due to increased international sales activities and increased marketing efforts. The Company hired a new international sales manager in June 1996 and a new marketing manager in November 1996.

Research and Development. Research and development expenses increased 47% to $805,027 in 1997 from $547,617 in 1996, an increase of $257,410. Research and development expenses as a percentage of revenues increased to 8.1% in 1997 from 6.3% in 1996. The Company is focused on expanding its product line of data recorders/transmitters, sensors and data management software. The Company is currently developing four new products which are expected to be available in 1998. The Company supplemented its engineering staff significantly in 1997 through the use of subcontractors.

Net Interest Expense. Interest expenses for 1997 decreased to $126,731 from $162,848 in 1996, a decrease of $36,117.
The decrease is attributed to reduced borrowings as a result of the Company's profits in 1997 and 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

Sutron's balance sheet grew stronger in 1997 as the Company generated $733,004 in cash from operating activities. Cash and cash equivalents increased to $168,548 at December 31, 1997, compared to $78,970 at December 31, 1996. Working capital increased $442,766 to $1,734,127 at the end 1997 compared to $1,291,361 at the end of fiscal 1996. The ratio of current assets to current liabilities was 1.77 as of December 31, 1997, compared to 1.46 as of
December 31, 1996.

Adding strength to the Company's financial condition is the new banking relationship with the First National Bank of Maryland. Under the terms of the loan and security agreement dated June 5, 1997, the Company has been provided with a revolving credit facility of $2,000,000 and a term note of $343,008. This new credit facility represents a 100% increase in availability over the previous arrangement. First National Bank of Maryland is also making available an additional $100,000 for capital equipment. The term of this new arrangement extends until June 1, 1998 and is subject to renewals thereafter.

In February 1998, the Corporation entered into a contract to sell 4.2 acres of land acquired in 1986. The land was originally intended to be the site of a headquarters and manufacturing facility. The contract calls for a purchase price of $700,000 and the buyer has a study period and a right to cancel.
Settlement on the property is expected in the third quarter of 1998.


Management believes that internally generated funds, anticipated proceeds from the sale of our land and short-term borrowings on our existing credit line will provide adequate resources for supporting operations during fiscal 1998.


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Sutron Corporation
Sterling, Virginia


	We have audited the accompanying balance sheets of Sutron
Corporation as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the three years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

	In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sutron Corporation as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years ended December 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.


Thompson, Greenspon & Co.


Fairfax, Virginia
February 20, 1998

                       PART I. - FINANCIAL INFORMATION
                                  SUTRON CORPORATION
                                    BALANCE SHEETS
                                                                                 (Unaudited)
                              		December 31,	December 31,
                                		   1997		  1996
                                  		___________     ___________
Assets
Current Assets:
 Cash                           		 $    168,548	$  78,970
 Accounts receivables     	  	  1,804,525	1,195,281
 Unbilled Contract receivables	               --	   15,096
 Cost and estimated earnings
  in excess of billings		     402,523	 628,344
 Inventory			     1,528,802	2,135,231
 Prepaid and other		          71,670	   46,482
                                    		 _________	_________
Total Current Asset		   3,976,068	4,099,404

 Property, Plant, and Equipment,
  Furniture and Fixtures        	   1,298,789	1,201,030
  Automative equipment		      30,849	      44,974
  Leasehold improvements		      9,264	    9,264
                            		________	_________
                           			 1,338,902  	1,255,268
  Accumulated deprectiation     	(1,154,351)	(1,072,273)
                             		_________ 	_________
Net property, plant and
equipment                      	  	     184,551	   182,995

Investment			     493,118	     493,118
Other Assets			       38,746	       50,940
Total Other Assests		     531,864	     544,058
				_________ 	_________
TOTAL ASSETS                	$ 4,692,483	$  4,826,457




                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable		$  610,568	   $ 895,524
Accrued payroll	 		      80,521	        60,224
 Accrued expenses		    415,021	      396,841
Contract billings on contracts in
progress in excess of costs and
estimated earnings		    169,238	      162,702
 Estimated losses on
  uncompleted contracts   		      24,902	        1,095
 Income taxes payable		    110,359 	             --
Current maturities:
   Line of credit		        	    573,171	      905,000
   Installment notes payable	       6,657	           6,657
   Term notes payable		    171,504	       300,000
   Shareholder loans payable	      80,000	         80,000
				___________	  ___________
Total Current Liabilities		   2,241,941	   2,808,043

Long-term liabilities:
  Installment notes payable		               253	          16,411
 Term notes payable		        100,435	          166,222
Total Long-term Liabilities	        100,688	         182,633
Total liabilities			     2,342,629	       2,990,676

Stockholders' Equity:
Common stock			          42,259	       42,259
 Additional paid in capital 		     2,282,866	   2,282,866
Accumulated Deficit             	          24,729	   (489,344)
                           			_____________	___________
Total Stockholders' Equity	     	     2,349,854	     1,835,781

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	   $ 4,692,483	  $  4,826,457

See Accompanying Notes to Financial Statements

                                SUTRON CORPORTION
                             STATEMENTS OF OPERATIONS
                             		Year Ended December 31,
				1997		1996		1995
Revenue				$9,940,555	$8,689,068	$5,532,612
Cost of Goods Sold		 6,352,386	5,216,018	3,521,602
Gross Profit 			 3,588,169	3,473,050	2,011,010
Research and Development
 Expenses			   805,027	547,617		505,956
Selling, General, and
Administrative
Expenses 			1,902,746	1,850,899	1,298,411

Operating Income		   880,396	1,074,534	206,643
Financial Expense, net		  126,731	162,848		185,639
Income before
  Income Taxes 			  753,665	  911,686	    21,004
Income Tax			  239,592	141,929		             -
Net Income 			$514,073	$769,757	$21,004
Net Income per
 Common Share			$       .12		$       .18		$   .005
Net Income per
 Diluted Share			$       .11		$       .18		$   .005

See Accompanying Notes to Financial Statements

						SUTRON CORPORATION
					STATEMENTS OF STOCKHOLDERS' EQUITY
				YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

				COMMON			PAID-IN	ACCUMULATED
				SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAl
Balances, December 31, 1994	 3,957,051	    $39,571	    $2,251,954	   $(1,280,105)	$1,011,420
Exercise of Stock
 Options				    268,800	        2,688	          30,912	                  --	33,600
Net Income for 1995		               -	                -  	                    -	           21,004	21,004
Balances,  December 31, 1995	   4,225,851	      42,259	      2,282,866	      (1,259,101)	1,066,024
Net Income for 1996		                  -	                 -  	                    - 	          769,757	769,757
Balances,  December 31, 1996	   4,225,851	      42,259	      2,282,866	        (489,344)	1,825,781
Net Income for 1997		                  -	                  -  	                     -	          514,073	514,073
Totals				4,225,851	     $42,259	     $2,282,866	        $  24,729	$2,349,854

      See Accompanying Notes to Financial Statements

                                    SUTRON CORPORTION
                             STATEMENTS OF CASH FLOWS
                                         Year Ended December 31,
						1997	 	1996	    	1995
Cash Flows from Operating Activities
 Net income					$514,073	$769,757	$21,004
 Noncash items included in net income
 Depreciation and   amortization			111,795		109,596		 102,369
 Gain (loss) on sale of
  equipment, net					            -		     6,411		(4,478)
 (Increase) Decrease in
  Accounts receivables				(609,244)	  324,490	 (251,579)
Costs and estimated earnings
 in excess of contract billings
 on contracts in progress 				   240,917	(262,114)		91,602
 Inventory					   606,429	(1,182,860)		96,089
 Prepaid items and other				   (25,189)	       10,659	(31,405)
Increase (Decrease) in
 Accounts payable				(284,956)	306,514		28,350
 Accrued expenses				    38,477	203,315		7,763
 Contract billings on  contracts in progress
 in excess of costs and  estimated earnings		    6,536		(29,571)		192,273
 Estimated losses on
 uncompleted contracts				23,807		 (9,798)		3,928
 Income taxes payable				110,359		         -		           -
 Net Cash Provided by
 Operating Activities				733,004		246,399		255,916
 Cash Flows from Investing  Activities
 Purchase of property and
 equipment					(101,156)	(71,913)		(10,157)
 Capitalized software  costs			         --		            --	(13,270)-
 Net Cash used by  Investing Activities		(101,156)	(71,913)		(23,427)
 Cash Flows from Financing  Activities
 Proceeds from issuance of  common stock		         --		          --		33,600
 Proceeds from sale of
 property and  equipment				          --	 	         --	 	--
 Proceeds from line of
 credit, net					            -		170,000		    81,000
 Payments on line of
 credit, net					(331,829)	            --	           --
 Payments on term notes payable			(194,283)	(300,000)	(375,000)
Payments on installment  notes payable		(16,158) 	     (5,405)	(2,716)_
 Payments on stockholder  loans payable		               -	   (10,000)	(10,000)
Net Cash Used by
 Financing Activities				  (542,270)	  (145,405)	(273,116)
 Net Increase (Decrease)
 in Cash and Cash
Equivalents					      89,578	     29,801	(40,627)
Cash and Cash Equivalents,
 beginning of year				      78,970	       49,889	90,516
Cash and Cash Equivalents,
 end of year					    $168,548	         $78,970	$79,889

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

Cash and Cash Equivalents: For purposes of the statements of cash flows, cash equivalents include time deposits and all highly liquid debt instruments with original maturities of three months or less. Interest paid amounted to $117,438 in 1997,
$160,637 in 1996 annd $180,523 in 1995.  Income taxes paid
amounted to $167,180 in 1997, $162,350 in 1996 and $0 in 1995.

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

Financial Instruments: The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and short term notes receivable and payable approximate their carrying amounts in the financial statements. Based on the borrowing rates currently available to the company for debt with similar maturity dates and collateral, the estimated fair value of long-term debt is $101,000 at December 31, 1997..

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

Earnings Per Share:  The Company has adopted
Statement of Financial Accounting
Standards ("SFAS") No. 128 which establishes standards for
 computing and presenting earnings per share (EPS) for entities with publicly held common stock. The standard requires presentation of two categories of earning per share, basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The 1996 and 1995 net income per common share information has been restated to account for the provisions of SFAS 128.


	 	                    1997                     	                       1996                  	                 1995
				Per-Share			Per-Share			Per-Share
		  Income	Shares   	  Amount 	  Income	 Shares  	 Amount 	 Income	 Shares 	Amount
Net Income	$514,073			$769,759			$21,004
Basic EPS
Income available
  to common
  stockholders	514,073	4,225,851	$.12	769,757	4,225,851	$.18	21,004	4,018,375	$.005

Effect of Dilutive
Securities
Stock options
    unexercised	  -  	121,013			       -     	   130,568		       -  	    -

Dilutive EPS
Income available
    to common
    stockholders
    plus assumed
    conversions	514,073	4,346,864	$.11	769,757	4,356,419	$.18	$21,004	4,018,375	$.005


(2)  CONTRACTS IN PROGRESS
Information with respect to contracts in progress at December
31, is as follows:

						1997		1996
Direct and indirect costs, including overhead	$2,803,879	$ 2,162,549
Estimated losses, net				(24,902)		(1,095)
						$2,778,977	$2,161,454

Billings						$2,401,356	$1,534,215
Costs and estimated earnings in excess of billings	402,523		628,334
Estimated losses on contracts in process		(24,902)		(1,095)
						$2,778,977	$2,161,454


(3)  INVENTORY
Inventory is stated at the lower of cost or market. Electronic components costs are based on the weighted average method.
Work in process and finished goods costs consist of materials, labor and overhead and are recorded at a standard cost.
Inventory consists of the following at December 31:

				1997		1996
Electronic components		$748,200	$702,216
Work in process			525,353		1,232,440
Finished goods			255,249		200,575
				$1,528,802	$2,135,231

 (4)  ACCUMULATED DEPRECIATION AND AMORTIZATION
Accumulated depreciation and amortization at December 31, is as follows:

				1997		1996
Furniture and equipment		$1.,133,356	$1,041,005
Automotive equipment		        12,617	24,743
Leasehold improvements		          8,378	6,525
				 $1,154,351	$1,072,273

(5)  INVESTMENT
Land, including related improvements and architectural fees, which was originally acquired as a future plant site, is now being held for sale. The total amount presented as investment consists of land and building design fees of $1,300,311 net of a valuation allowance of $807,192 in 1997 and 1996.

(6)  LINE OF CREDIT
The Company signed a loan and security agreement dated
June 5, 1997, with its bank which extends the Company a revolving line of credit. The maximum amount of borrowing under the line is not to exceed the lesser of $2,000,000 or the Company's borrowing base as determined by the bank. Interest on the unpaid balance is payable monthly at prime plus one half percent. The maturity date of the line is June 1, 1998, and the outstanding balance at December 31, 1997 amounted to $573,171 and $905,000 at December 31, 1996.

(7)  TERM NOTE PAYABLE
Under the above referenced loan and security agreement, the Company was also extended a term note payable with a principal amount of $343,008. The remaining principal payments under the agreement, amount to $14,292 per month for 23 months and 1
 final payment on July 1, 1999 for the remaining unpaid balance. Interest on the unpaid balance is payable monthly at prime plus three quarters percent.  Additionally, the loan agreement contains
 certain financial covenants.   As of December 31, 1997, the
Corporation was in violation of one equity covenant.   The bank
has waived compliance. The above referenced line of credit and term note payable are secured by substantially all assets of the Company.

Principal maturities for all indebtedness described in Notes 6 and 7 are as follows at December 31:


Year ending December 31:
1997					$    --
1998					   744,675
1999					   100,435
					$ 845,110

(8)  STOCKHOLDER LOANS PAYABLE
At December 31, 1997 the Company had promissory notes totaling
$80,000 payable on demand to two officers of the Company.
The promissory notes are expected to be repaid in 1998 with interest at 10.75 percent.

(9)  LEASE OBLIGATIONS
The Company signed a 5 year option under the current lease for its headquarters and production facilities. The operating lease calls for monthly rent of $12,975 including $3,100 estimated as the Company's pro rata share of operating expenses and annual rent increases of 3 percent. Rent expense amounted to $152,000 for 1997, $144,000 for 1996 and $151,125 for 1995.

Year ending December 31:
1998	$155,700
1999	160,400
2000	165,200
2001	$170,100
2002	42,500
      Total	$693,900

(10)  INCOME TAXES
The provision for income taxes charged to continuing operations for the years ended December 31, was as follows:

			1997		1996		1995
Current income taxes	$269,592	$141,929	$-
Deferred tax expense	(30,000)	-	-
Total tax expense		$239,592	$141,929	$-

Deferred tax assets, net of tax effect, are comprised of the following at December 31:


					1997		1996		 1995
Investment				$ 307,000	   $ 307,000	$307,000
Net operating loss carryforward		           -     	            -     	123,000
Estimated losses on contracts		10,000		             -     	4,000
Accrued vacation and warranty		     50,000	     29,000	    29,000
     Gross deferred tax assets		  367,000	   336,000	463,000
Gross deferred tax liability - depreciation	    (18,000)	    (23,000)	   (25,000)
     Net					   349,000	   313,000	  438,000
Deferred tax asset valuation allowance	  (319,000)	  (313,000)	 (438,000)
Net deferred tax asset			$   30,000	$        -     	$       -


A reconciliation between the amount of reported income tax expense and the amount computed by multiplying the applicable statutory Federal income tax rate is as follows:


					1997		1996	  	1995
Income before income taxes		$753,665	$911,686	$21,004
Applicable statutory income tax rate	34%		34%		        34%
Computed "expected" Federal tax expenses	256,000		310,000		7,000
Adjustments to Federal income
  tax resulting from:
   State income tax			15,000		18,000		1,000
   Tax credits	(37,408)	(61,071)	-
   Change in valuation allowance		6,000		(125,000)	   (8,000)
Income tax				$239,592	$141,929	$     -


(11)  MAJOR CUSTOMERS
Set forth below are customers, including agencies of the U. S.
Government, from which the Company received more than 10 percent of total revenue, for the years ended December 31:

			1997	1996	1995
Domestic:
  Department of Interior	57%	39%	56%
  International		14%	35%	14%
Commercial		15%	10%	15%

(12)  STOCK BONUS AND STOCK OPTION PLANS

Stock Options: The Company has granted stock options under
 a stock option agreement and the 1996 Stock Option Plan to
 key employees and directors for valuable services to the
Company.  Under the 1996 Plan a maximum of 260,000 shares
 may be granted at not less than 100 percent of the fair market value at the grant date. All options have a ten year term from the date of grant. The Company authorized 60,000 shares under
 a 1997 stock option plan.   No shares were granted in 1997.  The
following summarizes the option activity under the stock option agreement and the 1996 Stock Option Plan for the last three years:

				Number of	Option Price
				   Shares   	   Per Share
Outstanding, December 31, 1994	408,500	125 - .53
    Grants			-     	-
    Exercised			(268,800)	.125
    Canceled or expired		  (22,200)	           .125
Outstanding, December 31, 1995	  117,500	           .53
    Grants			259,000		1.125
    Exercised				-     	-
    Canceled or expired	        -     	           -
Outstanding, December 31, 1996	  376,500	.53 - 1.125
    Grants				-     	-
    Exercised				-     	-
    Canceled or expired		  (15,000)	           -
Outstanding, December 31, 1997	   361,500	.53 - 1.125


The vesting period of the remaining options is as follows:

Vested and exercisable	154,300
November 1, 1998	51,800
November 1, 1999	51,800
November 1, 2000	51,800
November 1, 2001	51,800
			361,500

Stock Compensation: In 1996, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and will continue to apply Accounting Principles Board No. 25 and related interpretations in accounting for its plans. SFAS 123 establishes standards of financial accounting and reporting for stock-based employee compensation plans including stock option plans, stock purchase plans and other arrangements by which employees receive shares of stock or other equity instruments based on the market price of an entity's stock.

If the Company had elected to recognize compensation cost for the plan based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by
SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts indicated below:


		  		 1997    	 	  1996    		   1995
Net income As reported		$514,073	$769,757	$21,004
Pro forma			481,534		737,218		21,004
Earnings per share As reported	        .12		        .18		    .005
Pro forma			         .11		         .17		    .005


The fair value of the options granted in 1996 amounted to $120,000. Compensation costs under SFAS 123, are recognized when the options are vested and exercisable. The fair value of Sutron
 Corporation stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black Scholes pricing model with the following assumptions for 1996: a risk free interest rate of 6.45 percent, no estimated dividend yield, an expected volatility of
 34 percent and an expected holding period of five years.


(13)  PROFIT SHARING PLAN
The 401(k) Profit Sharing plan covers substantially all full time employees. The contributions, if any, to the plan will be determined each year by the Board of Directors based on profits. The contribution was $128,000 for 1997, $92,660 for 1996 and $-0- for 1995.

(14)  EXPORT SALES
Export Sales from the Company's operations were as follows:

(In thousands)		1997	1996	1995
South America		$534	$1,844	$480
Canada			307	765	43
Asia			312	321	108
Australia/New Zealand	25	9	9
Europe			188	75	118
			$1,366	$3,014	$758

Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

	None

PART III

Information required by Item 10 - Executive Compensation, Item 11 - Security Ownership of Certain Beneficial Owners and Management and Item 12 - Certain Relationships and Related Transactions and certain information required by Item 9 - Directors, Executive Officers, Promoters and Control Persons will be contained on pages 2 through 8 of the registrant's definitive proxy statement to be filed on April 10, 1998 and is incorporated herein by reference.

Item 9.  Directors, Executive Officers, Promoters and Control
Persons

Executive Officers

The following tabulation sets forth the names of the executive officers at December 31, 1997, the positions and offices with the Company held by them, the date they first became officers, and their ages at December 31, 1997:

							First
							Became
Name	Office						an Officer	Age
Raul S. McQuivey	President, Chief Executive		1980		58
			Officer and Chairman
Glenn A. Conover	Executtive Vice President
			 and a Director			1985		58
Daniel W. Farrell		Vice President, Secretary		1984		45
			and a Director
Sidney C. Hooper	Treasurer			1993		39



Item 13.  Exhibits and Reports on Form 8-K.

(A)	Index to Exhibits

Exhibit No.	          Description
3(a)	Copy of Articles of Incorporation of Sutron Corporation,
	received and approved December 30, 1975 (1)
3(b)	Copy of Articles of Amendment to the Articles of
	Incorporation and Articles of Reduction of Stated
	Capital of Sutron Corporation received and approved
	September 7, 1983(1)
3(c)	By-laws of the Registrant(1)
3(d)	Copy of Articles of Amendment to the Articles of
	 Incorporation received and approved June 8, 1995(10)
4(a)	Specimen Shares of Common Stock Certificate(2)
4(b)	Form of Warrant to be issued as part of Unit (2)
4(c)	Amended Form of Warrant issued as part of Unit(3)
4(d)	Incentive Stock Option Plan dated August 31, 1983(1)
4(e)	Stock Bonus Plan dated August 31, 1983(1)
4(f)	Loan and Security Agreement, dated December 11, 1992
	between the Company and Crestar Bank (8)
4(g)	1996 Stock Option Plan (11)
10(a)	Employment Agreement dated as of July 1, 1983 with
	 Kenneth W. Whitt(1)
10(b)	Employment Agreement dated as of July 1, 1983 with
Dr.
	 Raul S. McQuivey(1)
10(c)	Employment Agreement dated as of July 1, 1983 with
Dr.
	Thomas N. Keefer(1)
10(d)	Employment Agreement dated as of July 1, 1983 with
Duane
	M. Preble(1)
10(e)	Purchase Agreement dated as of July 1, 1983 with Eric
S.
	Clyde(1)
10(f)	Stock Option Agreement between Registrant and Gerald
	 Calhoun dated July 1, 1983(1)
10(g)	Certified Copy of Resolution of Commissioners of
	Fairfax
	County Economic Development Authority, adopted October 	12,
	 1982, approving $425,000 Industrial revenue bond loan
	to registrant(1)
10(h) 	Certified Copy of Resolution of Commissioners of
	Fairfax County Economic Development Authority, adopted
	March 8, 1983, approving $400,000 industrial revenue
	bond loan to registrant (1)
10(i)	Certified Copy of Resolution of Board of Supervisors
	of Fairfax County, adopted March 21, 1983, approving
	issuance of industrial revenue bonds for purpose of
	$400,000 loan to Registrant(1)
10(j)	License agreement dated January 29, 1987, with TSUKASA
	SOKKEN Co., Ltd. of Japan, to use U.S. Patent No.
	3,677,085 (4)
10(k)	License agreement dated November 10, 1986, with S.A.
	Des Caliberies et Trefileries de Cossonay of
	Switzerland, to use U.S. Patent No. 4,279,147 and
	Canada Patent No. 1,120,286 (4)
10(l)	Lease agreement dated September 18, 1987, with Squire
	Court Limited Partnership to lease building space
	(9,000 sq. ft.) (4)
10(m)	Copy of termination agreement with Duane Preble dated April 1, 1988 (5)
10(n)	Sale agreement with National Hospital Health System
	Corporation, dated November 29, 1989, and subsequent
	amendments dated December 29, 1989, February 28, 1990,
	and March 27, 1990, to sell land and building in
	Herndon, Virginia (6)
10(o)	Lease agreement dated May 9, 1990 with National
	Hospital Health SystemCorporation to lease building
	space (5545 sq.ft.) (7)
10(p)	Stock Option Agreement between Sutron Corporation and
	Glenn A. Conover dated October 15, 1990 (7)
10(q)	Stock Option Agreement between Sutron Corporation and
	Daniel W. Farrell dated October 15, 1990 (7)
10(r)	Lease agreement dated July 30, 1992 with Loudoun
	Holding Inc. to lease building space (16,794 sq. ft.)
	(8)
10(s)	Stock Option Agreement between Sutron Corporation and
	Ronald C. Dodson dated December 6, 1993 (9)

10(t)	Stock Option Agreement between Sutron Corporation and
Raul S. McQuivey dated November 1, 1996 (11)

10(u)	Stock Option Agreement between Sutron Corporation and
Glenn A. Conover dated November 1, 1996 (11)

10(v)	Stock Option Agreement between Sutron Corporation and
Daniel W. Farrell dated November 1, 1996 (11)

10(w)	Stock Option Agreement between Sutron Corporation and
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

The registrant did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1997.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	       Sutron Corporation
		(Registrant)

Date:  March 31, 1998
By
/s/ Raul S. McQuivey

			Raul S. McQuviey, President
			and Director (Principal
			Executive and Financial
			Officer)

In accordance with the Securities Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 31, 1998
By
/s/ Raul S. McQuivey

			Raul S. McQuivey,
			President
			 and Director
			(Principal
			Executive and
			Financial
			Officer)

Date: March 31, 1998
By
/s/ Thomas N. Keefer

			Thomas N. Keefer,
			Director

Date: March 31, 1998
By
/s/ Daniel W. Farrell

			Daniel W. Farrell,
			Vice
			President and
			Director

Date: March 31, 1998
By
/s/ Glenn A. Conover

			Glenn A. Conover,
			Vice
			President and
			Director

Date: March 31, 1998
By
/s/ Ronald C. Dodson

			Ronald C. Dodson
			Director

Date: March 31, 1998
By
/s/ Sidney C. Hooper

			Sidney C. Hooper,
			Chief
			Accounting Officer