Form 10QSB
period 1998-03-31
SUTRON CORP
filed 1998-05-15
CIK 728331

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

FORM 10 QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended	                  March 31, 1998

Commission file number   0-12227

                        Sutron Corporation
(Exact name of registrant as specified in its charter.)

        	Virginia				54-1006352
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation organization)

21300 Ridgetop Circle, Sterling Virginia     	20166
(Address of principal executive offices)       	(Zip  Code)

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

   Common Stock, $.01 Par Value - 4,225,851 shares of as of March 31, 1998.

                     PART I. - FINANCIAL INFORMATION

                                                                                                  SUTRON CORPORATION
                                                                                                       BALANCE SHEETS
                                                                                                               (Unaudited)
                                    					March 31,     	December 31,
                                         	 				1998	         	1997
                                       					___________     ___________
Assets
Current Assets:
 Cash                                 					    $5,088	$168,548
 Accounts receivables       			             		    1,089,608	1,804,525
 Cost and estimated earnings in excess
    of billings						   205,444	402,523
 Inventory	                            				1,754,879	1,528,802
 Other	                                    				     122,251	71,670
                                       					___________     ___________
Total Current Asset	                    			3,177,271	3,976,068

 Property, Plant, and Equipment,
  less accumulated depreciation
  and amortization of $1,176,347
  and $1,154,351						      365,086	184,551

Investment                                 				        493,118	493,118

Deposits and Other Assets                 			         53,478	38,746
                                       					___________	__________
TOTAL ASSETS                        				  $4,088,954	$4,692,483


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable	                    			$  667,898	$610,568
 Accrued payroll						    128,158	80,521
 Accrued expenses                        				    443,365	415,021
 Accrued income taxes					    18,326	110,359
 Contract billings on contracts in progress in
  excess of costs and estimated earnings			     169,238	169,238
 Estimated losses on
  uncompleted contracts                       			        13,976	24,902
 Line of credit		                        			                0	573,171
Shareholder loans payable	             		 		      55,000	80,000
Installment notes payable - current portion			       6,277	6,657
 Term notes payable- current portion                    		    171,504	171,504
							_________	__________
Total Current Liabilities                				   1,674,121	2,241,941

Long-term liabilities:
 Installment note payable					                 0	253
 Term notes payable                       				      57,559	100,435
							_________	__________
	Total liabilities					  1,731,680	2,342,629

Stockholders' Equity:
 Common stock, $.01 par value,				          42,259	42,259
 Additional paid in capital	             				     2,282,866	2,282,866
 Retained Earnings                  	 			           32,528	24,729
                                       					 ___________	___________
Total Stockholders' Equity                			      2,357,653	2,349,854

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    			$      4,088,954	    $ 4,692,483

See Accompanying Notes to Financial Statements

                             SUTRON CORPORTION
                          STATEMENTS OF OPERATIONS
                               (Unaudited)
                                  			       Three Months Ended
                                             			March 31,
                                          			        1998	     1997
                                        			___________	___________
Revenues                              		 $  1,809,749	$     2,672,141

Cost of Goods Sold			      1,108,488	       1,581,736
                                    			___________	__________
Gross Profit                              		         701,261	        1,090,405

Research and Development Expenses	       202,240	         215,598

Selling, General, and
 Administrative Expenses                  	        480,951	        447,279
                                       			___________	___________
Income (Loss) from Operations		      18,070	427,528

Other Expense                               			7,219	                    0

Interest Expense                            		          13,802	           38,194

Income (Loss) before Provision  		____________	___________
 for Income Taxes			        (2,951)	      389,334

Provisions for Income Taxes		         (10,750)	152,000
                                 			____________	___________
Net Income                           		$      7,799	$     237,334

Net Income per Common Share        	              $.00	$             $ .06

Weighted Average Number
 of Common Shares                       	 	       4,225,851	      4,225,851

See Accompanying Notes to Financial Statements

                                                                      SUTRON CORPORTION
                                                            STATEMENTS OF CASH FLOWS
                                                                              (Unaudited)
                                        			      Three Months Ended
                                                			March 31,
                                             		1998    	       	1997
                                           		___________       ___________
Cash Flows from Operating Activities:
  Net income (loss)                       		$         7,799	$  237,334

  Depreciation and amortization                	         21,996	25,044
  Loss on sale of assets				    0	1,961
  (Increase) Decrease in:
    Accounts receivables                      	        714,917	(310,885)
    Costs and estimated earnings in
      excess of contract billings             	        197,079	(199,814)
    Inventory                                 		      (226,077)	277,330
    Other current assets                       	        (65,313)	(46,551)

  Increase (Decrease) in:
    Accounts payable                          	          57,330	(95,787)
    Accrued expenses			          75,981	1,727
    Accrued income taxes			        (92,033)	126,650
    Estimated losses on uncompleted
     contracts                                 		        (10,926)	            0
                                          			__________	_______
Net Cash Provided by Operating Activities  	        680,753	      17,009

Cash Flows from Investing Activities:
  Proceeds from sale of assets		                 0	      10,500
  Capital expenditures                         	      (202,534)	       (33,629)
Net Cash Used in Investing Activities	      (202,534)	       (23,129)

Cash Flows from Financing Activities:
Payments on line of credit                  	       (573,171)	               0
  Proceeds from advance on line of credit	                   0	      75,000
  Payments on Term notes payable              	         (42,876)	    (25,000)
  Payments on Installment notes payable	              (633)	    (13,166)
  Payments on shareholder notes		         (25,000)	     0
                                         			___________	__________
Net Cash (Used) by Financing Activities	       (641,680)	         36,834

Net Increase (Decrease) in Cash                  	         163,461	          30,714
Cash and Cash Equivalents, January 1	         168,549	          78,970
                                             		___________	__________
Cash and Cash Equivalents, March 31	$           5,088	$       109,684

See Accompanying Notes to Financial Statements

SUTRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 1998


1.  Basis of Presentation

The accompanying financial statements, which should be read in conjunction with the financial statements of Sutron Corporation ("the Company") included in the 1997 Annual Report filed on Form 10-KSB, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim period. The Company believes that all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation for such periods have been included.

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

                          MANAGEMENT'S DISCUSSION AND ANALYSIS
                                OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS

Results of Operations

Net Revenues.  The Company's revenues for the three months
 ended March 31, 1998 decreased 32% to $1,809,749 from revenues of $2,672,141 in 1997 due to both decreased product sales and decreased sales of services/systems.
The decrease in product sales is primarily a result of decreased sales of the 8200, 8210 and 8400 products. A strong backlog of these products was carried over into 1997.
Services revenues decreased as a result of overhead tasks relating to new application software development being given priority over direct work during the first quarter.

Gross Profit.  Gross profit for 1998 decreased to $701,261 from
 $1,090,405 in 1997. Gross margin as a percentage of revenues for 1998 decreased to 39% as compared to 41% in 1997. The decrease in the Company's gross margin as a percentage of sales is attributed to reduced sales volume and to the Company carrying certain contracts at no profit due to costs being in excess of revenues. A loss provision totaling $24,902 was accrued for these contracts at December 31, 1997.

Selling, General And Administrative. Selling, general and administrative expenses increased to $480,951 in 1998 from $447,279 in 1997, an increase of $33,673. These expenses increased as a percentage of revenues to 26% in 1998 from 18% in 1997. Both general and administrative expenses and selling expenses increased due to increased labor charges.

Research And Development. Research and development expenses decreased 6% to $202,240 in 1998 from $215,598 in 1997, a decrease of $26,224. The Company is using subcontractors to assist in the development of new products and incurred significant costs in the prior year. The current work on new products is being done primarily in house as the subcontractors have completed the majority of their tasks. One new R&D employee was added in March 1998.

Interest Expenses. Interest expenses decreased to $13,802 in 1998 from $38,194 in 1997 as a result of the company's reduced borrowings on the line of credit due to strong profits in 1996 and 1997.

The Company's backlog of orders at March 31, 1998 was $1,595,375. The Company anticipates that 95% of its March backlog will be shipped in 1998.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $5,088 at March 31, 1998, compared to $168,549 at December 31, 1997.

The ratio of current assets to current liabilities was 1.9 as of March 31, 1998, compared to 1.8 as of December 31, 1997. Working capital decreased $230,979 to $1,503,150 at the end of the first quarter of fiscal 1997 compared to $1,734,129 at the end of fiscal 1997.

In February 1998, the Corporation entered into a contract to sell 4.2 acres of land acquired in 1986. The land was originally intended to be the site of a headquarters and manufacturing facility. The contract calls for a purchase price of $700,000 and the buyer has a study period and a right to cancel. Settlement on the property is expected in the third quarter of 1998.

Management believes internally generated funds and short-term borrowings on our existing credit line will provide adequate resources for supporting operations during the remainder of fiscal 1998.

Forward-Looking Statements

The Company believes that this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to certain risks and uncertainties. Forward-looking statements represent the Company's expectations or beliefs concerning future events, including the following: any statements regarding future sales and gross profit percentages, any statements regarding the continuation of historical trends, any statements regarding the sufficiency of the Company's cash balances and cash generated from operating and financing activities for the Company's future liquidity and capital resource needs, any statements regarding the effect of regulatory changes, the success of development and enhancement of the Company's products, the adequacy of the Company's facilities, potential acquisitions, and any statements regarding the future of the instrumentation industry and the various parts of the instrumentation markets in which the Company conducts its business. The Company cautions that any forward-looking statements made by the Company in this report or in other announcements made by the Company are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitations, the factors set forth in to the Company's report on Form 10K for the fiscal year ended December 31, 1997.

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


                                      			Sutron Corporation
                                			     (Registrant)



May 15, 1998                             Raul S. McQuivey
Date                                  Raul S. McQuviey
                                         Principal Executive Officer

May 15, 1998                             Sidney C. Hooper
Date                                     Sidney C. Hooper
                                         Principal Accounting Officer