Form 10QSB
period 1998-06-30
SUTRON CORP
filed 1998-08-11
CIK 728331

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

FORM 10 QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended	June 30, 1998

Commission file number   0-12227

                        Sutron Corporation
(Exact name of registrant as specified in its charter.)

        	Virginia			              54-1006352
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation organization)

21300 Ridgetop Circle, Sterling Virginia         20166
(Address of principal executive offices)       	(Zip  Code)

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

   Common Stock, $.01 Par Value - 4,225,851 shares of as of August 11, 1998.

                     PART I. - FINANCIAL INFORMATION

                                                                                                  SUTRON CORPORATION
                                                                                                       BALANCE SHEETS
                                                                                                               (Unaudited)
							June 30,     	December 31,
                                         	 				1998	         	1997
                                       					___________     ___________
Assets
Current Assets:
 Cash                                 					    $289,921	$168,548
 Accounts receivables       			             		    1,208,762	1,804,525
 Cost and estimated earnings in excess
    of billings						     136,110	402,523
 Inventory	                            				  1,786,369	1,528,802
 Other	                                    				     424,100	71,670
                                       					___________     ___________
Total Current Asset	                    			3,845,262	3,976,068

 Property, Plant, and Equipment,
  less accumulated depreciation
  and amortization of $1,198,343
  and $1,154,351						      477,083	184,551

Investment                                 				        699,224	493,118

Deposits and Other Assets                 			         63,269	38,746
                                       					___________	__________
TOTAL ASSETS                        				  $5,084,838	$4,692,483


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable	                    			$  533,171	$610,568
 Accrued payroll						    80,061	80,521
 Accrued expenses                        				    493,162	415,021
 Accrued income taxes					               0	110,359
 Contract billings on contracts in progress in
  excess of costs and estimated earnings			     169,238	169,238
 Estimated losses on
  uncompleted contracts                       			        5,620	24,902
 Line of credit		                        			    787,526	573,171
Shareholder loans payable	             		 		      55,000	80,000
Installment notes payable - current portion			       5,321	6,657
 Term notes payable- current portion                    		    171,504	171,504
							_________	__________
Total Current Liabilities                				   2,300,603	2,241,941

Long-term liabilities:
 Installment note payable					                 0	253
 Term notes payable                       				      14,683	100,435
							_________	__________
	Total liabilities					  2,315,286	2,342,629

Stockholders' Equity:
 Common stock, $.01 par value,				          42,259	42,259
 Additional paid in capital	             				     2,282,866	2,282,866
 Retained Earnings                  	 			        444,427	24,729
                                       					 ___________	___________
Total Stockholders' Equity                			      2,769,552	2,349,854

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    			$     5,084,838	    $ 4,692,483

See Accompanying Notes to Financial Statements

                             SUTRON CORPORTION
                          STATEMENTS OF OPERATIONS
                               (Unaudited)
                                  			       Three Months Ended
                                             			June 30,
                                          			        1998	     1997
                                        			___________	___________
Revenues                              		 $  2,084,978	$    2,169,214

Cost of Goods Sold			      1,338,971	       1,430,206
                                    			___________	__________
Gross Profit                              		     746,007	       739,008

Research and Development Expenses	       250,136	        195,906

Selling, General, and
 Administrative Expenses                  	         508,626	        516,643
                                       			___________	___________
Income (Loss) from Operations		          (12,755)	        26,459

Other Income                               		          193,946	                    0

Interest Expense                            		            14,887	          38,178

Income (Loss) before Provision  		____________	___________
 for Income Taxes			          166,304	         (11,719)

Provisions for Income Taxes		         (245,595)	         (16,000)
                                 			____________	___________
Net Income (Loss)                      		$          411,899	$     4,281

Net Income (Loss) per Common Share	                   $.10	$             $.0

Weighted Average Number
 of Common Shares                        		       4,225,851	      4,225,851

See Accompanying Notes to Financial Statements

                             SUTRON CORPORTION
                          STATEMENTS OF OPERATIONS
                               (Unaudited)
                                  			       Six Months Ended
                                             			June 30,
                                          			        1998	     1997
                                        			___________	___________
Revenues                              		 $ 3,894,727	$   4,841,355

Cost of Goods Sold			    2,447,459	      3,011,942
                                    			___________	__________
Gross Profit                              		     1,447,268	    1,829,413

Research and Development Expenses	         452,376	       411,503

Selling, General, and
 Administrative Expenses                  	         989,577	       961,962
                                       			___________	___________
Income from Operations			             5,315	       455,948

Other Income                             		          186,727	                    0

Interest Expense                            		             28,689	          76,372

Income before Provision  			____________	___________
 for Income Taxes			           163,353	        377,615

Provisions for Income Taxes		          (256,345)	          136,000
                                 			____________	___________
Net Income	                      		$          419,698	$         241,615

Net Income (Loss) per Common Share	              $.10	$             $.06

Weighted Average Number
 of Common Shares			      4,225,851	      4,225,851

See Accompanying Notes to Financial Statements

                                                                      SUTRON CORPORTION
                                                            STATEMENTS OF CASH FLOWS
                                                                              (Unaudited)
                                        			      Six Months Ended
                                                			June 30,
                                             		1998    	       	1997
                                           		___________       ___________
Cash Flows from Operating Activities:
Net income (loss)                       		$ 419,698	$  241,615
Noncash items included in net income:
Depreciation and amortization                	        50,089	50,089
Loss on sale of asset                  		                 0	   1,961
Gain on increase of land investment	   (206,106)	0

  (Increase) Decrease in:
    Accounts receivables                      	      595,763	(176,909)
    Costs and estimated earnings in
      excess of contract billings             	       266,413	(263,010)
    Inventory                                 		      (257,567)	462,551
    Other current assets                       	      (352,429)	(33,305)
    Other assets				       (30,621)	0

  Increase (Decrease) in:
    Accounts payable                          	     (77,397)	(265,122)
    Accrued expenses                           	     (32,678)	356,887
Estimated losses on uncompleted
     contracts                                 		     (19,282)	            0
                                          			__________	__________
Net Cash Provided by Operating Activities  	     355,884	374,757

Cash Flows from Investing Activities:
  Capital expenditures                         	 (336,526)	(91,808)
					___________       ___________
Net Cash Used in Investing Activities	 (336,526)	(81,308)

Cash Flows from Financing Activities:
  Proceeds from line of credit		       214,355	9,839
  Payments on Term notes payable              	       (85,752)	(123,213)
  Payments on Installment notes payable	         (1,589)	(14,023)
  Payments on Stockholder loans		        (25,000)	          0
					___________	__________
Net Cash (Used) by Financing Activities	         102,014	(127,397)

Net Increase (Decrease) in Cash                  	        121,372	166,052
Cash and Cash Equivalents, January 1	        168,549	78,971
                                             		___________	__________
Cash and Cash Equivalents, June 30	$       289,921	$ 245,023

See Accompanying Notes to Financial Statements

SUTRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 1998


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

                          MANAGEMENT'S DISCUSSION AND ANALYSIS
                                OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS

Results of Operations

Second Quarter 1998 Compared to 1997

Net Revenues. Sutron Corporation revenues for the fiscal quarters ended June 30, 1998 and June 30, 1997 were
$2,084,978 and $2,169,214, respectively (a decrease of 4%).

Gross Profit. The Company's gross profit for the quarter ended June 30, 1998 increased 1% to $746,007 from $739,008 for June 30, 1997. Gross profit as a percentage of sales increased to 35.8% from 34.1%. Gross profit in 1998 was affected by increased indirect labor and expense charges relating to the opening of a new customer support facility in Boise, Idaho and reduced sales volume. The gross margin in 1998 was affected by cost overruns on the installation of the SIMEPAR contract in Brazil and an Air Force repair contract.

Selling, General And Administrative. Selling, general and administrative costs increased $8,018 to $508,626 for the quarter ended June 30, 1998 from $516,643 for 1997. The increase is due to the increased sales and marketing activities and increased general and administrative costs.

Research And Development. Research and development expenses increased 28% to $250,136 in the quarter ended June 30,
 1998 from $195,906 in the quarter ended June 30, 1997.  The
Company is currently developing five new products to improve existing product lines and to access new markets.

Other Income. A joint venture between Sutron and Virginia Energy Services was started on February 27, 1998 to sell remote monitoring systems of backup power generators.
One employee was hired in February 1998 to do sales and
 marketing. The joint venture recognized its first revenues in June 1998 from product sales to Hickam AFB in Hawaii. For the three months ended June 30, 1998, Sutron's investment had decreased by $12,160 representing our share of the loss for the joint venture.

The Company sold its 4.2 acre lot in the Loudoun
Tech Center on July 13, 1998 to Bavar Properties Group, a developer located in Baltimore, for $700,000. The land was originally purchased for $1,219,792 in October 1986. An additional $80,518 was spent on architectural drawings.  The loss of approximately $600,000 on the sale resulted in a deferred tax benefit of $230,000 as of June 30, 1998 which tax benefit reduced income tax expenses. At June 30, 1998 the Company wrote the land up from its book value of $493,000 resulting in a gain of $206,106.

Six months ended June 30, 1997 Compared to 1996

Revenues.  The Company's revenues for the six months ended
 June 30, 1998 decreased 19.6% to $3,894,727 from revenues of $4,841,355 in 1997 due to decreased product sales of primarily the 8200, 8210 and 8400 products of $891,503.
A strong backlog of these products was carried over into 1997. Revenues from services decreased $55,125 from the prior year due to increased work on indirect tasks relating to sales and marketing applications.

Gross Profit.  Gross profit for 1998 decreased to $1,447,268 from $1,829,413 in 1997. Gross margin as a percentage of revenues for 1998 decreased to 37.2% as compared to 37.8% in 1997. The decrease in the Company's gross margin as a percentage of sales is attributed to the reduced sales volume of $946,628 and to increased indirect labor and expenses relating to a new customer support facility opened in Boise, Idaho.

Selling, General and Administrative. Selling, general and administrative expenses increased to $989,577 in 1998 from $961,962 in 1997, an increase of $27,615 due to of increased proposal efforts relating to projects and increased general and administrative expenses. Selling, general and administrative expenses were offset by a $56,975 decrease in agent commissions.

Research and Development.  Research and development
 expenses increased 9.9% to $452,376 in 1998 from $411,503 in 1997, a increase of $40,872. The Company is currently developing five new products certain of which involve subcontractors.  One new R&D employee
 was added in March, an RF engineer, and an entry level software engineer was added in June.

Other Income. A joint venture between Sutron and Virginia Energy Services was started on February 27, 1998 to sell remote monitoring systems of backup power generators.
One employee was hired in February 1998 to do sales and
 marketing. The joint venture recognized its first revenues in June 1998 from product sales to Hickam AFB in Hawaii. As of
 June 30, 1998, Sutron's investment had decreased by $19,379 representing our share of the loss for the joint venture.

The Company sold its 4.2 acre lot in the Loudoun Tech
Center on July 13, 1998 to Bavar Properties Group, a developer located in Baltimore, for $700,000. The land was originally purchased for $1,219,792 in October 1986. An additional
$80,518 was spent on architectural drawings. The loss of approximately $600,000 on the sale resulted in a deferred tax benefit of $230,000 as of June 30, 1998 which tax benefit reduced income tax expenses. At June 30, 1998 the Company wrote the land up from its book value of $493,000 resulting in a gain of $206,106.

Backlog. he Company's backlog of orders at June 30, 1998 was approximately $1,528,000. The Company anticipates that 90% of its June backlog will be shipped in 1998.

Liquidity and Capital Resources

Cash and cash equivalents increased to $289,921 at June 30, 1998, compared to $168,549 at December 31, 1997.

The ratio of current assets to current liabilities was 1.7 as of June 30, 1998, compared to 1.8 as of December 31, 1997. Working capital decreased $189,470 to $1,544,659 at June 30, 1998 compared to $1,734,129 at the end of fiscal 1997.

In February 1998, the Corporation entered into a contract to sell 4.2 acres of land acquired in 1986. The Company sold the lot on July 13, 1998 to Bavar Properties Group, a developer located in Baltimore, for $700,000. The land was originally purchased for $1,219,792. An additional $80,518 was spent on architectural drawings. The land was originally intended to be the site of a headquarters and manufacturing facility.
The loss of approximately $600,000 on the sale resulted in
 a deferred tax benefit of $230,000 as of June 30, 1998 which tax benefit reduced income tax expenses.

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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

	On May 13, 1998, an Annual Meeting of Shareholders of Sutron Corporation was held. Directors elected at the meeting were Raul S. McQuivey, Thomas N. Keefer,
Daniel W. Farrell, Glenn A. Conover and Ronald C. Dodson.
  Thompson, Greenspon & Co., P.C. were appointed as independent accountants for 1998. The election of directors and the appointment of the independent accountants were the only matters voted upon at the meeting. The number of shares eligible to vote at the meeting were 4,225,851. The results of the voting on these three matters are shown below.


1.	Election of Directors

	Name	Votes For	Votes Against	Votes Withheld
	Raul S. McQuivey	3,854,715	--	4,380
	Thomas N. Keefer	3,854,715	--	4,380
	Daniel W. Farrell		3,854,715	--	4,380
	Glenn A. Conover	3,854,715	--	4,380
	Ronald C. Dodson	3,849,796	--	9,199


2.  Appointment of Thompson, Greenspon & Co., P.C.
as Independent Accountants.

For		Against		Abstain
3,761,415	480		97,200


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


                                      			Sutron Corporation
                                			     (Registrant)



August 11, 1998                             Raul S. McQuivey
Date                                  Raul S. McQuviey
                                         Principal Executive Officer

August 11, 1998                             Sidney C. Hooper
Date                                     Sidney C. Hooper
                                         Principal Accounting Officer