Form 10QSB
period 1998-09-30
SUTRON CORP
filed 1998-11-12
CIK 728331

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

FORM 10 QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended	September 30, 1998

Commission file number   0-12227

                        Sutron Corporation
(Exact name of registrant as specified in its charter.)

        	Virginia			              54-1006352
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation organization)

21300 Ridgetop Circle, Sterling Virginia         20166
(Address of principal executive offices)       	(Zip  Code)

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

   Common Stock, $.01 Par Value - 4,220,851 shares of as of November 11, 1998.

                     PART I. - FINANCIAL INFORMATION

                                                                                                  SUTRON CORPORATION
                                                                                                       BALANCE SHEETS
                                                                                                               (Unaudited)
							September 30,     	December 31,
                                         	 				1998	         	1997
                                       					___________     ___________
Assets
Current Assets:
 Cash                                 					    $60,318	$168,548
 Accounts receivables       			             		    1,114,616	1,804,525
 Cost and estimated earnings in excess
    of billings						     389,186	402,523
 Inventory	                            				  1,944,866	1,528,802
 Other	                                    				     400,519	71,670
                                       					___________     ___________
Total Current Asset	                    			3,909,505	3,976,068

 Property, Plant, and Equipment,
  less accumulated depreciation
  and amortization of $1,220,339
  and $1,154,351						      530,277	184,551

Investment                                 				                 0	493,118

Deposits and Other Assets                 			         48,600	38,746
                                       					___________	__________
TOTAL ASSETS                        				  $4,488,382	$4,692,483


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable	                    			$  682,532	$610,568
 Accrued payroll						    152,547	80,521
 Accrued expenses                        				    339,298	415,021
 Accrued income taxes					               0	110,359
 Contract billings on contracts in progress in
  excess of costs and estimated earnings			     169,238	169,238
 Estimated losses on
  uncompleted contracts                       			        2,993	24,902
 Line of credit		                        			    124,689	573,171
Shareholder loans payable	             		 		      55,000	80,000
Installment notes payable - current portion			       4,366	6,657
 Term notes payable- current portion                    		              0	171,504
							_________	__________
Total Current Liabilities                				   1,530,663	2,241,941

Long-term liabilities:
 Installment note payable					                 0	253
 Term notes payable                       				                 0	100,435
							_________	__________
	Total liabilities					  1,530,663	2,342,629

Stockholders' Equity:
 Common stock, $.01 par value,				          42,259	42,259
 Additional paid in capital	             				     2,282,866	2,282,866
 Treasury Stock						           (6,980)	-
 Retained Earnings                  	 			        639,574	24,729
                                       					 ___________	___________
Total Stockholders' Equity                			      2,957,718	2,349,854

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    			$     4,488,382	    $ 4,692,483

See Accompanying Notes to Financial Statements

                             SUTRON CORPORTION
                          STATEMENTS OF OPERATIONS
                               (Unaudited)
                                  			       Three Months Ended
                                             			June 30,
					        1998	     1997
                                        			___________	___________
Revenues                              		 $  2,508,093	$    2,311,053

Cost of Goods Sold			     1,484,976	     1,532,069
                                    			___________	__________
Gross Profit                              		       1,023,117	     778,984

Research and Development Expenses	       221,036	       169,882

Selling, General, and
 Administrative Expenses                  	        483,996	       446,474
                                       			___________	___________
Income (Loss) from Operations		         318,085	      162,628

Other Expense                               		          14,121	                    0

Interest Expense                            		           13,268	         23,386

Income (Loss) before Provision  		____________	___________
 for Income Taxes			       290,696	         139,242

Provisions for Income Taxes		          95,550	          26,200
                                 			____________	___________
Net Income (Loss)                      		$    195,146	$     113,042

Net Income (Loss) per Common Share	           $.05	             $.03

Weighted Average Number
 of Common Shares                      	  	       4,224,384	      4,225,851

See Accompanying Notes to Financial Statements

                             SUTRON CORPORTION
                          STATEMENTS OF OPERATIONS
                               (Unaudited)
                                  			       Nine Months Ended
                                             			September 30,
                                          			        1998	     1997
                                        			___________	___________
Revenues                              		 $  6,402,820	$   7,152,408

Cost of Goods Sold			    3,932,435	    4,544,011
                                    			___________	__________
Gross Profit                              		      2,470,385	    2,608,397

Research and Development Expenses	    673,412	      581,385

Selling, General, and
 Administrative Expenses                  	      1,473,573	    1,410,397
                                       			___________	___________
Income (Loss) from Operations		    323,400	    616,615

Other Income                               		          172,606	                    0

Interest Expense                            		        41,957	    99,758

Income (Loss) before Provision  		____________	___________
 for Income Taxes			       454,049	     516,857

Provisions for Income Taxes		        (160,795)	        162,200
                                 			____________	___________
Net Income (Loss)                      		$       614,844	$     354,859

Net Income (Loss) per Common Share	              $.15	              $.08

Weighted Average Number
 of Common Shares          		              	       4,225,356	      4,225,851

See Accompanying Notes to Financial Statements

                                                                      SUTRON CORPORTION
                                                            STATEMENTS OF CASH FLOWS
                                                                              (Unaudited)
                                        						      Nine Months Ended
                                                						September 30,
                                             					1998    	       	1997
                                           					___________       ___________
Cash Flows from Operating Activities:
  Net income (loss)						$ 614,844	$  354,657
  Noncash items included in net income (loss):
    Depreciation and amortization					     75,134	76,782
    (Gain) Loss on sale of assets					  (206,106)	       1,961

    (Increase) Decrease in:
      Accounts receivables						      689,909	(17,898)
      Costs and estimated earnings in excess of contract
        billings							        13,337	(62,354)
      Inventory							     (416,064)	331,747
      Prepaid items and other					     (347,849)	(26,904)

    Increase (Decrease) in:
      Accounts payable						         71,964	(327,822)
      Accrued expenses						          (3,697)	243,323
      Accrued income taxes						      (110,359)	0
Estimated losses on uncompleted contracts				         (21,909)	0

Net Cash Provided (Used) by Operating Activities			         359,203	573,492

Cash Flows from Investing Activities:
     Purchase of property and equipment				    (411,715)	(47,049)
Net Cash Used in Investing Activities				    (411,715)	(47,049)

Cash Flows from Financing Activities:
  Payments on line of credit					      (448,482)	(346,277)
  Payments on installment loans					          (2,544)	(15,229)
  Payments on stockholder loans					        (25,000)	0
  Payments on term notes payable					      (271,939)	(151,407)
  Payment for Treasury Stock					          (6,980)	0
  Proceeds from sale of land					        699,226	0

Net Cash (Used) Provided by Financing Activities			        (55,719)	(512,913)

Net Increase (Decrease) in Cash and Cash Equivalents		       (108,231)	(43,142)
Cash and Cash Equivalents, January 1				         168,549	78,970
Cash and Cash Equivalents, September 30				         $60,318	$35,828

See Accompanying Notes to Financial Statements

SUTRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 1998


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

                          MANAGEMENT'S DISCUSSION AND ANALYSIS
                                OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS

Results of Operations

Third Quarter 1998 Compared to 1997

Revenues.  The Company's revenues for the three months ended
 September 30, 1998 increased 8.5% to $2,508,093 from revenues of $2,311,053 in 1997, an increase of $197,040. Increased sales of services offset decreased product sales. Revenues from services increased $349,939 to $642,302 in 1998 from $292,363 in the prior year. Product sales decreased $152,899 to $1,865,791 in 1998 from $2,018,690 in the prior year.

Gross Profit.  The Company's gross profit for the quarter ended September
 30, 1998 increased to $1,023,117 from $778,984 for September 30, 1998.
Gross profit as a percentage of sales increased to 40.8% from 33.7%.
Increased sales volume improved the gross margin in 1998 while the gross margin in 1998 was decreased by cost overruns on the installation of the SIMEPAR contract in Brazil and an Air Force repair contract.

Selling, General And Administrative. Selling, general and administrative costs increased $37,522 to $483,996 for the quarter ended June 30, 1998 from $446,474 for 1997. The increase is due primarily to increased sales and marketing activities relating to systems and services.

Research And Development. Research and development expenses increased 30% to $221,036 in the quarter ended
 September 30, 1998 from $169,882 in the quarter ended
September 30, 1997, an increase of $51,154. The Company released three new products during the third quarter and added one additional engineer.

Other Income. A joint venture between Sutron and Virginia Energy Services was started on February 27, 1998 to sell remote monitoring systems of backup power generators.
One employee was hired in February 1998 to do sales and
 marketing. The joint venture recognized its first revenues in June 1998 from product sales to Hickam AFB in Hawaii. For the three months ended September 30, 1998, Sutron's investment had decreased by $14,121 representing our share of the loss for the joint venture for the quarter.

Nine months ended September 30, 1998 Compared to 1997

Revenues.  The Company's revenues for the nine months ended
 September 30, 1998 decreased 10.5% to $6,402,820 from revenues of $7,152,408 in 1997, a decrease of $749,588. Increased sales of services offset decreased product sales. Revenues from services increased $294,815 to $1,147,344 in 1998 from $852,529 in the prior year. Product sales decreased $1,044,403 to $5,255,476 in 1998 from $6,299,879 in the prior year. A strong product backlog was carried over into 1997 primarily of 8200 and 8400 products. Decreased sales of these products have been partially offset by increased sales of 8210 products in 1998.

Gross Profit.  Gross profit for 1998 decreased to $2,470,385 from $2,608,397 in 1997. Gross margin as a percentage of revenues for 1998 increased to 38.6% as compared to 36.5% in 1997. In 1997 the Company had cost overruns on the installation of the SIMEPAR contract in Brazil and an Air Force repair contract which reduced margins.

Selling, General and Administrative. Selling, general and administrative expenses increased to $1,473,573 in 1998 from $1,410,397 in 1997, an increase of $63,176 due to of increased proposal efforts relating to systems and services and increased general and administrative expenses.

Research and Development.  Research and development
 expenses increased 15.8% to $673,412 in 1998 from $581,385 in 1997, an increase of $92,027. The Company has released four new products in 1998 and has added two new engineers during 1998.

Other Income.  A joint venture between Sutron and Virginia
Energy Services was started on February 27, 1998 to sell remote monitoring systems of backup power generators.
One employee was hired in February 1998 to do sales and
 marketing. The joint venture recognized its first revenues in June 1998 from product sales to Hickam AFB in Hawaii. As of
 September 30, 1998, Sutron's investment had decreased by $33,500 representing our share of the loss for the joint venture.

The Company sold its 4.2 acre lot in the Loudoun Tech
Center on July 13, 1998 to Bavar Properties Group, a developer located in Baltimore, for $700,000. The land was originally purchased for $1,219,792 in October 1986. An additional $80,518 was spent on architectural drawings. The loss of approximately $600,000 on the sale resulted in a deferred tax benefit of $230,000 which reduced income tax expenses..
The Company wrote the land up from its book value of $493,000 resulting in a gain of $206,106.

The Company's backlog of orders at September 30, 1998 was
 approximately $4,420,045. The Company anticipates that 80% of its September backlog will be shipped in 1998.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $60,318 at September 30, 1998, compared to $168,549 at December 31, 1997.

The ratio of current assets to current liabilities was 2.55 as of September 30, 1998, compared to 1.8 as of December 31, 1997. Working capital increased $644,713 to $2,378,842 at September 30, 1998 compared to $1,734,129 at the end of fiscal 1997.

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


                                      			Sutron Corporation
                                			     (Registrant)



November 11, 1998                             Raul S. McQuivey
Date                                  Raul S. McQuviey
                                         Principal Executive Officer

November 11, 1998                             Sidney C. Hooper
Date                                     Sidney C. Hooper
                                         Principal Accounting Officer