Form 10QSB/A
period 1998-09-30
SUTRON CORP
filed 1999-01-12
CIK 728331

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

FORM 10 QSB/A


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended	September 30, 1998

Commission file number   0-12227

                        Sutron Corporation
(Exact name of registrant as specified in its charter.)

        	Virginia			              54-1006352
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation organization)

21300 Ridgetop Circle, Sterling Virginia         20166
(Address of principal executive offices)       	(Zip  Code)

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

IMPACT OF THE YEAR 2000 ISSUE

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's software programs and microcircuitry that have date-sensitive features may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations.
 The Year 2000 Issue affects the Company's internal systems as well as any of the Company's products that include date-sensitive software.

Sutron is executing a company-wide Year 2000 Readiness Program
 (Program) for the Company's products, on-going operations (operations), mission-critical information systems (IS), and key suppliers (suppliers). The Program's goal is to identify critical century date change issues by March 31, 1999. Ongoing remediation, testing, and contingency planning are expected to continue throughout 1999. The Year 2000 Readiness Program is organized into six major phases: 1) exposure inventory, 2) risk assessment,
3) prioritization, 4) remediation (either by repair or replacement), 5) contingency planning, and 6) testing/verification. These stages have been largely completed for the Company's standard products and are in progress for ongoing operational issues as well as critical suppliers. The Program organization consists of executives and managers from functional areas. Operational program work includes the Company's critical business computer applications. Mission-critical third party service and equipment suppliers are being contacted via written inquiry, as well as direct discussion, to understand and mitigate potential risks.

The current status of the Company's Year 2000 Readiness Program is as follows:

The Company's current line of hardware products, which are designed and manufactured to the Company's specifications, are Year 2000 ready. The Company's software products are Year 2000 ready except for one module which is expected to be ready by
March 31, 1999. The Company's Operations critical exposures will be identified by the first quarter of 1999. The Company's Supplier readiness is expected to be completed by March 31, 1999. The Company's Information Systems group is reviewing critical IS applications and is expected to be completed by the end of the first quarter of 1999. In addition, the Company has made available to its customers Year 2000 readiness information concerning its products, services and support.

Our Year 2000 Readiness Program is being carried out with internal staff with no expected incremental costs. The Company is expensing costs associated with identification and resulting changes to these systems, but does not expect the amounts to have a material effect on its financial position or results of operations.

The Company has determined its worst case scenario as being the development of service or product supply difficulties by business critical suppliers. This would prevent the Company from shipping certain products. This circumstance is not considered probable and the Company expects to establish a contingency plan by mid 1999 including the identification of alternative suppliers and safety stock.

There can be no assurance, however, that the systems or products of other companies on which the Company's systems also rely will be timely converted or that any such failure to convert by a vendor, customer or another company would not have an adverse effect on the Company's systems or results of operations.

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