Form 10QSB
period 1999-03-31
SUTRON CORP
filed 1999-05-13
CIK 728331

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

FORM 10 QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended	                  March 31, 1999

Commission file number   0-12227

                        Sutron Corporation
(Exact name of registrant as specified in its charter.)

        	Virginia				54-1006352
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation organization)

21300 Ridgetop Circle, Sterling Virginia     	20166
(Address of principal executive offices)       	(Zip  Code)

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

   Common Stock, $.01 Par Value - 4,298,351 shares of as of March 31, 1999.

                     PART I. - FINANCIAL INFORMATION

                                                                                                  SUTRON CORPORATION
                                                                                                       BALANCE SHEETS
                                                                                                               (Unaudited)
                                    		March 31,     	December 31,
                                         	 	1999	         	1998
                                       		___________     ___________
Assets
Current Assets:
 Cash                                 		   $166,910		$76,204
 Accounts receivables       			        1,330,561		1,761,262
 Cost and estimated earnings in excess
    of billings						    595,644		1,136,910
 Inventory	                            		  2,193,046		1,828,240
 Other	                                        322,690		368,870
                                       					___________     ___________
Total Current Asset	                    	  4,608,850		5,171,486

 Property, Plant, and Equipment,
  less accumulated depreciation
  and amortization of $1,265,001
  and $1,241,053						     602,189	536,111

Deposits and Other Assets                 		32,003	36,734
                                       			___________	__________
TOTAL ASSETS                        			 $5,243,043	$5,744,331


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable	                    		     $439,643	$752,286
 Accrued payroll						    	158,173	106,848
 Accrued expenses                        			507,135	732,655
 Accrued income taxes					   	 45,240	-
 Contract billings on contracts in progress in
  excess of costs and estimated earnings			117,192	117,192
 Estimated losses on uncompleted contracts 		 11,673	11,673
 Line of credit			 		            493,143	650,571
Shareholder loans payable	             		 55,000	55,000
Current maturities of long-term notes			 25,411	28,410
									_______ 	______
Total Current Liabilities                		   1,852,609	2,454,635

Long-term liabilities:
 Long-term notes payable                       		 68,750	75,000
									_________	__________
	Total liabilities						1,921,359	2,529,635

Stockholders' Equity:
 Common stock, $.01 par value,				    42,984	42,984 Additional paid in capital	             		 2,316,236	2,316,236
 Retained Earnings                  	 		   962,463	855,476                                       			___________	___________
Total Stockholders' Equity                		 3,321,683	3,214,696

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    			$5,243,043   $5,744,331

See Accompanying Notes to Financial Statements

                             SUTRON CORPORTION
                          STATEMENTS OF OPERATIONS
                               (Unaudited)
                                  			       Three Months Ended
                                             			March 31,
                                          		    1999	     1998
                                        			___________	___________
Revenues                              		 	$2,535,190	$1,809,749

Cost of Goods Sold			      		1,529,072	 1,108,488
                                    			___________	__________
Gross Profit                              		  1,006,118    701,261

Research and Development Expenses	     			  228,378      202,240

Selling, General, and
 Administrative Expenses                  	        606,436      480,951
                                       			___________	___________
Income (Loss) from Operations		      		    171,304   18,070

Other Expense                               			7,682       7,219

Interest Expense                            		      11,135	13,802

Income (Loss) before Provision  				____________  ___________
 for Income Taxes			        				152,487      (2,951)

Provisions for Income Taxes		       		     45,500		(10,750)
                                 				____________  ___________
Net Income                           			    $106,987	$7,799

Net Income per Common Share        	              		$.02		$.00

Weighted Average Number
 of Common Shares                       	 	       4,298,351	     4,225,851

See Accompanying Notes to Financial Statements

                                                         SUTRON CORPORTION
                                                       STATEMENTS OF CASH FLOWS
                                                                              (Unaudited)
                                        			Three Months Ended
                                                		March 31,
                                             		1999    	   1998
                                           		___________  __________
Cash Flows from Operating Activities:
  Net income (loss)                       		$106,987	$  7,799

  Depreciation and amortization                	        26,994	21,996
(Increase) Decrease in:
    Accounts receivables                      	       370,011	714,917
    Costs and estimated earnings in
      excess of contract billings             	        601,956	197,079
    Inventory                            			 (364,805)	(226,077)
    Other assets            		           	         47,863	(65,313)
Increase (Decrease) in:
    Accounts payable                          	       (312,644)	57,330
    Accrued expenses			          		 (174,194)	75,981
    Accrued income taxes			       	   45,240	(92,033)
    Estimated losses on uncompleted
     contracts                                 		         0 (10,926)
                                          		__________	_______
Net Cash Provided by Operating Activities  	        347,408	 680,753

Cash Flows from Investing Activities:
Capital expenditures                         	       (90,026)	(202,534)
Net Cash Used in Investing Activities	     		 (90,026)   (202,534)
Cash Flows from Financing Activities:
Payments on line of credit                  	       (157,428) (573,171)
Payments on Term notes payable              	         (6,250)	(42,876)
Payments on Installment notes payable			   (2,999)	   (633)
Payments on shareholder notes		         	  	        -	(25,000)                                         			___________	__________
Net Cash (Used) by Financing Activities	       	 (166,677)	(641,680)

Net Increase (Decrease) in Cash                  	    90,705	 163,461
Cash and Cash Equivalents, January 1	        	    76,205	 168,549
                                             		___________	__________
Cash and Cash Equivalents, March 31				$  166,910	$   5,088

See Accompanying Notes to Financial Statements

SUTRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 1999


1.  Basis of Presentation

The accompanying financial statements, which should be read in conjunction with the financial statements of Sutron Corporation ("the Company") included in the 1998 Annual Report filed on Form 10-KSB, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim period. The Company believes that all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation for such periods have been included.

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

                          MANAGEMENT'S DISCUSSION AND ANALYSIS
                                OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS

Results of Operations

Net Revenues.  The Company's revenues for the three months
 ended March 31, 1999 increased 40% to $2,535,190 from $1,809,749 in 1998 due to increased revenues from sales of products and services. The Company carried a larger backlog into 1999 than into the prior year and had record bookings for the first quarter of 1999. Sales of the 8210 datalogger product line were significantly higher than the prior year.

Gross Profit. Gross profit for 1999 increased to $1,006,118 from $701,261 in 1998. Gross margin as a percentage of revenues for 1999 increased to 40% as compared to 39% in 1998. The increase in the Company's gross margin as a percentage of sales is attributed to increased sales volume and to increased sales of standard products which carry higher margins than services.

Selling, General And Administrative. Selling, general and administrative expenses increased to $606,436 in 1999 from $480,951 in 1998, an increase of $125,485. These expenses decreased as a percentage of revenues to 24% in 1999 from 27% in 1998. Both general and administrative expenses and selling expenses increased due to sales and administrative personnel increases.

Research And Development. Research and development expenses increased 12% to $228,378 in 1999 from $202,240 in 1998, an increase of $26,138. The Company has hired three new R&D engineers in the last nine months in an effort to expand its R&D activities and decrease development times.

Interest Expenses. Interest expenses decreased to $11,135 in 1999 from $13,802 in 1998 as a result of the company's reduced borrowings on the line of credit.

The Company's backlog of orders at March 31, 1999 was $3,428,523. The Company anticipates that 90% of its March backlog will be shipped in 1999.

Liquidity and Capital Resources

Cash and cash equivalents increased to $166,910 at March 31, 1999, compared to $76,204 at December 31, 1998.

The ratio of current assets to current liabilities was 2.5 as of March 31, 1999, compared to 2.1 as of December 31, 1998. Working capital increased $39,387 to $2,756,241 at the end of the first quarter of fiscal 1999 compared to $2,716,854 at the end of fiscal 1998.

Management believes internally generated funds and short-term borrowings on our existing credit line will provide adequate resources for supporting operations during the remainder of fiscal 1999.

Impact of the Year 2000 Issue

The Company's current line of products is year 2000 ready. In addition, The Company has made available to its customers year 2000 information Concerning its products, services and support. The Company's suppliers Have been contacted and have informed us that they are compliant. The Company's Information Systems group has reviewed the critical Applications and has identified no significant problems.

The Company has determined its worst case scenario as being the Development of service or product supply difficulities by Business and critical suppliers. There can be no assurance that the Systems or products of other companies on which the Company's Systems rely will be timely converted or that any such failure to Convert by a vendor, customer or another company would not have An adverse effect.

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


                                      			Sutron Corporation
                                			     (Registrant)



May 13, 1999                             Raul S. McQuivey
Date                                  Raul S. McQuviey
                                         Principal Executive Officer

May 13, 1999                             Sidney C. Hooper
Date                                     Sidney C. Hooper
                                         Principal Accounting Officer