Form 10QSB
period 1999-06-30
SUTRON CORP
filed 1999-08-16
CIK 728331

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

FORM 10 QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended	                  June 30, 1999

Commission file number   0-12227

                        Sutron Corporation
(Exact name of registrant as specified in its charter.)

        	Virginia				54-1006352
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation organization)

21300 Ridgetop Circle, Sterling Virginia     	20166
(Address of principal executive offices)       	(Zip  Code)

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

   Common Stock, $.01 Par Value - 4,298,351 shares of as of June 30, 1999.

                     PART I. - FINANCIAL INFORMATION

                                                                                                  SUTRON CORPORATION
                                                                                                       BALANCE SHEETS
                                                                                                               (Unaudited)
                                    		June 30,     	December 31,
                                         	 	1999	         	1998
                                       		___________     ___________
Assets
Current Assets:
 Cash                                 		   $85,254		$76,204
 Accounts receivables       			        1,662,678		1,761,262
 Cost and estimated earnings in excess
    of billings						    612,785		1,136,910
 Inventory	                            		  2,499,736		1,828,240
 Other	                                        247,489		368,870
                                       					___________     ___________
Total Current Asset	                    	  5,107,942		5,171,486

 Property, Plant, and Equipment,
  less accumulated depreciation
  and amortization of $1,288,947
  and $1,241,053						     613,563	536,111

Deposits and Other Assets                 		20,238	36,734
                                       			___________	__________
TOTAL ASSETS                        			 $5,741,743	$5,744,331


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable	                    		     $705,867	$752,286
 Accrued payroll						    	82,126	106,848
 Accrued expenses                        			475,368	732,655
 Accrued income taxes					   	 123,525	-
 Contract billings on contracts in progress in
  excess of costs and estimated earnings			     -	117,192
 Estimated losses on uncompleted contracts 		 11,673	11,673
 Line of credit			 		            587,215	650,571
Shareholder loans payable	             		      -	55,000
Current maturities of long-term notes			 25,000	28,410
									_______ 	______
Total Current Liabilities                		    2,010,773	2,454,635

Long-term liabilities:
 Long-term notes payable                       		 62,500	75,000
									_________	__________
	Total liabilities						2,073,272	2,529,635

Stockholders' Equity:
 Common stock, $.01 par value,				    42,984	42,984 Additional paid in capital	             		 2,316,236	2,316,236
 Retained Earnings                  	 		 1,309,250	855,476                                       			___________	___________
Total Stockholders' Equity                		 3,668,470	3,214,696

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    			$5,741,743  $5,744,331

See Accompanying Notes to Financial Statements

                             SUTRON CORPORTION
                          STATEMENTS OF OPERATIONS
                               (Unaudited)
			       Three Months Ended
                                             			June 30,
                                          		  1999	     1998
                                        			___________	___________
Revenues                              		 $  3,058,634	  2,084,978

Cost of Goods Sold			      	    1,667,260        1,338,971
                                    		    _________	__________
Gross Profit                              	    1,391,374	    746,007

Research and Development Expenses	       		241,991         250,136

Selling, General, and
 Administrative Expenses                  	      609,568       508,626
                                         	___________	___________
Income (Loss) from Operations		          		539,815	     (12,755)
Other Income                               		      -	     193,946

Interest Expense                            		  9,028	       14,887

Income (Loss) before Provision  			  ____________ ___________
 for Income Taxes			       			 530,787          166,304

Provisions for Income Taxes		        		 184,000	     (245,595)
                                 			   ____________  ___________
Net Income (Loss)                      		$       346,787	$     411,899
Net Income (Loss) per Common Share	                   $    .08	$        $.10

Weighted Average Number
 of Common Shares                        		       4,298,351      4,225,851

See Accompanying Notes to Financial Statements

                             SUTRON CORPORTION
                          STATEMENTS OF OPERATIONS
                               (Unaudited)
                                  			       Six Months Ended
                                             			June 30,
                                          		     1999	     1998
                                        			___________	___________
Revenues                              		 $	 5,593,824	$3,894,727

Cost of Goods Sold			    			3,196,332	  2,447,459
                                    			___________	__________
Gross Profit                              		2,397,492	  1,447,268

Research and Development Expenses	        		  470,413	    452,376

Selling, General, and
 Administrative Expenses                  	       1,215,960    989,577
                                       			___________	___________
Income from Operations			                     711,119	    5,315

Other Income                             			      7,682	    186,727

Interest Expense                            		      20,163	28,689

Income before Provision  					____________ ___________
 for Income Taxes			           			     683,274    163,353

Provisions for Income Taxes		          	          229,500    (256,345)
                                 			      ____________ ___________
Net Income	                      				$   453,774	$   419,698

Net Income (Loss) per Common Share	              		 $.11	       $.10

Weighted Average Number
 of Common Shares			     				   4,298,351   4,225,851

See Accompanying Notes to Financial Statements

                                                         SUTRON CORPORTION
                                                       STATEMENTS OF CASH FLOWS
                                                                              (Unaudited)
                                        			Six Months Ended
                                                		June 30,
                                             		1999    	   1998
                                           		___________  __________
Cash Flows from Operating Activities:
  Net income (loss)                       		$453,774	$ 419,698

  Depreciation and amortization                	        53,988	   50,089
Gain on increase of land investment	  			       -	 (206,106)
(Increase) Decrease in:
    Accounts receivables                      	       37,894	595,763
    Costs and estimated earnings in
      excess of contract billings             	       584,816	266,413
    Inventory                            			 (671,495)	(257,567)
    Other assets            		           	        131,781     (65,313)
Increase (Decrease) in:
    Accounts payable                          	       (46,420)	(77,397)
    	Accrued expenses			          		 (399,200)	(32,678)                         Accrued income taxes			       	   123,525	     -
    Estimated losses on uncompleted
     contracts                                 		         0 (19,282)
                                          		__________	_______
Net Cash Provided by Operating Activities  	        268,663	355,884

Cash Flows from Investing Activities:
Capital expenditures                         	       (125,347)	(336,526)
Net Cash Used in Investing Activities	     		 (125,347)   (336,526)
Cash Flows from Financing Activities:
Payments on line of credit                  	       (63,357) (573,171)
Payments on Term notes payable              	       (12,500)	(42,876)
Payments on Installment notes payable			  (3,410)	   (633)
Payments on shareholder notes		         	  	 (55,000)	(25,000)                                         			___________	__________
Net Cash (Used) by Financing Activities	       	 (134,267)	(641,680)

Net Increase (Decrease) in Cash                  	     9,049	 163,461
Cash and Cash Equivalents, January 1	        	    76,205	 168,549
                                             		___________	__________
Cash and Cash Equivalents, June 30				$   85,254	$   5,088

See Accompanying Notes to Financial Statements

SUTRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 1999


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

                          MANAGEMENT'S DISCUSSION AND ANALYSIS
                                OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS

Results of Operations

Results of Operations

Second Quarter 1999 Compared to 1998

Net Revenues. Sutron Corporation revenues for the fiscal quarters ended June 30, 1999 and June 30, 1998 were
$3,058,634 and $2,084,978, respectively (an increase of 47%).
The Company had strong bookings for the 8210 Data
Recorder with a GOES Satellite Transmitter.

Gross Profit. The Company's gross profit for the quarter ended June 30, 1999 increased 87% to $1,391,374 from $746,007 for June 30, 1998. Gross profit as a percentage of sales increased to 45.5% from 35.8%. Gross profits increased in 1999 due to strong sales of the 8210 Data Recorder with a GOES Satellite Transmitter and to reduced manufacturing costs of the 8210's. The prior year's margins were hurt by increased indirect labor and expenses relating to the opening of a new customer support facility in Boise, Idaho and lower sales volume.

Selling, General And Administrative. Selling, general and administrative costs increased $100,942 to $609,568 for the quarter ended June 30, 1999 from $508,626 for 1998. The increase is due to increased sales and marketing expenses by the Integrated Services
Division, the addition of a network supervisor and increased
General and administrative expenses.

Research And Development. Research and development expenses decreased 3% to $241,991 in the quarter ended June 30,
 1999 from $250,136 in the quarter ended June 30, 1998.  The
Company reduced its use of subcontractors in 1999 as compared to the prior year and added three new engineers who were not on staff during the first half of 1998.

In 1998, the Company sold its 4.2 acre lot in the Loudoun
Tech Center for $700,000.  The land was  originally purchased for $1,219,792 in October 1986. An additional $80,518 was spent on architectural drawings. The loss of approximately $600,000 on the sale resulted in a deferred tax benefit of $230,000 as of June 30, 1998 which tax benefit reduced income tax expenses. At June 30, 1998 the Company wrote the land up from its book value of $493,000 resulting in a gain of $206,106.

Six months ended June 30, 1999 Compared to 1998

Revenues.  The Company's revenues for the six months ended
 June 30, 1999 increased 44% to $5,593,824 from revenues of $3,894,727 in 1998 due to increased sales of the 8210 Data Recorder/Transmitter product line. The US
Geological Survey placed two orders totaling $1,912,000 for the 8210 Data Recorder with a GOES transmitter during the first six months. The 8210's are to replace older units which are being retired by the US Geological
Survey.

Gross Profit.  Gross profit for 1999 increased to $2,397,492 from $1,447,268 in 1998. Gross margin as a percentage of revenues for 1999 increased to 42.9% as compared to 37.2% in 1998. The increase in the Company's gross margin as a percentage of sales is attributed to the increased sales volume of $1,699,097 and to reduced manufacturing costs of the 8210's.

Selling, General and Administrative. Selling, general and administrative expenses increased to $1,215,960 in 1999 from $989,577 in 1998, an increase of $226,383 due to increased sales and marketing activities by the Integrated Services Division, the addition of a network supervisor and increased general and administrative expenses.

Research and Development.  Research and development
 expenses increased 4% to $470,413 in 1999 from $452,376 in 1998, an increase of $18,037. The Company reduced its use of subcontractors in 1999 as compared to the prior year and added three new engineers who were not on staff during the first half of 1998.

Other Income.  A joint venture between Sutron and Virginia
Energy Services was started on February 27, 1998 to sell remote monitoring systems of backup power generators.
Due to slow sales, Sutron bought out Virginia Energy Services as of December 31, 1998 for approximately $4,500. Expenses relating to the joint venture were $7,682 in 1999 and $19,379 in 1998.

In 1998, The Company sold its 4.2 acre lot in the Loudoun Tech
Center for $700,000. The land was originally purchased for $1,219,792 in October 1986. An additional
$80,518 was spent on architectural drawings. The loss of approximately $600,000 on the sale resulted in a deferred tax benefit of $230,000 as of June 30, 1998 which tax benefit reduced income tax expenses. At June 30, 1998 the Company wrote the land up from its book value of $493,000 resulting in a gain of $206,106.

Backlog. The Company's backlog of orders at June 30, 1999 was approximately $3,448,000. The Company anticipates that 90% of its June backlog will be shipped in 1999.

Liquidity and Capital Resources

Cash and cash equivalents increased to $85,254 at June 30, 1999, compared to $76,204 at December 31, 1998.

The ratio of current assets to current liabilities was 2.5 as of June 30, 1999, compared to 2.1 as of December 31, 1998. Working capital increased $380,316 to $3,097,170 at the end of the second quarter of fiscal 1999 compared to $2,716,854 at the end of fiscal 1998.

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

The Company has determined its worst case scenario as being the Development of service or product supply difficulties by business and critical suppliers. There can be no assurance that the Systems or products of other companies on which the Company's Systems rely will be timely converted or that any such failure to Convert by a vendor, customer or another company would not have An adverse effect.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

	On May 7, 1999, an Annual Meeting of Shareholders of Sutron Corporation was held. Directors elected at the meeting were Raul S. McQuivey, Thomas N. Keefer,
Daniel W. Farrell, Glenn A. Conover and Ronald C. Dodson.
  Thompson, Greenspon & Co., P.C. were appointed as independent accountants for 1999. The election of directors and the appointment of the independent accountants were the only matters voted upon at the meeting. The number of shares eligible to vote at the meeting were 4,298,351. The results of the voting on these three matters are shown below.


1.	Election of Directors

	Name			Votes For	Votes Against	Votes Withheld
	Raul S. McQuivey	3,882,053	--			8,130
	Thomas N. Keefer	3,882,053	--			8,130
	Daniel W. Farrell	3,882,053	--			8,130
	Glenn A. Conover	3,882,053	--			8,130
	Ronald C. Dodson	3,882,053	--			8,130


2.  Appointment of Thompson, Greenspon & Co., P.C.
as Independent Accountants.

For		Against		Abstain
3,880,734	9,049			400


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


                                      			Sutron Corporation
                                			     (Registrant)



August 16, 1999                             Raul S. McQuivey
Date                                  Raul S. McQuviey
                                         Principal Executive Officer

August 16, 1999                             Sidney C. Hooper
Date                                     Sidney C. Hooper
                                         Principal Accounting Officer