Form 10QSB
period 1999-09-30
SUTRON CORP
filed 1999-11-15
CIK 728331

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

FORM 10 QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended	September 30, 1999

Commission file number   0-12227

                        Sutron Corporation
(Exact name of registrant as specified in its charter.)

        	Virginia			              54-1006352
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation organization)

21300 Ridgetop Circle, Sterling Virginia         20166
(Address of principal executive offices)       	(Zip  Code)

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

   Common Stock, $.01 Par Value - 4,298,351 shares of as of November 15, 1999.

                     PART I. - FINANCIAL INFORMATION
SUTRON CORPORATION
                                                                                                       BALANCE SHEETS
                                                                                                               (Unaudited)
							September 30,   December 31,
                                         	     1999	     	1998
                                  		___________     ___________
Assets
Current Assets:
 Cash                               	    $505,758	$76,204
 Accounts receivables       		        1,554,624		1,761,262
 Cost and estimated earnings in excess
    of billings					     156,261	1,136,910
 Inventory	                            	   2,521,997	1,828,240
 Other	                                   64,512 	368,870
                                       	___________     ___________
Total Current Asset	                    4,803,152		5,171,486

 Property, Plant, and Equipment,
  less accumulated depreciation
  and amortization of $1,312,893
  and $1,241,053					      679,731	536,111

Deposits and Other Assets                       102,085	36,734
                                       	  ___________	__________
TOTAL ASSETS                        	  $5,584,968	$5,744,331


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable	                    		$   686,780	  $752,286
 Accrued payroll					 	    182,006	   106,848
 Accrued expenses                        		    602,411	   732,655
 Accrued income taxes					     26,840	    -
 Contract billings on contracts in progress in
  excess of costs and estimated earnings		          -    117,192
 Estimated losses on
  uncompleted contracts                       	     11,673	     11,673
 Line of credit		                                  -     650,571
Shareholder loans payable	             	          - 	55,000
Current maturities of long-term notes			25,000	28,410
  						            	_________	__________

Total Current Liabilities                		     1,534,710	2,454,635
Long-term liabilities:
 Long-term notes payable                       		 56,250	75,000
						            	_________	__________
	Total liabilities					      1,590,960	2,529,635

Stockholders' Equity:
 Common stock, $.01 par value,				    42,984	42,984
 Additional paid in capital	             		 2,316,236	2,316,236
 Retained Earnings                  	 		 1,634,788	855,476

  ___________	___________
Total Stockholders' Equity                		 3,668,470	3,214,696

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    			$5,584,968  $5,744,331

See Accompanying Notes to Financial Statements

                          					   SUTRON CORPORTION
                         					 STATEMENTS OF OPERATIONS
                              					 (Unaudited)
                                  			          Three Months Ended
                                             			September 30,
					                          1999	     1998
                                        			___________	  ___________
Revenues                              		     $  3,133,389   $ 2,508,093

Cost of Goods Sold			                    1,716,634	     1,484,976	                                   			___________	    __________
Gross Profit                              	        1,416,755	     1,023,117
Research and Development Expenses	                      357,108	      221,036

Selling, General, and
 Administrative Expenses                  	        534,632	       483,996
                                       			___________	   ___________
Income (Loss) from Operations		                    525,015	      318,085
Other Expense                               	              -	       14,121

Interest Expense                            		  13,477	      13,268

Income (Loss) before Provision  		         ____________	   ___________
 for Income Taxes			                          511,538	       290,696

Provisions for Income Taxes		                    186,000	    95,550
                                           ____________	   ___________
Net Income (Loss)                      		   $    325,538	  $    195,146

Net Income (Loss) per Common Share	                       $.08	         $.05
Weighted Average Number
 of Common Shares                      	  	       4,298,351	   4,224,384

See Accompanying Notes to Financial Statements

                             						SUTRON CORPORTION
                          					STATEMENTS OF OPERATIONS
                              					 (Unaudited)
                                  			         Nine Months Ended
                                             			September 30,
                                          		1999	          1998
                                        		___________	       ___________
Revenues                              		 $ 8,727,213	$  6,402,820

Cost of Goods Sold			                4,913,045	    3,932,435                                    		  						 ___________	  __________
Gross Profit                              	    3,814,168	   2,470,385
Research and Development Expenses	                  827,605	     673,412

Selling, General, and
 Administrative Expenses                  	    1,750,429	    1,473,573
                                       		   ___________	 ___________
Income (Loss) from Operations				     1,236,134	    323,400

Other Income (Expense)                        		  (7,804)	     172,606
Interest Expense                            		  33,518	      41,957

Income (Loss) before Provision  		        ____________	 ___________
 for Income Taxes			                       1,194,812	     454,049

Provisions for Income Taxes		                   415,500	    (160,795)
                                 			 ____________	 ___________
Net Income (Loss)                      		$     779,312	$     614,844

Net Income (Loss) per Common Share	                      $.18	        $.15

Weighted Average Number
 of Common Shares          		                 4,298,351       4,225,356

See Accompanying Notes to Financial Statements

                                                            SUTRON CORPORTION
                                                       STATEMENTS OF CASH FLOWS
                                                                              (Unaudited)
                                        						       								           Nine Months Ended
                                                														       September 30,
                             					   1999	      1998
                 							___________    ___________
Cash Flows from Operating Activities:
  Net income (loss)						$    779,312   $614,844
  Noncash items included in net income (loss):
    Depreciation and amortization			    		80,983	75,134
 (Gain) Loss on sale of assets			         	           -   (206,106)
    (Increase) Decrease in:
      Accounts receivables				            206,638	689,909
      	Costs and estimated earnings in
	excess of contract billings					980,649	13,337
      Inventory							     (693,757)   (416,064)
     	Prepaid items and other				            229,861   (347,849)

    Increase (Decrease) in:
      Accounts payable						     (65,507)     71,964           Accrued expenses					   	    	    (172,277)	(3,697)
      Accrued income taxes					      26,840    (110,359)
Estimated losses on uncompleted contracts		                 -     (21,909)
Net Cash Provided (Used) by Operating Activities         1,372,742	359,203
Cash Flows from Investing Activities:
     Purchase of property and equipment			    (215,440)    (411,715)
Net Cash Used in Investing Activities			    (215,440)    (411,715)
Cash Flows from Financing Activities:
  Payments on line of credit					    (650,588)    (448,482)
  Payments on installment loans						(3,410)	(2,544)
  Payments on stockholder loans				     	     (55,000)	(25,000)
  Payments on term notes payable				     (18,750)    (271,939)
     Payment for Treasury Stock					           -	(6,980)
  Proceeds from sale of land					           -	699,226
Net Cash (Used) Provided by Financing Activities	     (727,748) 	(55,719)

Net Increase (Decrease) in Cash and Cash Equivalents	       429,554   (108,231)
Cash and Cash Equivalents, January 1				  76,204	168,549
Cash and Cash Equivalents, September 30				$505,758	$60,318

See Accompanying Notes to Financial Statements

SUTRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 1999


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

                          MANAGEMENT'S DISCUSSION AND ANALYSIS
                                OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS

Results of Operations

Third Quarter 1999 Compared to 1998

Net Revenues. Sutron Corporation revenues for the fiscal quarters ended September 30, 1999 and September 30, 1998 were $3,133,389 and $2,508,093, respectively (an increase of 24%). Sales of the 8210 Data Recorder/Transmitter are the primary reason for the increase.

Gross Profit.  The Company's gross profit for the quarter
 ended September 30, 1999 increased 87% to $1,716,634 from $1,023,117 for September 30, 1998. Gross profit as a percentage of sales increased to 45.2% from 40.8%.
 Gross profits increased in 1999 due to strong sales of the 8210 Data Recorder/GOES Satellite
Transmitter and to reduced manufacturing costs of the 8210's.

Selling, General And Administrative.  Selling, general
And  administrative costs increased $50,636 to $534,632
for the quarter ended September 30, 1999 from $483,996 for 1998. The increase is due to increased sales and marketing expenses by the Integrated Services
Division, the addition of a network supervisor and increased General and administrative expenses.

Research And Development. Research and development expenses increased 61% to $357,108 in the quarter ended September 30, 1999 from $221,036 in the quarter ended September 30, 1998. The Company incurred higher engineering Expenses due to the addition of new engineers who were not on staff during the third quarter of 1998 and increased applications and software development projects.

Nine months ended September 30, 1999 Compared to 1998

Revenues.  The Company's revenues for the nine months ended
 September 30, 1999 increased 36% to $8,727,213 from revenues of $6,402,820 in 1998 due to increased sales of the 8210 Data Recorder/Transmitter product line. The US
Geological Survey placed two orders totaling $1,912,000 for the 8210 Data Recorder/GOES Transmitter during the first six months. The 8210's are to replace older units which are being retired by the US Geological
Survey.

Gross Profit.  Gross profit for 1999 increased to $3,814,167 from $2,470,422 in 1998. Gross margin as a percentage of revenues for 1999 increased to 43.7% as compared to 38.6% in 1998. The increase in the Company's gross margin as a percentage of sales is attributed to the increased sales volume and to reduced manufacturing costs of the 8210's.

Selling, General and Administrative. Selling, general and administrative expenses increased to $1,750,429 in 1999 from $1,473,573 in 1998, an increase of $276,856 due to increased sales and marketing activities by the Integrated Services Division, the addition of a network supervisor and increased general and administrative expenses.

Research and Development.  Research and development
 expenses increased 22% to $827,605 in 1999 from $673,412 in 1998, an increase of $154,193. The Company reduced its use of subcontractors in 1999 as compared to the prior year, added additional engineers and support staff and increased application and software development projects during the nine months ended September 30, 1999.

Other Income.  A joint venture between Sutron and Virginia
Energy Services was started on February 27, 1998 to sell remote monitoring systems of backup power generators.
Due to slow sales, Sutron bought out Virginia Energy Services as of December 31, 1998 for approximately $4,500. Expenses relating to the joint venture were $7,682 in 1999 and $33,500 in 1998.

In 1998, The Company sold its 4.2 acre lot in the Loudoun Tech Center for $700,000. The land was originally purchased for $1,219,792 in October 1986. An additional $80,518 was spent on architectural drawings. The loss of approximately $600,000 on the sale resulted in a deferred tax benefit of $230,000 as of June 30, 1998 which reduced income tax expenses. At June 30, 1998 the Company wrote the land up from its book value of $493,000 resulting in a gain of $206,106.

Backlog. The Company's backlog of orders at September 30, 1999 was approximately $2,620,000. The Company anticipates that 85% of its backlog will be shipped in 1999.

Liquidity and Capital Resources

Cash and cash equivalents increased to $505,758 at September 30, 1999, compared to $76,204 at December 31, 1998.

The ratio of current assets to current liabilities was 3.1 as of September 30, 1999, compared to 2.1 as of December 31, 1998. Working capital increased $551,591 to $3,268,442 at the end of the third quarter of fiscal 1999 compared to $2,716,854 at the end of fiscal 1998.

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


                                      			Sutron Corporation
                                			     (Registrant)



November 15, 1999                        By /s/ Raul S. McQuivey
Date                                     Raul S. McQuivey
                                         Principal Executive Officer

November 15, 1999                        By /s/  Sidney C. Hooper
Date                                     Sidney C. Hooper
                                         Treasurer and Principal
						     Accounting Officer