Form 10KSB
period 1998-12-31
SUTRON CORP
filed 2000-03-21
CIK 728331

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

FORM 10 KSB


Annual Report Pursuant To Section 13 Or 15(D)
Of The Securities Exchange Act Of 1934

For the fiscal year ended: December 31, 1998

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year were $9,887,578.

The aggregate market value of the voting stock held by non-affiliates as of March 24, 1999 was approximately $2,084,625 based on the average bid and asked prices of such stock.

The number of shares outstanding of the issuer's
Common Stock, $.01 par value, as of March 24, 1999 was 4,298,351.


Documents Incorporated by Reference
Portions of the registrant's definitive proxy statement dated April 6, 1999 are incorporated in Part III as set forth herein.

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

The Company received an ISO 9001 certification on March 12, 1999.
The Company's principal products are described below.

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

AccuBubble Self-Contained Bubbler

The AccuBubble Self-Contained Bubbler is a mercury-free and nitrogen-free bubbler apparatus designed for low maintenance water level measuring. Using the Sutron Accubar Pressure Sensor as the control and sensing element makes the AccuBubble a very stable and highly accurate water level measuring device.
The AccuBubble uses power conservation techniques to minimize current consumption. The bubbler purges the orifice line prior to each measurement. This eliminates the need for a constant bubble rate, which has been known to consume excessive power. In addition, the purging sequence prevents debris build up in the orifice line.
The AccuBubble uses an oil-less, non-lubricated piston and cylinder compressor. This type of compressor is designed to give consistent air delivery without the use of a diaphragm which can rupture over time. The AccuBubble uses the SDI-12 communications protocol as the control interface. This allows the unit to be configured by any data loggers supporting the SDI-12 standard.

Services

The company provides system integration services which include the sale of Sutron's real-time database software (PC
Base II), the design and development of customer-specific hardware configurations and software applications, and long-term software support for PC Base II users. This capability allows the Company to provide turnkey hydrological and meteorological systems to a variety of users.

Distribution Methods of Products and Services

The Company's products and services are currently sold in the United States by the Company's direct sales force. As of December 31, 1998, the Company employed eight salaried sales and marketing personnel, including four engaged directly in field sales activities, and four in various other marketing and sales support functions. Internationally, the Company utilizes sales agents to sell its products and services.

Customers

During 1998, approximately 50% of the Company's products and services were sold to the Federal Government. Revenues in 1998 among the various agencies were as follows: U.S. Army Corps of Engineers, 9%; Department of Defense, 3%; Department of the Interior, 35%; and various other agencies of the federal government, 3%. The revenues from the Corps of Engineers were spread among some ten
(10) separate Districts, and the revenues from the Department of the Interior among two (2) agencies, the U.S. Geological Survey and the Bureau of Reclamation.

The Company also performed on various contracts of foreign origin. Total revenues from foreign customers amounted to approximately 29% of total revenues in 1998, 14% in 1997 and 35% of total revenues in 1996. Sutron actively markets its products and services internationally.

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

Research and Development

During the three years ended December 31, 1998, 1997, and 1996, Sutron's internally funded research and development costs were
 $937,991, $805,027 and $547,617 respectively. In 1998 the Company developed the AccuBubble, a water level monitoring instrument and the EDACS certified 8210 which allows the 8210 to transmit over Ericsson trunked radio systems used primarily by municipalities and hydropower companies.

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

Backlog

The Company's backlog at December 31, 1998 was $2,606,785
as compared with $1,828,942 at December 31, 1997 and $3,733,466 at December 31, 1996. The Company anticipates that 90% of its 1998 year-end backlog will be shipped in 1999.

Employees

The Company had a total of 64 employees as of December 31, 1998 of which 62 were full time.

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

In October, 1986, the Company purchased a 4.2-acre building site in Sterling, Virginia and commissioned an architectural firm to design a new facility. This site is located in the technology park where the Company currently leases space. In an effort to reduce the debt of the Company and the associated interest expenses, the Company sold this property in July 1998 for $700,000.

The Company believes that its facility is adequate for its present needs and that its properties are in good condition, well maintained and adequately insured.

Item 3.  Legal Proceedings

The Company is not a party to any pending legal proceeding nor is its property the subject of a pending legal proceeding.

Item 4.  Submission of Matters To A Vote of Security Holders

No matter was submitted during the fourth quarter of 1998 to a vote of the Company's security holders, either through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for Common Equity and Related Stockholder
Matters

(a)  Market Information

The common stock of Sutron Corporation is quoted over the counter through the NASD Bulletin Board supplied by the National Association of Securities Dealers, Inc. under the symbol STRN, and through the Pink Sheet Service of the National Quotation Bureau, Inc. The following table shows the high and low bid quotations in 1998 and 1997 by quarter as reported by the National Quotation Bureau, Inc. and the National Association of Securities Dealers, Inc. These quotations represent prices between dealers in securities, do not include retail mark-ups, mark-downs, or commissions and do not necessarily represent actual transactions.

MARKET INFORMATION

			      1998			1997
Quarter		     	HIGH	LOW		HIGH	LOW
First Quarter 		1 31/32 1 9/32	 	1 5/8 1 1/4
Second Quarter		2 3/8 1 7/8		1 7/161 3/16
Third Quarter	 	2 8/32 1 5/16		1 7/8	1 5/16
Fourth Quarter		1 3/4	1 5/16		1 7/8	1 3/8


 (b)  Approximate Number of Equity Shareholders:
Title of Class: Common Stock, $.01 par value
Approximate Number of Record Holders At March 24, 1999: 325

 (c)  Dividends:
The Company has never paid a dividend on its common stock and the Board of Directors intends for the foreseeable future to retain all earnings for use in the Company's business.

Item 6.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Fiscal 1998 Compared to Fiscal 1997

Revenues.  The Company's revenues for 1998 decreased
 .5% to $9,887,575 from revenues of $9,940,556 in 1997,
 a decrease of $52,981. Sales to agencies of the federal government and other domestic customers decreased to $7,128,000 from $8,158,000 in 1997, a decrease of
$1,030,000. Decreased sales of the 8200 and 8400
 dataloggers were partially offset by increased sales of the newer 8210 datalogger. In 1998 the Company won two large international projects, a $912,000 project in Chile and a $1,584,000 project in India.
 Revenues from these projects caused
 international revenues to improve to $2,469,000 in 1998 from $1,366,000 in 1997, an increase of $1,103,000.
Revenues from contracts with the Air Force for FMQ-13
wind sensors, spares and repairs decreased to $291,000 in 1998 from $417,000 in 1997, a decrease of $126,000.

The Company's largest customer in each of 1998 and 1997 was the Department of the Interior, which accounted for 35% and 57% of revenues, respectively. Commercial and international revenues represented 50% of revenues in 1998 versus 29% in 1997.  Increased
commercial sales is attributed to two new products, the EDACS certified 8210, which helped the Company increase sales to hydropower companies and the Accububble, which is a new water level monitoring Instrument, and to a new division focused on providing engineering and modeling services for the inspection of bridges.

Gross Profit.  Gross profit for 1998 increased 2.5%
 to $3,679,159 from $3,588,169 in 1997.  Gross margin
as a percentage of revenues for 1998 increased to 37.2% as compared to 36.1% in 1997. Cost overruns totaling
 $220,000 on the SIMEPAR Brazil and McClellan contracts hurt margins in 1997. Gross margins improved in 1998 but not significantly as product sales carrying higher margins decreased approximately $606,000 and were offset by increased sales of services and non-standard products.

Selling, General and Administrative. Selling, general and administrative expenses increased 10.5% to $2,102,954 in 1998 from $1,902,746 in 1997. Selling, general and administrative expenses as a percentage of revenues increased to 21.2% in 1998 from 19.1% in 1997 due to increased selling expenses by the Integrated Services
Division and the addition of a network admininstrator.

Research and Development. Research and development expenses increased 16.5% to $937,991 in 1998 from $805,027 in 1997, an increase of $132,964. Research and development expenses as a percentage of revenues increased to 9.5%
in 1998 from 8.1% in 1997. In 1998 the Company developed
 the AccuBubble, a water level monitoring instrument and the EDACS certified 8210 which allows the 8210 to transmit over Ericsson trunked radio systems used primarily by municipalities and hydropower companies.

Other Income. In 1998 the Company sold its 4.2 acre lot
 of land which was originally valued at $1,300,000 for $700,000. Losses of approximately $806,000 had been recognized in prior years resulting in a gain on the sale of $206,000. This gain was offset by a loss of $42,211 on an investment in GenCom, a joint venture between Sutron and Virginia Energy Services.

Net Interest Expense.  Interest expenses for
1998 decreased to $51,256 from $126,731 in 1997, a
decrease of $75,475. The decrease is attributed to the Company's reduction of debt.


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


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Company's cash and cash equivalents were $76,204, a decrease of $92,344 from December 31, 1997. Cash used in operating activities during 1998 was $265,138 as compared to cash generated by operating activities of $733,004 in 1997 primarily due to increased unbilled contract costs and inventory. Cash used in investing activities as of December 31, 1998 was $438,262 due primarily to the purchase and implementation costs of a new enterprise resource planning software system.
 Cash provided from financing activities as of December 31, 1998 was $611,056 as a result of the land sale.

Working capital increased $982,724 to $2,716,851
 at the end 1998 compared to $1,734,127 at the end of fiscal 1997. The ratio of current assets to current liabilities was 2.11 as of December 31, 1998, compared to 1.77 as of December 31, 1997.

The Company has a revolving credit facility of $2,000,000 and a capital equipment credit facility of $400,000, of which $100,000 had been utilized as of December 31, 1998. The terms of the credit facility and capital equipment facility are until July 1, 1999 and are subject to renewals thereafter.

Management believes that internally generated funds, anticipated proceeds from the sale of our land and short-term borrowings on our existing credit line will provide adequate resources for supporting operations during fiscal 1999.




INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Sutron Corporation
Sterling, Virginia


	We have audited the accompanying balance sheets of Sutron
Corporation as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the three years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

	In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sutron Corporationas of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years ended December 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.


Thompson, Greenspon & Co.


Fairfax, Virginia
February 12, 1999

                       PART I. - FINANCIAL INFORMATION
                                  SUTRON CORPORATION
                                    BALANCE SHEETS

					December 31,	December 31,
						1998		 1997
ASSETS
Current assets
Cash and cash equivalents	$   76,204	$   168,548
Accounts receivable		1,761,262	1,804,525
Costs and estimated earnings
in excess of billings on
contracts in progress		1,136,910	402,523
Inventory				1,828,240	1,528,802
Prepaid items and other		368,870	71,670
Total current assets		5,171,486	3,976,068
Property, plant, and equipment
 Furniture and equipment	1,727,986	1,298,789
 Automotive equipment		30,849	30,849
 Leasehold improvements		18,329	9,264
					1,777,164	1,338,902
 Accumulated depreciation
 and amortization			(1,241,053)	(1,154,351)
Net property, plant, and
equipment				536,111	184,551

Investment					-	493,118
Other assets			36,734	38,746
Total Assets			$5,744,331	$4,692,483

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable			$  752,286	$  610,568
Accrued payroll			106,848	80,521
Other accrued expenses		732,655	415,021
Contract billings on contracts
 in progress in excess of
costs and estimated earnings	117,192	169,238
Estimated losses on
 uncompleted contracts		11,673	24,902
Income taxes payable		-	110,359
Line of credit			650,571	573,171
Stockholder loans payable 	55,000	80,000
Current maturities of
long-term notes			28,410	178,161
Total current liabilities	2,454,635	2,241,941
Long-term notes			75,000	100,688
Total liabilities			2,529,635	2,342,629

Stockholders' equity
Common stock, 			42,984	42,259
Additional paid-in capital	2,316,236	2,282,866
Retained Earnings (Deficit)	855,476	24,729
Total stockholders' equity	3,214,696	2,349,854
Total liabilities and
stockholders' equity		$5,744,331	$4,692,483



See Accompanying Notes to Financial Statements

                                SUTRON CORPORTION
                             STATEMENTS OF OPERATIONS
                             		Year Ended December 31,
					1998		1997		1996
Revenue				$9,887,578	$9,940,555	$8,689,068
Cost of sales			6,208,419	6,352,386	5,216,018
Gross profit 			3,679,159	3,588,169	3,473,050
Selling, general and
administrative expenses 	2,102,954	1,902,746	1,850,899
Research and development
expenses				937,991	805,027	547,617
Operating income			638,214	880,396	1,074,534
Other income			163,789	-	-
Interest expense, net		51,256	126,731	162,848
Income before income taxes 	750,747	753,665	911,686
Income taxes			(80,000)	239,592	141,929
Net income 				$830,747	$514,073	$  769,757
Net income per common share	.20		.12		.18
Net Income per diluted share	.20		.11	 	 .18

See Accompanying Notes to Financial Statements

						SUTRON CORPORATION
					STATEMENTS OF STOCKHOLDERS' EQUITY
				YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

				COMMON			PAID-IN	ACCUMULATED
				SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAl
Balance, December
 31, 1995			4,225,851	$42,259	$2,282,866$(1,259,101)$1,066,024
Net income for 1996		-		-		-	769,757	769,757
Balance, December
31, 1996			4,225,851	42,259	2,282,866	(489,344)	1,835,781
Net income for 1997		-		-		-	514,073	514,073
Balance, December
 31, 1997			4,225,851	$42,259	$2,282,866	24,729     2,349,854
Retirement of
treasury shares		(5,000)	(50)		(6,930)		-	(6,980)
Exercise of stock
 options			77,500	775		40,300		-	41,075
Net income for 1998							830,747	830,747
Balances, December
31, 1998			4,298,351	$42,984	$2,316,236	$855,476  $3,214,696

      See Accompanying Notes to Financial Statements

                                    SUTRON CORPORTION
                             STATEMENTS OF CASH FLOWS
                                         Year Ended December 31,
							1998	 	1997	    	1996
Cash flows from operating activities:
Net income						830,747	514,073	769,757
Non-cash items included in net income:
 Depreciation and amortization		86,702	111,795	109,596
 Gain (loss) on sale of equipment, net	(206,882)			6,411
Changes in current assets and
 liabilities:
Accounts receivables				43,263	(609,244)	324,490
Costs and estimated earnings in
excess of billings on contracts
in progress 					(734,387)	240,917	(262,114)
Inventory						(299,438)	606,429	(1,182,860)
Prepaid items and other				(297,200)	(25,189)	10,659
Other assets					2,012		-		-
Accounts payable					141,718	(284,956)	306,514
Accrued expenses					343,961	38,477	203,315
Contract billings in excess of
costs and estimated earnings			(52,046)	6,536		(29,571)
Estimated losses on uncompleted
 Contracts						(13,229)	23,807	(9,798)
Income taxes payable				(110,359)	110,359	-
Net cash provided by operating activities	(265,138)	733,004	246,399

Cash flows from investing activities:
Purchase of property and equipment		(438,262)	(101,156)	(71,913)
Proceeds from sale of investment		700,000	-		-
Net cash used by investing activities	261,738	(101,156)	(71,913)

Cash flows from financing activities:
Proceeds from issuance of common stock	34,095	-		-
Proceeds from line of credit, net		77,400	-		170,000
Proceeds from term notes payable		100,000	-		-
Payments on line of credit, net		-		(331,829)	-
Payments on term notes payable		(271,939)	(194,283)	(300,000)
Payments on installment loans			(3,500)	(16,158)	(5,405)
Payments on stockholder loans			(25,000)	-		(10,000)
Net cash used by financing activities	(88,944)	(542,270)	(145,405)

Net increase (decrease) in cash and
 cash equivalents					(92,344)	89,578	29,081
Cash and cash equivalents, beginning
 of year						168,548	78,970	49,889
Cash and cash equivalents, end of year	76,204	168,548	78,970

See Accompanying Notes to Financial Statements

SUTRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Sutron Corporation ("the Company") was incorporated
 on December 30, 1975 under the General Laws of the Commonwealth of Virginia. The Company designs and manufactures environmental monitoring and control systems for use by government agencies and industry.
The Company's products include sensors, data collection platforms and remote terminal units with telemetry capability and system and application software. Sutron's customers include a diversified base of Federal, state and foreign government agencies, universities, and hydropower companies.

Revenue Recognition
The Company utilizes the accrual method of accounting for both financial statement and tax return reporting purposes. The Company recognizes revenue from product sales upon shipment. Selling, general, and administrative expenses are charged against periodic income as incurred. Revenue from cost-plus-fee contracts is recognized to the extent of costs incurred, plus a proportionate amount of fees earned. Revenue from fixed-price contracts is recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs.
 Revenue from time-and-materials contracts is recognized to the extent of billable rates, times hours delivered, plus materials costs incurred.
Contract costs include allocated indirect costs and general and administrative expenses.
Anticipated losses are recognized as soon as they become known.

Cash and Cash Equivalents
For purposes of the statements of cash flows, cash equivalents include time deposits and all highly liquid debt instruments with original maturities of three months or less.
Interest paid amounted to $59,808 in 1998, $117,438 in 1997, and $160,637 in 1996. Income
taxes paid amounted to $130,627 in 1998, $167,180
 in 1997, and $162,350 in 1996.
Accounts Receivable
The Company has had no material bad debts.  Because
 management considers all accounts to be fully collectible, no provision has been made accounts that may not be collected in future periods.
 Amounts earned on completed contracts and receivables that have not yet been billed, are recorded as unbilled receivables.

Property, Plant and Equipment
Equipment is recorded at cost and depreciated over
 estimated useful lives ranging from 3 to 7 years using the straight-line method for financial statement purposes and the straight-line and accelerated methods for income tax purposes.
Expenditures for maintenance, repairs, and improvements
 which do not materially extend the useful lives of the assets are charged to earnings. When items of property, plant, and equipment are disposed of, the cost of the asset and the related accumulated depreciation are removed from the accounts. Any gain or loss resulting from the removal from service is taken into the current period earnings.

Investment
Land held for sale is recorded at lower of cost or net realizable value, based on management's estimate.

Income Taxes
The Company utilizes an asset and liability approach to accounting for income taxes. The objective is to recognize the amount of income taxes payable or refundable in the current year based on the Company's income tax return and the deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.
The assets and liability method accounts for deferred income taxes by applying enacted statutory rates to temporary differences, the difference between financial statement amounts and tax bases of assets and liabilities. The resulting deferred tax liabilities or assets are classified as current or noncurrent based on the classification of the related asset or liability. Deferred income tax liabilities or assets are adjusted to reflect changes in tax laws or rates in the year of enactment.

Financial Instruments
The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and short term notes receivable approximate their carrying amounts in the financial statements.
Based on the borrowing rates currently available to the Company for debt with similar maturity dates and collateral, the estimated fair value of long-term debt is $75,000 at December 31, 1998.

Use of Estimates
The preparation of financial statements in conformity
 with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could vary from the estimates that were used.

Capital
The Company has 12,000,000, $.01 par value, shares authorized. There were 4,298,351 shares issued and outstanding at December 31, 1998 and 4,225,851 issued and outstanding in 1997.
The Company's Board of Directors has authorized the
 repurchase of up to 100,000 shares of its common stock in open market transactions. As of December 31, 1998 5,000 shares have been repurchased.

Earnings Per Share
The Company has adopted Statement of Financial
Accounting Standards ("SFAS") No. 128 which establishes
 standards for computing and presenting earnings per share (EPS) for entities with publicly held common stock. The standard requires presentation of two categories of earnings per share, basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number
 of common shares outstanding for the year.  Diluted
EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Contracts to issue common stock which are anti dilutive in nature are not included in the earnings per share calculations.


	     	1998       		1997 		     	1996
		  	Per-Share 		Per-Share 		Per-Share
	 Income   Shares  Amount  Income 	Shares	Amount   Income  Shares   Amount
Basic EPS
Income available
to common
stockholders	$830,747	4,234,741 $.20  $514,073 4,225,851  $.12 $769,757 4,225,851 $.18

Effect of Dilutive
Securities
Stock options
Unexercised	         -    1,431	         -      121,013		    -   	 130,568

Dilutive EPS
Income available
to common
stockholders
plus assumed
conversions	$830,747	4,236,172 $.20  $514,073 4,346,864  $.11 $769,757 4,356,419 $.18



2. CONTRACTS IN PROGRESS
Information with respect to contracts in progress at December 31, is as follows:

								1998		1997
Direct and indirect costs, including overhead	$2,452,822	$2,803,879
Earnings (loss)					   	  317,626	 (123,978)
Totals							$2,770,448	$2,697,901

Billings							$1,645,211	$2,320,280
Costs and estimated earnings in excess of
billings							1,136,910	402,523
Estimated losses on contracts in process		  (11,673)	 (24,902)
Totals							$2,770,448	$2,697,901


3. INVENTORY
Inventory consists of the following at December 31:

1998 	1997
Electronic components				$    691,921	$    748,200
Work in process						787,137	      525,353
Finished goods					     349,182	      255,249
Totals						$1,828,240		$   1,528,802


Inventory is stated at the lower of cost or market.
  Electronic components costs are based on the weighted average method. Work in process and finished goods costs consist of materials, labor and overhead and are recorded at a standard cost.

4. ACCUMULATED DEPRECIATION AND AMORTIZATION
Accumulated depreciation and amortization at
December 31, is as follows:

			      	1998    	      1997
Furniture and equipment		$1,209,132	$1,133,356
Automotive equipment		21,750	12,617
Leasehold improvements     	10,171	  8,378
Totals				$1,241,053	$1,154,351

5. INVESTMENT
Land, including related improvements and architectural fees, was originally acquired as a future plant site. In July, 1998, the Company sold the property for $700,000. The resulting gain of $206,106 is included in other income.

6. LINE OF CREDIT
The Company signed a loan and security agreement dated June 5, 1997 with its bank, which extends the Company a revolving line of credit. The maximum amount of borrowing under the line is not to exceed the lesser of $2,000,000 or the Company's borrowing base as determined by the bank.
Interest on the unpaid balance is payable monthly at prime plus one half percent. The maturity date of the line is July 1, 1999, and the outstanding balance at December 31, 1998, amounted to $650,571 and was $573,171 at December 31, 1997.

7. TERM NOTE PAYABLE
The Company repaid the original loan and security agreement during 1998 with the proceeds from the sale of the land investment. The Company borrowed an additional $100,000 in December, 1998. The note calls for monthly payments of principal of $2,083 and accrued interest. The interest rate is 8.35 percent and matures in December, 2002.
  Additionally, the note agreement contains certain financial covenants. The above referenced line of credit and term note payable are secured by substantially all assets of the Company.
Principal maturities for all indebtedness
 described in Notes 6 and 7 are as follows at December 31:

Year ending December 31:
1999					$675,571
2000					25,000
2001					25,000
2002	    				25,000
	                Total	$750,571

8.	STOCKHOLDER LOANS PAYABLE
At December 31, 1998, the Company had a promissory
 note totaling $55,000 payable on demand to one officer of the Company. The promissory note is expected to be repaid in 1999 with interest at
 10.75 percent.

9.	LEASE OBLIGATIONS
The Company signed a 5 year option under the current lease for its headquarters and production facilities. The operating lease calls for monthly rent of $12,975 including $3,100 estimated as the Company's pro rata share of operating expenses and annual rent increases of 3 percent.
 Rent expense amounted to $160,000 for 1998, $152,000 for 1997, and $144,000 for 1996.
The Company entered into a lease agreement for
 office space and a repair facility in Boise, Idaho.
  The three year lease, expiring in November, 2001, calls for monthly payments of $1,250 and annual rent increases of four percent.

The following is a schedule, by years, of future minimum payments due:

	Year ending December 31:
	   1999		$175,400
	   2000		180,800
	   2001		186,324
	   2002		175,200
	   2003		 45,125
	   Total		$762,849

10. INCOME TAXES
The income tax (benefit) expense charged to operations for the years ended December 31, were as follows:


	  						 1998   	    1997   	    1996
Current income tax (benefit) expense	$(40,000)	$269,592	$141,929
Deferred tax benefit	  					(40,000)	   (30,000)	           -
Total tax  (benefit) expense			$(80,000)	$239,592	$141,929

Deferred tax assets, are comprised of the following at December 31:

	 						  1998   	    1997   	    1996
Investment					$        -   	$ 307,000	$ 307,000
Estimated losses on contracts			4,000		10,000		-
Accrued vacation and warranty	 	  	88,000	    50,000	    29,000
Gross deferred tax assets			92,000	367,000	336,000
Gross deferred tax liability -
depreciation				  	(22,000)	   (18,000)	   (23,000)
Net							70,000	349,000	313,000
Deferred tax asset valuation
 allowance	       			   	-   		 (319,000)	 (313,000)
Net deferred tax asset				$ 70,000	$   30,000	$      -


A reconciliation between the amount of reported
 income tax expense and the amount computed by multiplying the applicable statutory Federal income tax rate is as follows:


	    					 1998    	   1997    	    1996
Income before income taxes		$  830,747	$753,665	$ 911,686
Applicable statutory tax rate	             34%	     34%	     34%
Computed "expected" Federal tax
expense					   282,500	 256,000	 310,000
Adjustments to Federal income tax
resulting from:
State income tax					-   	 15,000	   18,000
Tax credits					   (43,500)	(37,408)	  (61,071)
Change in valuation allowance	 	  (319,000)	  6,000	  (125,000)
Income tax (benefit) expense		$  (80,000)	$239,592	$ 141,929


11. MAJOR CUSTOMERS
Set forth below are customers, including agencies
of the U.S. Government, from which the Company
received more than 10 percent of total revenue,
for the years ended December 31:
				1998	1997	1996
Department of Interior	35%	57%	39%
International		29%	14%	35%
Commercial			21%	10%	10%

12. STOCK OPTION PLANS
Stock Options
The Company has granted stock options under the 1998 and the 1996 Stock Option Plans to key employees and directors for valuable services to the Company. Under the 1996 Plan a maximum of 260,000 shares may be granted at not less than 100 percent of the fair market value at the grant date. The Company authorized
60,000 shares and granted 5,000 shares under
 the 1998 stock option plan. All options have a ten year term from the date of grant. The following summarizes the option activity under the 1998 and 1996 Stock Option Plans for the last three years:

	                           Number of	Option Price
	                            Shares   	   Per Share
Outstanding, December 31, 1995	117,500	$.53
Grants	                       259,000	1.125
Exercised	                            -    	-
Canceled or expired       	        -    	   -
Outstanding, December 31, 1996	376,500	.53 - 1.125
Grants                              	-   	      -
Exercised                           	-     	-
Canceled or expired	           (15,000)	      -
Outstanding, December 31, 1997	361,500	.53 - 1.125
Grants	                         5,000	1.44
Exercised	                         (77,500)	.53
Canceled or expired	             (25,000)	 .53
Outstanding, December 31, 1998	264,000	$1.125 - 1.44


The vesting period of the remaining options is as follows:

Vested and exercisable	103,600
November 1, 1999		52,800
November 1, 2000		52,800
November 1, 2001		52,800
November 1, 2002		 1,000
November 1, 2003		 1,000
				264,000

The Company adopted the disclosure-only provisions
 of Statement of Financial Accounting Standards
No. 123, Accounting for Stock-Based Compensation
 and will continue to apply Accounting Principles
Board Statement No. 25 and related interpretations in accounting for its employee compensation plans.
 SFAS 123 establishes standards of financial accounting and reporting for stock-based employee compensation plans including stock option plans, stock purchase plans and other arrangements by which employees receive shares of stock or other equity instruments based on the market price of an entity's stock.

If the Company had elected to recognize compensation
 cost for the plan based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts indicated below:


	   			1998   	    1997   	    1996
Net income
As reported			$830,747	$514,073	$769,757
Pro forma			 796,747	 481,534	 737,218
Earnings per share
As reported				.20		.12		.18
Pro forma				.20		.11		.18


The fair value of the options granted in 1998
 amounted to $7,000 and $120,000 in 1996.
Compensation costs under SFAS 123 are recognized
 when the options are vested and exercisable.
The fair value of Sutron Corporation stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black Scholes pricing model with the following assumptions: a risk free interest rate of 6.45 percent, no estimated dividend yield, an expected volatility of 34 percent and an expected holding period of five years.

13. PROFIT SHARING PLAN
The 401 (k) Profit Sharing Plan covers substantially all full time employees. The contributions, if any, to the plan will be determined each year by the
Board of Directors based on profits.  The contribution
 was $147,000 for 1998, $128,000 for 1997, and
$92,660 for 1996.

14. EXPORT SALES
Export sales from the Company's operations were as follow (in thousands):

	         			Year ended December 31,
	  				1998  	 1997  	 1996
Central and South America	$    887	$  534	$1,844
Canada					371	   307	765
Asia					    1,310	   312	321
Australia/New Zealand			57	    25	9
Europe and other			     257	   188	 75
					  $2,882	$1,366	$3,014


15. SEGMENT INFORMATION
The Company adopted SFAS No. 131, Disclosures
About Segments of an Enterprise and Related
Information, in 1998 which changes the way the Company reports information about its segments.
The Company currently reports its results in two divisions, Hydromet Products and Integrated
Systems.  Hydromet Products division produces
Sutron's standard environmental monitoring products
 including dataloggers. The Integrated Systems division produces integrated systems of Sutron products with software, installation, training and special parts.
(In Thousands)


					1998		1997		1996
Revenue
Hydromet Products			$8,141	$8,747	$7,566
Integrated Systems		1,746		1,193		1,123
 Totals				$9,887	$9,940	$8,689

Cost of Goods Sold
Hydromet Products			$4,848	$5,200	$4,401
Integrated Systems		1,360		1,152		   815
 Totals				$6,208	$6,352	$5,216

Gross Margin
Hydromet Products			$3,293	$3,547	$3,165
Integrated Systems		   386	     41	   308
 Totals				$3,679	$3,588	$3,473


Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

	None

PART III

Information required by Item 10 - Executive Compensation, Item 11 - Security Ownership of Certain Beneficial Owners and Management and Item 12 - Certain Relationships and Related Transactions and certain information required by Item 9 - Directors, Executive Officers, Promoters and Control Persons will be contained on pages 2 through 8 of the registrant's definitive proxy statement to be filed on April 6, 1999 and is incorporated herein by reference.

Item 9.  Directors, Executive Officers, Promoters and Control
Persons

Executive Officers

The following tabulation sets forth the names of the executive officers at December 31, 1998, the positions and offices with the Company held by them, the date they first became officers, and their ages at December 31, 1998:

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

	       Sutron Corporation
		(Registrant)

Date:  March 31, 1999
By
/s/ Raul S. McQuivey

			Raul S. McQuviey, President
			and Director (Principal
			Executive and Financial
			Officer)

In accordance with the Securities Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 31, 1999
By
/s/ Raul S. McQuivey

			Raul S. McQuivey,
			President
			 and Director
			(Principal
			Executive and
			Financial
			Officer)

Date: March 31, 1999
By
/s/ Thomas N. Keefer

			Thomas N. Keefer,
			Director

Date: March 31, 1999
By
/s/ Daniel W. Farrell

			Daniel W. Farrell,
			Vice
			President and
			Director

Date: March 31, 1999
By
/s/ Glenn A. Conover

			Glenn A. Conover,
			Vice
			President and
			Director

Date: March 31, 1999
By
/s/ Ronald C. Dodson

			Ronald C. Dodson
			Director

Date: March 31, 1999
By
/s/ Sidney C. Hooper

			Sidney C. Hooper,
			Chief
			Accounting Officer