Form 10KSB
period 1999-12-31
SUTRON CORP
filed 2000-03-29
CIK 728331

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

FORM 10 KSB


Annual Report Pursuant To Section 13 Or 15(D)
Of The Securities Exchange Act Of 1934

For the fiscal year ended: December 31, 1999

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year were $11,405,413.

The aggregate market value of the voting stock held by non-affiliates as of March 24, 2000 was approximately $2,040,000 based on the fair market value of such stock.

The number of shares outstanding of the issuer's
Common Stock, $.01 par value, as of March 24, 2000 was 4,298,351.


Documents Incorporated by Reference
Portions of the registrant's definitive proxy statement dated
April 6, 1999are incorporated in Part III as set forth herein.

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

Distribution Methods of Products and Services

The Company's products and services are currently sold in the United States by the Company's direct sales force. As of December 31, 1999, the Company employed ten salaried sales and marketing personnel, including four engaged directly in field sales activities, and six in various other marketing and sales support functions. Internationally, the Company utilizes sales agents to sell its products and services.

Customers

During 1999, approximately 69% of the Company's products and services were sold to the Federal Government. Revenues in 1999 among the various agencies were as follows: U.S. Army Corps of
 Engineers, 12%;
Department of Defense, 3%; Department of the Interior, 52%; and various other agencies of the federal government, 2%. The revenues from the Corps of Engineers were spread among some ten
(10) separate Districts, and the revenues from the Department of the Interior among two (2) agencies, the U.S. Geological Survey and the Bureau of Reclamation.

The Company also performed on various contracts of foreign origin. Total revenues from foreign customers amounted to approximately 11% of total revenues in 1999, 29% in 1998 and 14% of total revenues in 1997. Sutron actively markets its products and services internationally.

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

Research and Development

During the three years ended December 31, 1999, 1998, and 1997, Sutron's internally funded research and development costs were
 $1,145,070, $937,991and $805,027 respectively. In 1999 the Company released two new products, the DMXpert and
 SmartPond.  The DMXpert fully automates the velocity
 and discharge calculations for streams while adding real-time
quality control procedures.   SmartPond is a remote site
monitoring and control system used to maximize fish production by collecting real-time water quality data.

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

Backlog

The Company's backlog at December 31, 1999 was $2,120,447 as compared with $2,606,785 at December 31, 1998 . The Company anticipates that 90% of its 1999 year-end backlog will be shipped in 2000.

Employees

The Company had a total of 65 employees as of December 31, 1999 of which 64 were full time.

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

The Company opened a customer service facility in Boise,
 Idaho in 1998 and currently leases 2,500 square feet.
The facility is used to repair equipment and to perform assembly operations.

In July, 1999, the Company leased additional space of approximately 7,000 square feet in Sterling, Virginia. Two departments will be relocated to the new space during fiscal year 2000 in order to free up more production and warehouse space at the corporate headquarters.

The Company believes that its facilities are adequate for its present needs and that its properties are in good condition, well maintained and adequately insured.

Item 3.  Legal Proceedings

The Company is not a party to any pending legal proceeding nor is its property the subject of a pending legal proceeding.

Item 4.  Submission of Matters To A Vote of Security Holders

No matter was submitted during the fourth quarter of 1999 to a vote of the Company's security holders, either through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for Common Equity and Related Stockholder
Matters

(a)  Market Information

The common stock of Sutron Corporation is quoted over the counter through the NASD Bulletin Board supplied by the National Association of Securities Dealers, Inc. under the symbol STRN, and through the Pink Sheet Service of the National Quotation Bureau, Inc. The following table shows the high and low bid quotations in 1999 and 1998 by quarter as reported by the National Quotation Bureau, Inc. and the National Association of Securities Dealers, Inc. These quotations represent prices between dealers in securities, do not include retail mark-ups, mark-downs, or commissions and do not necessarily represent actual transactions.

MARKET INFORMATION

					1999			1998
				HIGH		LOW		HIGH		LOW
First Quarter		$1.38		$1.13		$1.97		$1.28
Second Quarter		 1.44	 	 1.00		 2.38		 1.88
Third Quarter	 	 1.84	 	 1.06		 2.28		 1.31
Fourth Quarter	 	 2.00	 	 1.34		 1.75		 1.31


 (b)  Approximate Number of Equity Shareholders:
Title of Class: Common Stock, $.01 par value
Approximate Number of Record Holders At March 24, 2000: 315

 (c)  Dividends:
The Company has never paid a dividend on its common stock and the Board of Directors intends for the foreseeable future to retain all earnings for use in the Company's business.

Item 6.  Management's Discussion and Analysis of Financial
Condition and Results of Operations


The following discussion contains forward-looking statements, which reflect the current views of the Company with respect to future events that could have an effect on its future financial performance. These statements may include such words as "expects," "believes," "estimates," and similar expressions. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements.

 The following table sets forth, for the periods presented, certain income statement data of the Company expressed as a percentage of revenues:

				Percentage of Revenues

				1999		1998		1997
Revenues			100.0%	100.0%	100.0%
Cost of sales		58.3		62.8		63.9
Gross profit		41.7		37.2		36.1
Selling, general and
administrative expenses	21.3		21.2		19.1
Research and
Development expenses	10.0		9.5		8.1
Operating income		10.4		6.5		8.9
Other income		-		1.6		-
Interest expense		.4		.5		1.3
Income before
 income taxes		10.0		7.6		7.6
Income taxes		3.5		(.8)		2.4
Net income			6.5%		8.4%		5.2%


Fiscal 1999 Compared to Fiscal 1998

Results of Operations

The Company's revenues for 1999 increased 15% to $11.4 million from revenues of $9.9 million in 1998.

Sales to domestic customers increased to $10.1 million
 from $7 million in 1998, an increase of 44%. Export sales decreased to $1.3 million in 1999 from $2.9 million in 1998. The Company was not awarded any major international projects in 1999 and believes that foreign governments delayed procurements due to economic conditions. The Company expects export sales to increase significantly in fiscal year 2000 due to improving economic conditions.

Datalogger/Transmitter product sales increased 54% to $7.6 million in 1999 from $5 million in 1998. The US
 Geological Survey placed several orders totaling $1.9 million for the 8210 Datalogger with a satellite transmitter. These orders were for the replacement of older equipment no longer supported by a competitor. The Company does not expect a repeat of these sales in 2000. Sales of services and special parts used in systems decreased to $1.3 million from $1.7 million reflecting the decrease in export sales. Sales of sensor and accessory products decreased to $2.5 million from $3.2 million, also a result of the decrease in export sales.

The Company's largest customer in each of 1999 and 1998 was the Department of the Interior, the principal agencies being the U.S. Geological Survey and the Bureau of Reclamation, which accounted for 52% and 35% of revenues. Commercial and international revenues represented 31% of revenues in 1999 versus 50% in 1998.

Gross Profit

Gross profit for 1999 increased 29% to $4.8 million from $3.7 million in 1998. Gross margin as a percentage of revenues for 1999 increased to 41.7% as compared to 37.2% in 1998.

The improved gross margin in 1999 is a result of reduced product costs as well as greater absorption of overhead due to increased volumes and efficiencies. The Company's gross margin is dependent in part on product costs, product mix and overhead expenses, all of which fluctuate from year to year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 15% to $2.4 million in 1999 from $2.1 million in 1998. Selling, general and administrative expenses as a percentage of revenues increased to 21.3% in 1999 from 21.2% in 1998 due to increased sales personnel and expanded marketing activities.

Research and Development Expenses

Research and development expenses increased 22% to $1.1 million in 1999 from $.9 million in 1998. Research and development expenses as a percentage of revenues increased to 10% in 1999 from 9.5% in 1998.
  In 1999, the company released two new products, the DMXpert and SmartPond. The DMXpert fully automates the velocity and discharge calculations for streams while adding real-time quality control procedures.
 SmartPond is a remote site monitoring and control system used to maximize fish production by collecting real-time water quality data.

Other Income (Expense)

Other income and expenses consisted of interest expenses of $45 thousand in 1999 compared to $51,000 in 1998. On December 31, 1998, the Company purchased Virginia Energy Services (VES) 50% share of GenCom LLC for $5 thousand. GenCom LLC was formed in February 1998 to market and manufacture remote monitoring and control systems for power generators. The LLC was owned equally by the Company and by VES. The Company terminated the LLC in July 1999. Expenses relating to the GenCom joint venture were $8 thousand in 1999 compared to expenses of $42,000 in 1998.

Fiscal 1998 Compared to Fiscal 1997

Results of Operations

The Company's revenues for 1998 and 1997 were approximately the same at $9.9 million.

  Sales to domestic customers decreased 18% to $7 million in 1998 from $8.5 million in 1997. Export sales increased to $2.9 million from $1.4 million. The Company was awarded two significant international projects in 1998. The first, a $.9 million project for the Weather Service of Chile, was to install airport meteorological monitoring systems. The second, a $1.6 million project for the Central Water Commission of India, was to install hydrological monitoring systems for two river basins.

Datalogger/Transmitter product sales decreased 21% to $5.0 million in 1998 from $6.3 million in 1997. The sales decline was primarily due to the completion by the US Geological
Survey of a replacement program for the 8400 Data Recorder.
Sales of services and special parts used in systems increased to $1.7 million from $1.2 million due to the increase in export sales. Sales of sensor and accessory products increased to $3.2 million from $2.4 million due to sales of $.5 million of the Accububble, a new water level monitoring system and to the increase in export sales.

The Company's largest customer in each of 1998 and 1997 was the Department of the Interior, the principal agencies being the
 U.S. Geological Survey and the Bureau of Reclamation, which accounted for 35% and 57% of revenues. Commercial and international revenues represented 50% of revenues in 1998 versus 29% in 1997.

Gross Profit

Gross profit for 1998 increased 2.5% to $3.7 million from $3.6 million in 1997. Gross margin as a percentage of revenues for 1998 increased to 37.2% as compared to 36.1% in 1997.

Gross margins improved in 1998 but not significantly as product sales carrying higher margins decreased approximately $.6 million and were offset by increased sales of services and non-standard products which carry lower margins. The margins in 1997 were affected by cost overruns on the SIMEPAR project in Brazil and on a repair contract for the US Air Force.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 10.5% to $2.1 million in 1998 from $1.9 million in 1997. Selling, general and administrative expenses as a percentage of revenues increased to 21.2% in 1998 from 19.1% in 1997 due to increased selling expenses by the Integrated Services Division and the addition of a network administrator.

Research and Development Expenses

Research and development expenses increased 16.5% to $.9 million in 1998 from $.8 million in 1997. Research and development expenses as a percentage of revenues increased to 9.5% in 1998 from 8.1% in 1997. In 1998 the Company developed and released the AccuBubble, the EDACS certified 8210 and a new digital direct read out ground station.

Other Income (Expense)

In 1998 the Company sold its 4.2 acre lot of land which was originally valued at $1.3 million for $.7 million. Losses of approximately $.8 million had been recognized in prior years resulting in a gain on the sale of $.2 million. This gain was offset by a loss of $42 thousand on an investment in GenCom
 LLC. Gencom is a joint venture between Sutron and Virginia Energy Services to market and manufacture remote monitoring and control systems for power generators. Interest expenses for
1998 decreased to $51 thousand from $126 thousand in 1997 due to the Company's ability to reduce its debt.

Liquidity and Capital Resources

The Company's working capital was $3.3 million at
 December 31, 1999, compared to $2.7 million at December 31, 1997.
  Cash on hand was $159 thousand at December 31, 1999, compared to $76 thousand at December 31, 1998.

This increase is primarily due to cash generated from operations partially offset by purchases of property and equipment and cash used by financing activities.

Net cash provided by operating activities was $1.1 million for the year ended December 31, 1999, compared to cash used by operations of $.3 million for the year ended December 31, 1998 and cash provided by operations of $.7 million for the year ended
 December 31, 1997.

Net cash used in investing activities was $.3 million for the year ended December 31, 1999, compared to $.3 million and $.1 million for the years ended December 31, 1998 and 1997, and was primarily due to purchases of property and equipment.

Net cash used by financing activities was $.7 million for the year ended December 31, 1999 and was due to the repayment in full of amounts outstanding on the line of credit. Net cash used by financing activities was $.1 million and $.5 million for the years ended December 31, 1998 and 1997.

The Company has a revolving credit facility of $2.0 million and a capital equipment credit facility of $.4 million, of which $75,000 had been utilized as of December 31, 1999. The terms of the credit facility and capital equipment facility are until July 1, 2000 and are subject to renewals thereafter.

Management believes that its existing cash resources, cash flow from operations and short-term borrowings on our existing credit line will provide adequate resources for supporting operations during fiscal 2000.




INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Sutron Corporation
Sterling, Virginia


	We have audited the accompanying balance sheets of Sutron
Corporation as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the three years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

	In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sutron Corporationas of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years ended December 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.


Thompson, Greenspon & Co.


Fairfax, Virginia
February 15, 2000

                       PART I. - FINANCIAL INFORMATION
                                  SUTRON CORPORATION
                                    BALANCE SHEETS
			(In thousands)



					December 31,	December 31,
						1999		 1998
ASSETS
Current assets
Cash and cash equivalents		$   159		$   76
Accounts receivable			1,683			1,761
Costs and estimated earnings
in excess of billings on
contracts in progress				-		1,137
Inventory					2,537			1,828
Prepaid items and other			226			369
Total current assets			4,605			5,171
Property, plant and equipment		2,033			1,777
Accumulated depreciation
 and amortization				(1,355)		(1,241)
Net property, plant, and
equipment					678			536
Other assets				14			37
Total Assets				$5,297		$5,744




LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable				$  503	$  752
Accrued payroll				152		107
Other accrued expenses			591		732
Contract billings on contracts
 in progress in excess of
costs and estimated earnings		4		117
Estimated losses on
 uncompleted contracts			22		12
Line of credit				-		651
Stockholder loans payable 		-		55
Current maturities of
long-term notes				25		28
Total current liabilities		1,297		2,454
Long-term notes				50		75
Total liabilities				1,347		2,529

Stockholders' equity
Common stock, 				43		43
Additional paid-in capital		2,316		2,316
Retained Earnings (Deficit)		1,591		856
Total stockholders' equity		3,950		3,215
Total liabilities and
stockholders' equity			$5,297	$5,744



See Accompanying Notes to Financial Statements

                                SUTRON CORPORTION
                             STATEMENTS OF OPERATIONS
				(In thousands, except share data)
                             		Year Ended December 31,
					1999		1998		1997
Revenue				$11,405	$9,888	$9,940
Cost of sales			6,644		6,209		6,352
Gross profit 			4,761		3,679		3,588
Selling, general and
administrative expenses 	2,425		2,103		1,903
Research and development
expenses				1,145		938		805
Operating income			3,570		638		880
Other income (expense)		(8)		164		-
Interest expense, net		45		51		(127)
Income before income taxes 	1,138		751		753
Income taxes			403		(80)		239
Net income 				$735		$831		$514
Net income per common share	.17		.20		.12
Net Income per diluted share	.17		.19	 	.12

See Accompanying Notes to Financial Statements

						SUTRON CORPORATION
					STATEMENTS OF STOCKHOLDERS' EQUITY
				YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
					(In thousands, except per share data)

				COMMON			PAID-IN	ACCUMULATED
				SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAl
Balance, December
31, 1996			4,225,851	$42		$2,283	(489)		1,836
Net income			-		-		-		514		  514
Balance, December
 31, 1997			4,225,851	$42		$2,282	25	 	2,350
Retirement of
treasury shares		(5,000)	-		    (7)	  -		   (7)
Exercise of stock
 options			77,500	1		     40	  -		    41
Net income									831		   831
Balances, December
31, 1998			4,298,351	$43		2,316		856		3,215
 Net income			-		-		-		735		  735
Balance, December
 31, 1999			4,298,351	$43		$2,316	$1,591 	$3,950


      See Accompanying Notes to Financial Statements

                                    SUTRON CORPORTION
                             STATEMENTS OF CASH FLOWS
				(In thousands, except per share data)
                                         Year Ended December 31,


							1999	 	1998	    	1997
Cash flows from operating activities:
Net income						$735		$831		$514
Non-cash items included in net income:
 Depreciation and amortization		114		87		112
 Gain (loss) on sale of equipment, net	_-		(207)		-
Changes in current assets and
 liabilities:
Accounts receivables				78		43		(609)
Costs and estimated earnings in
excess of billings on contracts
in progress 					1,137		(734)		241
Inventory						(709)		(300)		606
Prepaid items and other				143		(297)		(25)
Other assets					23		2		-
Accounts payable					(249)		142		(285)
Accrued expenses					(96)		344		38
Contract billings in excess of
costs and estimated earnings			(113)		(52)		7
Estimated losses on uncompleted
 Contracts						10		(13)		24
Income taxes payable				-		(111)		110
Net cash provided by operating activities	1,073		(265)		733

Cash flows from investing activities:
Purchase of property and equipment		(256)		(438)		(101)
Proceeds from sale of investment		-		700		-
Net cash used by investing activities	(256)		262		(101)

Cash flows from financing activities:
Proceeds from issuance of common stock	-		34		-
Proceeds from line of credit, net		-		77		-
Proceeds from term notes payable		-		100		-
Payments on line of credit, net		(651)		-		(332)
Payments on term notes payable		(25)		(272)		(194)
Payments on installment loans			(3)		(4)		(16)
Payments on stockholder loans			(55)		(25)		-
Net cash used by financing activities	(734)		(90)		(542)

Net increase (decrease) in cash and
 cash equivalents					83		(93)		90
Cash and cash equivalents, beginning
 of year						76		169		79
Cash and cash equivalents, end of year	$159		$76		$169

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

Cash and Cash Equivalents
For purposes of the statements of cash flows, cash equivalents include time deposits and all highly liquid debt instruments with original maturities of three months or less.
Interest paid amounted to $75,555 in 1999, $59,808 in 1998 and $117,438 in 1997. Income
taxes paid amounted to $492,065 in 1999, $130,627
 in 1998 and $167,180 in 1997.
Accounts Receivable
The Company has had no material bad debts. The Company set up a provision of $15,000 in 1999 for accounts that may not be collected in future periods.
 Amounts earned on completed contracts and receivables that have not yet been billed, are recorded as unbilled receivables.

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

Financial Instruments
The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and short term notes receivable approximate their carrying amounts in the financial statements.
Based on the borrowing rates currently available to the Company for debt with similar maturity dates and collateral, the estimated fair value of long-term debt is $50,000 at December 31, 1999.

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

Capital
The Company has 12,000,000, $.01 par value, shares authorized. There were 4,298,351 shares issued and outstanding at December 31, 1998 and 4,225,851 issued and outstanding in 1997.
The Company's Board of Directors has authorized the
 repurchase of up to 100,000 shares of its common stock in open market transactions. As of December 31, 1999 5,000 shares have been repurchased.

Earnings Per Share
The Company has adopted Statement of Financial
Accounting Standards ("SFAS") No. 128 which establishes
 standards for computing and presenting earnings per share (EPS) for entities with publicly held common stock. The standard requires presentation of two categories of earnings per share, basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number
 of common shares outstanding for the year.  Diluted
EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Contracts to issue common stock which are antidilutive in nature are not included in the earnings per share calculations.


							Years Ended December 31,
	     					1999       		1998 		     	1997
Weighted average shares used in	4,298			4,235			4,226
   Basic computation
Common stock equivalents-options	47			37			121
Weighted average shares used in 	4,345			4,272			4,347
   Diluted computation





2. CONTRACTS IN PROGRESS
Information with respect to contracts in progress at December 31, is as follows (in thousands):

								1999		1998
Direct and indirect costs, including overhead	$654		$2,453
Earnings (loss)					   	 (57)		 318
Totals							$597		$2,771

Billings							$624		$1,645
Costs and estimated earnings in excess of
billings							(5)		1,138
Estimated losses on contracts in process		(22)		 (12)
Totals							$597		$2,771


3. INVENTORY
Inventory is stated at the lower of cost or market.
Electronic components and work in process and finished goods
Costs consisting of materials, labor and overhead are Recorded at a standard cost. Inventory consists of the following at December 31 (in thousands):

							1999 			1998
Electronic components				$    991		$ 692
Work in process					     879	      787
Finished goods					     667	      349
Totals						$2,537		$ 1,828


4. ACCUMULATED DEPRECIATION AND AMORTIZATION
Accumulated depreciation and amortization at
December 31, is as follows (in thousands):

			      	1999    	      1998
Furniture and equipment		$1,316	$1,209
Automotive equipment		    28	     22
Leasehold improvements     	    12	  10
Totals				$1,355	$1,241

5. LINE OF CREDIT
The Company signed a loan and security agreement which extends the Company a revolving line of credit.
The maximum amount of borrowing under the line is not to exceed the lesser of $2,000,000 or the Company's borrowing base as determined by the bank.
Interest on the unpaid balance is payable monthly at prime plus one half percent. The maturity date of the line is July 1, 2000, and the outstanding balance at December 31, 1999, amounted to $0 and was $650,571 at December 31, 1998.

6. TERM NOTE PAYABLE
The Company repaid the original loan and security agreement during 1998 with the proceeds from the sale of the land investment. The Company borrowed an additional $100,000 in December, 1998. The note calls for monthly payments of principal of $2,083 and accrued interest. The interest rate is 8.35 percent and matures in December, 2002.
  Additionally, the note agreement contains certain financial covenants. The above referenced line of credit and term note payable are secured by substantially all assets of the Company.
Principal maturities for all indebtedness
 described in Notes 5 and 6 are as follows at December 31 (in thousands):

Year ending December 31:
2000 25
2001 25
2002 25
Total					$75

7.	STOCKHOLDER LOANS PAYABLE
At December 31, 1998, the Company had a promissory note totaling $55,000, interest at 10.75 percent, payable on demand to one officer of the Company.
 The promissory note was satisfied in 1999.

8.	LEASE OBLIGATIONS
The Company signed a 5 year option under the current lease for its headquarters and production facilities which expires in March 2003.
The operating lease calls for
monthly rent of $13,984 including $3,933 estimated
 as the Company's pro rata share of operating expenses and annual rent increases of 3 percent.
 Rent expense amounted to $165,000 for 1999, $160,000 for 1998, and $152,000 for 1997.

The Company entered into a lease agreement for
 office space and a repair facility in Boise, Idaho.
  The three year lease, expiring in November, 2001, calls for monthly payments of $1,250 and annual rent increases of four percent.

The Company entered into a lease agreement for additional office and warehouse space in Sterling, Virinia. The 45 month lease, expiring in March, 2003, calls for monthly
Payments of $4,970 and annual rent increases of 3 percent.

The following is a schedule, by years, of future minimum payments due (in thousands):

	Year ending December 31:
	2000			240
	2001 			248
	2002			 239
      2003			 61
	   Total		$788

9. INCOME TAXES
The income tax (benefit) expense charged to operations for the years ended December 31, were as follows (in thousands):


	  						1999       1998   	1997
Current income tax (benefit) expense	$386		$(40)		$69
Deferred tax benefit	  			  17		(40)	       (30)
Total tax  (benefit) expense			$403		$(80)		$39

Deferred tax assets, are comprised of the following at December 31 (in thousands):

	 						 1999   	 1998
Estimated losses on contracts			$9		 $4
Accrued vacation and warranty	 	  	96	 	 88
Gross deferred tax assets			105		92
Gross deferred tax liability -
depreciation				  	(52)		 (22)
Net							$53		$70


A reconciliation between the amount of reported
 income tax expense and the amount computed by multiplying the applicable statutory Federal income tax rate is as follows:


	    					 1999    	 1998    	 1997
Income before income taxes		$ 1,138	$831		$ 753
Applicable statutory tax rate	          34%	  34%	    	 34%
Computed "expected" Federal tax
expense					    387	 283		 256
Adjustments to Federal income tax
resulting from:
State income tax				    56   	 -		  15
Tax credits					   (40)	(44)	  	(38)
Change in valuation allowance	 	     -	  (319)	  6
Income tax (benefit) expense		$  403	$(80)		$ 239

10. MAJOR CUSTOMERS
Set forth below are customers, including agencies
of the U.S. Government, from which the Company
received more than 10 percent of total revenue,
for the years ended December 31:
				1999	1998	1997
Department of Interior	52%	35%	57%
International		11%	29%	14%
Commercial			15%	21%	10%
Department of Defense	15%	-	-

11. STOCK OPTION PLANS
Stock Options
The Company has granted stock options under the 1998 and the 1996 Stock Option Plans to key employees and directors for valuable services to the Company. Under the 1996 Plan a maximum of 260,000 shares may be granted at not less than 100 percent of the fair market value at the grant date. The Company authorized
60,000 shares and granted 5,000 shares under
 the 1998 stock option plan. All options have a ten year term from the date of grant. The following summarizes the option activity under the 1998 and 1996 Stock Option Plans for the last three years:

	                           Number of	Option Price
	                            Shares   	   Per Share
Outstanding, December 31, 1996	377		.53 - 1.125
Grants                              -	      -
Exercised                           -     	-
Canceled or expired	           (15)	      -
Outstanding, December 31, 1997	362		.53 - 1.125
Grants	                         5		1.44
Exercised	                         (78)		.53
Canceled or expired	             (25)		 .53
Outstanding, December 31, 1998	264		$1.125 - 1.44
Grants                              -	      -
Exercised                           -     	-
Canceled or expired	           (9)		1.125 - 1.44
Outstanding, December 31, 1999	255		$1.125






The vesting period of the remaining options is as follows:

Vested and exercisable	153
November 1, 2000		51
November 1, 2001		51
Total				255

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

If the Company had elected to recognize compensation
 cost for the plan based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts indicated below:


	   			1999   	    1998   	    1997
Net income
As reported			$735		$831		$514
Pro forma			 735		 797	 	482
Earnings per share
As reported			.17		.20		.12
Pro forma			.17		.19		.11


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

13. PROFIT SHARING PLAN
The 401 (k) Profit Sharing Plan covers substantially all full time employees. The contributions, if any, to the plan will be determined each year by the
Board of Directors based on profits.  The contribution
 was $191,000 for 1999, $147,000 for 1998, and
$128,000 for 1997.

14. EXPORT SALES
Export sales from the Company's operations were as follow (in thousands):

	         			Year ended December 31,
	  				1999  	 1998  	 1997
Central and South America	$    64	$  887	$534
Canada					492	   371	307
Asia					    425	  1,310	312
Australia/New Zealand			29	    57	25
Europe and other			     278	   257	188
					  $1,288	$2,882	$1,366


15. SEGMENT INFORMATION
The Company adopted SFAS No. 131, Disclosures
About Segments of an Enterprise and Related
Information, in 1998 which changes the way the Company reports information about its segments.
The Company currently reports its results in two divisions, Hydromet Products and Integrated
Systems.  Hydromet Products division produces
Sutron's standard environmental monitoring products
 including dataloggers. The Integrated Systems division produces integrated systems of Sutron products with software, installation, training and special parts (in thousands).

					Years Ended December 31,
					1999		1998		1997
Revenue
Hydromet Products			$10,095	$8,142	$8,747
Integrated Systems		1,310		1,746		1,193
 Totals				$11,405	$9,888	$9,940

Cost of Goods Sold
Hydromet Products			$5,489	$4,849	$5,200
Integrated Systems		1,155		1,360		1,152
 Totals				$6,644	$6,208	$6,352

Gross Margin
Hydromet Products			$4,606	$3,293	$3,547
Integrated Systems		   155	   386	   41
 Totals				$4,761	$3,679	$3,588


Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

	None

PART III

Information required by Item 10 - Executive Compensation, Item 11 - Security Ownership of Certain Beneficial Owners and Management and Item 12 - Certain Relationships and Related Transactions and certain information required by Item 9 - Directors, Executive Officers, Promoters and Control Persons will be contained on pages 1 through 6 of the registrant's definitive proxy statement to be filed on April 7, 2000 and is incorporated herein by reference.

Item 9.  Directors, Executive Officers, Promoters and Control
Persons

Executive Officers

The following tabulation sets forth the names of the executive officers at December 31, 1999, the positions and offices with the Company held by them, the date they first became officers, and their ages at December 31, 1999:

								First	Became
Name	Office						an Officer	Age
Raul S. McQuivey	President, Chief Executive	1980		60
			Officer and Chairman
Glenn A. Conover	Executtive Vice President
			 and a Director			1985		60
Daniel W. Farrell	Vice President, Secretary	1984		47
			and a Director
Sidney C. Hooper	Treasurer				1993		41



Item 13.  Exhibits and Reports on Form 8-K.

(A)	Index to Exhibits

Exhibit No.	          Description
3(a)	Copy of Articles of Incorporation of Sutron Corporation,
	received and approved December 30, 1975 (1)
3(b)	Copy of Articles of Amendment to the Articles of
	Incorporation and Articles of Reduction of Stated
	Capital of Sutron Corporation received and approved
	September 7, 1983(1)
3(c)	By-laws of the Registrant(1)
3(d)	Copy of Articles of Amendment to the Articles of
	 Incorporation received and approved June 8, 1995(10)
4(a)	Specimen Shares of Common Stock Certificate(2)
4(b)	Form of Warrant to be issued as part of Unit (2)
4(c)	Amended Form of Warrant issued as part of Unit(3)
4(d)	Incentive Stock Option Plan dated August 31, 1983(1)
4(e)	Stock Bonus Plan dated August 31, 1983(1)
4(f)	Loan and Security Agreement, dated December 11, 1992
	between the Company and Crestar Bank (8)
4(g)	1996 Stock Option Plan (11)
10(a)	Employment Agreement dated as of July 1, 1983 with
	 Kenneth W. Whitt(1)
10(b)	Employment Agreement dated as of July 1, 1983 with
Dr.
	 Raul S. McQuivey(1)
10(c)	Employment Agreement dated as of July 1, 1983 with
Dr.
	Thomas N. Keefer(1)
10(d)	Employment Agreement dated as of July 1, 1983 with
Duane
	M. Preble(1)
10(e)	Purchase Agreement dated as of July 1, 1983 with Eric
S.
	Clyde(1)
10(f)	Stock Option Agreement between Registrant and Gerald
	 Calhoun dated July 1, 1983(1)
10(g)	Certified Copy of Resolution of Commissioners of
	Fairfax
	County Economic Development Authority, adopted October 	12,
	 1982, approving $425,000 Industrial revenue bond loan
	to registrant(1)
10(h) 	Certified Copy of Resolution of Commissioners of
	Fairfax County Economic Development Authority, adopted
	March 8, 1983, approving $400,000 industrial revenue
	bond loan to registrant (1)
10(i)	Certified Copy of Resolution of Board of Supervisors
	of Fairfax County, adopted March 21, 1983, approving
	issuance of industrial revenue bonds for purpose of
	$400,000 loan to Registrant(1)
10(j)	License agreement dated January 29, 1987, with TSUKASA
	SOKKEN Co., Ltd. of Japan, to use U.S. Patent No.
	3,677,085 (4)
10(k)	License agreement dated November 10, 1986, with S.A.
	Des Caliberies et Trefileries de Cossonay of
	Switzerland, to use U.S. Patent No. 4,279,147 and
	Canada Patent No. 1,120,286 (4)
10(l)	Lease agreement dated September 18, 1987, with Squire
	Court Limited Partnership to lease building space
	(9,000 sq. ft.) (4)
10(m)	Copy of termination agreement with Duane Preble dated April 1, 1988 (5)
10(n)	Sale agreement with National Hospital Health System
	Corporation, dated November 29, 1989, and subsequent
	amendments dated December 29, 1989, February 28, 1990,
	and March 27, 1990, to sell land and building in
	Herndon, Virginia (6)
10(o)	Lease agreement dated May 9, 1990 with National
	Hospital Health SystemCorporation to lease building
	space (5545 sq.ft.) (7)
10(p)	Stock Option Agreement between Sutron Corporation and
	Glenn A. Conover dated October 15, 1990 (7)
10(q)	Stock Option Agreement between Sutron Corporation and
	Daniel W. Farrell dated October 15, 1990 (7)
10(r)	Lease agreement dated July 30, 1992 with Loudoun
	Holding Inc. to lease building space (16,794 sq. ft.)
	(8)
10(s)	Stock Option Agreement between Sutron Corporation and
	Ronald C. Dodson dated December 6, 1993 (9)

10(t)	Stock Option Agreement between Sutron Corporation and
Raul S. McQuivey dated November 1, 1996 (11)

10(u)	Stock Option Agreement between Sutron Corporation and
Glenn A. Conover dated November 1, 1996 (11)

10(v)	Stock Option Agreement between Sutron Corporation and
Daniel W. Farrell dated November 1, 1996 (11)

10(w)	Stock Option Agreement between Sutron Corporation and
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

The registrant did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1999.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	       Sutron Corporation
		(Registrant)

Date:  March 27, 2000
By
/s/ Raul S. McQuivey

			Raul S. McQuviey, President
			and Director (Principal
			Executive and Financial
			Officer)

In accordance with the Securities Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 27, 2000
By
/s/ Raul S. McQuivey

			Raul S. McQuivey,
			President
			 and Director
			(Principal
			Executive and
			Financial
			Officer)

Date: March 27, 2000
By
/s/ Thomas N. Keefer

			Thomas N. Keefer,
			Director

Date: March 27, 2000
By
/s/ Daniel W. Farrell

			Daniel W. Farrell,
			Vice
			President and
			Director

Date: March 27, 2000
By
/s/ Glenn A. Conover

			Glenn A. Conover,
			Vice
			President and
			Director

Date: March 27, 2000
By
/s/ Ronald C. Dodson

			Ronald C. Dodson
			Director

Date: March 27, 2000
By
/s/ Sidney C. Hooper

			Sidney C. Hooper,
			Chief
			Accounting Officer