Form 10QSB
period 2000-03-31
SUTRON CORP
filed 2000-05-15
CIK 728331

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

FORM 10 QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended	                  March 31, 2000

Commission file number   0-12227

                        Sutron Corporation
(Exact name of registrant as specified in its charter.)

        	Virginia				54-1006352
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation organization)

21300 Ridgetop Circle, Sterling Virginia     	20166
(Address of principal executive offices)       	(Zip  Code)

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

   Common Stock, $.01 Par Value - 4,298,351 shares of as of March 31, 2000.

                     PART I. - FINANCIAL INFORMATION

                                                                                                  SUTRON CORPORATION
                                                                                                       BALANCE SHEETS
                                                                                                               (Unaudited)
                                    		March 31,     	December 31,
                                         	 	2000	         	1999
                                       		___________     ___________
Assets
Current Assets:
 Cash                                 		   $105,260		$159,507
 Accounts receivables       			        1,172,825		1,682,634
 Cost and estimated earnings in excess
    of billings						      6,823		        -
 Inventory	                            		  2,495,510		2,537,248
 Other	                                        336,867		225,707
                                       		___________     ___________
Total Current Asset	                    	  4,117,285		4,605,096

 Property, Plant, and Equipment,
  less accumulated depreciation
  and amortization of $1,400,160
  and $1,355,715						     732,825	677,566

Deposits and Other Assets                 		97,991	14,247
                                       		___________		__________
TOTAL ASSETS                        		  $4,948,101	$5,296,909


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable	                    		     $433,136	$502,961
 Accrued payroll						    	 71,916	151,661
 Accrued expenses                        			599,755	591,194
 Accrued income taxes					   	(14,959)	     -
 Contract billings on contracts in progress in
  excess of costs and estimated earnings			      -	4,598
 Estimated losses on uncompleted contracts 		  6,907	21,907
 Line of credit			 		                  -	     -
Shareholder loans payable	             		      -	     -
Current maturities of long-term notes			 25,000	25,000
									_______ 	______
Total Current Liabilities                		      1,121,755	1,297,321

Long-term liabilities:
 Long-term notes payable                       		   43,750	50,000
									_________	__________
	Total liabilities						1,165,505	1,347,321

Stockholders' Equity:
 Common stock, $.01 par value,				    42,984	42,984
 Additional paid in capital	             		 2,316,236	2,316,236
 Retained Earnings                  	 		 1,423,376	1,590,368
								     ___________	__________
Total Stockholders' Equity                		 3,782,596	3,949,588

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    			$4,948,101   $5,296,909

See Accompanying Notes to Financial Statements

                             SUTRON CORPORTION
                          STATEMENTS OF OPERATIONS
                               (Unaudited)
                                  			       Three Months Ended
                                             			March 31,
                                          		    2000	     1999
                                        			___________	___________
Revenues                              		 	 $1,917,570  $2,535,190

Cost of Goods Sold			      		  1,201,628	 1,529,072
                                    			___________	__________
Gross Profit                              		    715,942    1,006,118

Research and Development Expenses	     			    413,880		228,378

Selling, General, and
 Administrative Expenses                  	          603,432	     606,436
                                       			___________	  ___________
Income (Loss) from Operations		      		    (301,370)	171,304

Other Expense                               			-		7,682

Interest Expense                            		     1,622	      11,135

Income (Loss) before Provision  				____________  ___________
 for Income Taxes			        			    (302,992)     152,487

Provisions for Income Taxes		       		    (136,000)	45,500
                                 				____________  ___________
Net Income                           			    $(166,992)	$106,987

Net Income per Common Share        	              		$(.04)		$.02

Weighted Average Number
 of Common Shares                       	 	       4,298,351	     4,298,351

See Accompanying Notes to Financial Statements

                                                         SUTRON CORPORTION
                                                       STATEMENTS OF CASH FLOWS
                                                            (Unaudited)
                                        			Three Months Ended
                                                		March 31,
                                             		2000    	   1999
                                           		___________  __________
Cash Flows from Operating Activities:
  Net income (loss)                       		$(166,992)	$ 106,987

  Depreciation and amortization                	        44,445	26,994
(Increase) Decrease in:
    Accounts receivables                      	       509,809	 370,011
    Costs and estimated earnings in
      excess of contract billings             	        (6,823)	 601,956
    Inventory                            			   41,738	(364,805)
    Other assets            		           	        (194,904)	 47,863
Increase (Decrease) in:
    Accounts payable                          	        (69,825)	(312,644)
    Accrued expenses			          		  (71,184)	(174,194)
    Accrued income taxes			       	  (14,959)	 45,240
    Contract billings in excess of
	costs and earnings					   (4,598)		-
    Estimated losses on uncompleted
     contracts                                 		  (15,000)        0
                                          		__________	_______
Net Cash Provided by Operating Activities  	          51,707	 347,408

Cash Flows from Investing Activities:
Capital expenditures                         	       (99,704)	(90,026)
Net Cash Used in Investing Activities	     		 (99,704)   (90,026)
Cash Flows from Financing Activities:
Payments on line of credit                  	       	- 	(157,428)
Payments on Term notes payable              	         (6,250)	(6,250)
Payments on Installment notes payable			   	- 	(2,999)
Payments on shareholder notes		         	  	        -	       -                                         			___________	__________
Net Cash (Used) by Financing Activities	       	    (6,250)	(166,677)

Net Increase (Decrease) in Cash                  	   (54,247)	 90,705
Cash and Cash Equivalents, January 1	        	    159,507	76,205
                                             		___________	__________
Cash and Cash Equivalents, March 31				$  105,260	$   166,910

See Accompanying Notes to Financial Statements

SUTRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2000


1.  Basis of Presentation

The accompanying financial statements, which should be read in conjunction with the financial statements of Sutron Corporation ("the Company") included in the 1999 Annual Report filed on Form 10-KSB, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim period. The Company believes that all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation for such periods have been included.

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

                          MANAGEMENT'S DISCUSSION AND ANALYSIS
                                OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS

Results of Operations

Net Revenues.  The Company's revenues for the three months
 ended March 31, 2000 decreased 24% to $1,917,570 from $2,535,190 in 1999 due to decreased revenues from sales of products and services. Sales of the 8210 datalogger product line were significantly lower than the prior year.

Gross Profit. Gross profit for 2000 decreased to $715,942 from $1,006,118 in 1998. Gross margin as a percentage of revenues for 2000 decreased to 37% as compared to 40% in 1999. The decrease in the Company's gross margin as a percentage of sales is attributed to decreased sales volume and to decreased sales of standard products which carry higher margins than services.

Selling, General And Administrative. Selling, general and administrative expenses decreased to $603,432 in 2000 from $606,436 in 1999, a decrease of $3,003.

Research And Development. Research and development expenses increased 81% to $413,880 in 2000 from $228,378 in 2000, an increase of $185,502. The Company has increased its engineering staff significantly in an effort to expand its R&D activities and decrease development times.

Interest Expenses. Interest expenses decreased to $1,622 in 2000 from $11,135 in 1999 as a result of the company's reduced borrowings on the line of credit.

The Company's backlog of orders at March 31, 2000 was $3,311,431. The Company anticipates that 90% of its March backlog will be shipped in 2000.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $105,259 at March 31, 2000, compared to $166,910 at December 31, 1999.

The ratio of current assets to current liabilities was 3.7 as of March 31, 2000, compared to 3.6 as of December 31, 1999. Working capital decreased $314,514 to $2,993,261 at the end of the first quarter of fiscal 2000 compared to $3,307,775 at the end of fiscal 1999.

Management believes internally generated funds and short-term borrowings on our existing credit line will provide adequate resources for supporting operations during the remainder of fiscal 2000.

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


                                      			Sutron Corporation
                                			     (Registrant)



May 15, 2000                             /s/Raul S. McQuivey
Date        	                       Raul S. McQuviey
                                         Principal Executive Officer

May 15, 2000                             /s/Sidney C. Hooper
Date                                     Sidney C. Hooper
                                         Principal Accounting Officer