Form 10QSB
period 2000-06-30
SUTRON CORP
filed 2000-08-15
CIK 728331

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

FORM 10 QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended	                  June 30, 2000

Commission file number   0-12227

                        Sutron Corporation
(Exact name of registrant as specified in its charter.)

        	Virginia				54-1006352
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation organization)

21300 Ridgetop Circle, Sterling Virginia     	20166
(Address of principal executive offices)       	(Zip  Code)

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

   Common Stock, $.01 Par Value - 4,298,351 shares of as of June 30, 2000.

                     PART I. - FINANCIAL INFORMATION

                                                                                                  SUTRON CORPORATION
                                                                                                       BALANCE SHEETS
                                                                                                               (Unaudited)
                                    		June 30,     	December 31,
                                         	 2000	     	1999
                                       		___________     ___________
Assets
Current Assets:
 Cash                                 		   $556		$159,507
 Accounts receivables       			  1,054,763	1,682,634
 Cost and estimated earnings in excess
    of billings					      -	        -
 Inventory	                            	  2,998,949	2,537,248
 Other	                                            408,371	225,707
                                       		___________     ___________
Total Current Asset	                    	  4,462,639	4,605,096

 Property, Plant, and Equipment,
  less accumulated depreciation
  and amortization of $1,444,605
  and $1,355,715				     837,505	677,566

Deposits and Other Assets       		      88,023	14,247
                                       		___________	__________
TOTAL ASSETS                        		  $5,388,167	$5,296,909


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable	                    	     $441,106	  $502,961
 Accrued payroll				      142,605	   151,661
 Accrued expenses                        	      456,731	   591,194
 Accrued income taxes				           -	     -
 Contract billings on contracts in progress in
  excess of costs and estimated earnings	           -	    4,598
 Estimated losses on uncompleted contracts 	            -	    21,907
 Line of credit			 		        652,585     -
Shareholder loans payable	             		    -	     -
Current maturities of long-term notes		         25,000	    25,000
							_______      ______
Total Current Liabilities                	      1,718,027	     1,297,321

Long-term liabilities:
 Long-term notes payable                       		  37,500	50,000
							_________	__________
	Total liabilities				1,755,527	1,347,321

Stockholders' Equity:
 Common stock, $.01 par value,				    42,984	42,984
 Additional paid in capital	             		 2,316,236	2,316,236
 Retained Earnings                  	 		 1,273,420	1,590,368
						     ___________	__________
Total Stockholders' Equity                		 3,632,640	3,949,588

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    		$5,388,167     $5,296,909

See Accompanying Notes to Financial Statements

                             SUTRON CORPORTION
                          STATEMENTS OF OPERATIONS
                               (Unaudited)
                                  			       Three Months Ended
                                             			June 30,
                                          		    2000	     1999
                                        		___________	___________
Revenues                              		 	 $1,762,892  	$3,058,634

Cost of Goods Sold			      		  1,184,263	 1,667,260
                                    			___________	__________
Gross Profit                              		    578,629    	1,391,374

Research and Development Expenses	     		    297,062	  241,991

Selling, General, and
 Administrative Expenses                       	            487,562	  609,568
                                       			___________	  ___________
Income (Loss) from Operations		      		   (205,995)	   539,814

Interest Expense                            		      1,761	    9,028

Income (Loss) before Provision  			____________ 	 ___________
 for Income Taxes			        	   (207,756)     530,787

Provisions for Income Taxes		       		    (57,800)	  184,000
                                 			____________  ___________
Net Income                           			  $(149,956)	$346,787

Net Income per Common Share        	              	      $(.03)	    $.08

Weighted Average Number
 of Common Shares                       	 	  4,298,351	 4,298,351

See Accompanying Notes to Financial Statements

                             SUTRON CORPORTION
                          STATEMENTS OF OPERATIONS
                               (Unaudited)
                                  			       Six Months Ended
                                             			June 30,
                                          		    2000	     1999
                                        		___________	___________
Revenues                              		 	 $3,680,462  	$5,593,824

Cost of Goods Sold			      		  2,385,891	 3,196,332
                                    			___________	__________
Gross Profit                              		  1,294,571    	 2,397,492

Research and Development Expenses	     		    710,942	  470,413

Selling, General, and
 Administrative Expenses                       	           1,090,994	  1,215,960
                                       			___________	  ___________
Income (Loss) from Operations		      		   (507,365)	   711,119

Other Expense                               			-	   7,682

Interest Expense                            		     3,383	    20,163

Income (Loss) before Provision  			____________ 	 ___________
 for Income Taxes			        	    (510,748)     683,274

Provisions for Income Taxes		       		    (193,800)	  229,500
                                 			____________  ___________
Net Income                           			    $(316,948)	$453,774

Net Income per Common Share        	              		$(.07)	    $.11

Weighted Average Number
 of Common Shares                       	 	      4,298,351	 4,298,351

See Accompanying Notes to Financial Statements

                                                         SUTRON CORPORTION
                                                       STATEMENTS OF CASH FLOWS
                                                            (Unaudited)
                                        		Six Months Ended
                                                		June 30,
                                             		2000    	   1999
                                           		___________  __________
Cash Flows from Operating Activities:
  Net income (loss)                       		$(316,948)	$ 453,774

  Depreciation and amortization                	            88,890	   47,886
(Increase) Decrease in:
    Accounts receivables                      	           627,870	 56,424
    Costs and estimated earnings in
      excess of contract billings             	           (4,598)	 584,817
    Inventory                            		 (461,701)	(671,494)
    Prepaid and other assets            		 (256,440)	 119,348
Increase (Decrease) in:
    Accounts payable                           	          (61,855)	(46,420)
    Accrued expenses			          	 (143,519)	(400,344)
    Accrued income taxes			       	        0	 124,668
    Estimated losses on uncompleted
     contracts                                 		  (21,907)        0
                                          		__________	_______
Net Cash Provided by Operating Activities  	          (550,208)	 268,659

Cash Flows from Investing Activities:
Capital expenditures                         	       	  (248,828)	(125,347)
							__________	_______
Net Cash Used in Investing Activities	     		  (248,828)      (25,347)

Cash Flows from Financing Activities:
Payments on line of credit                  	       	         - 	 (63,341)
Payments on Term notes payable              	           (12,500)	 (12,500)
Payments on Installment notes payable			   	- 	  (3,428)
Payments on shareholder notes		         	         -	 (55,000)
Proceeds from advances on line of credit		    652,585            -
                           				___________	__________
Net Cash (Used) by Financing Activities	       	    	    640,085	(134,263)

Net Increase (Decrease) in Cash                  	   (158,951)	    9,049
Cash and Cash Equivalents, January 1	        	    159,507	   76,205
                                             		___________	__________
Cash and Cash Equivalents, June 30			$       556	$  85,254

See Accompanying Notes to Financial Statements

SUTRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2000


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

                          MANAGEMENT'S DISCUSSION AND ANALYSIS
                                OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS

Second Quarter 2000 Compared to 1999

Net Revenues. Sutron Corporation revenues for the fiscal quarters ended June 30, 2000 and June 30, 1999 were $1,762,892 and $3,058,634, respectively (a decrease of 42%).
The decrease is due to a slow-down in domestic orders and the Company not being able to ship several large international orders requiring significant systems integration.

Gross Profit. The Company's gross profit for the quarter ended June 30, 2000 decreased 58% to $578,629 from $1,391,374 for June 30, 1999. Gross profit as a percentage of sales decreased to 32.8% from 45.5%. Gross profits were higher in 1999 due to strong sales of the 8210 Data Recorder with a GOES Satellite Transmitter and to reduced manufacturing costs of the 8210's in 1999 due to larger and more efficient production runs.

Selling, General And Administrative. Selling, general and administrative costs decreased $122,006 to $487,562 for the quarter ended June 30, 2000 from $609,568 for 1999. The decrease is due to reduced sales and marketing activities by the Integrated Systems Division and decreased international selling expenses.

Research And Development. Research and development expenses increased $55,071 to $297,062 in the quarter ended June 30, 2000 from $241,991 in the quarter ended June 30, 1999. The
Company has increased its engineering staff compared with the prior year and expanded its new product development activities.

Six months ended June 30, 2000 Compared to 1999

Revenues.  The Company's revenues for the six months ended
June 30, 2000 decreased 34% to $3,680,462 from revenues of $5,593,824 in 1999 due to decreased sales of the 8210 Data Recorder/Transmitter product line. The US
Geological Survey placed two orders totaling $1,912,000 for the 8210 Data Recorder with a GOES transmitter during the first six months of 1999. These orders have reduced demand for the 8210 Data Recorder/Transmitter in 2000.

Gross Profit. Gross profit for 2000 decreased to $1,294,571 from $2,397,492 in 1999. Gross margin as a percentage of revenues for 2000 decreased to 35.2% as compared to 42.9% in 1999. The decrease in the Company's gross margin as a percentage of sales is attributed to the decreased sales volume of $1,913,363.

Selling, General and Administrative. Selling, general and administrative expenses decreased to $1,090,994 in 2000 from $1,215,960 in 1999, a decrease of $124,966 due to decreased sales and marketing activities by the Integrated Services Division and decreased international selling expenses.

Research and Development. Research and development expenses increased $240,529 to $710,942 in 2000 from $470,413 in 1999. The Company has increased its engineering staff and expanded product development activities in 2000.

Backlog. The Company's backlog of orders at June 30, 2000 was approximately $3,811,000. The Company anticipates that 95% of its June backlog will be shipped in 2000.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $556 at June 30, 2000, compared to $159,507 at December 31, 1999.

The ratio of current assets to current liabilities was 2.6 as of June 30, 2000, compared to 3.6 as of December 31, 1999. Working capital decreased $563,163 to $2,744,612 at the end of the second quarter of fiscal 2000 compared to $3,307,775 at the end of fiscal 1999.

Management believes internally generated funds and short-term borrowings on our existing credit line will provide adequate resources for supporting operations during the remainder of fiscal 2000.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

	On May 10, 2000, an Annual Meeting of Shareholders of Sutron Corporation was held. Directors elected at the meeting were Raul S. McQuivey, Thomas N. Keefer,
Daniel W. Farrell, Glenn A. Conover and Ronald C. Dodson.
  Thompson, Greenspon & Co., P.C. were appointed as independent accountants for 2000. The election of directors and the appointment of the independent accountants were the only matters voted upon at the meeting. The number of shares eligible to vote at the meeting were 4,298,351. The results of the voting on these three matters are shown below.


1.	Election of Directors

	Name			Votes For	Votes Against	Votes Withheld
	Raul S. McQuivey	3,867,115	--			1,350
	Thomas N. Keefer	3,867,115	--			1,350
	Daniel W. Farrell	3,867,115	--			1,350
	Glenn A. Conover	3,867,115	--			1,350
	Ronald C. Dodson	3,867,115	--			1,350


2.  Appointment of Thompson, Greenspon & Co., P.C.
as Independent Accountants.

For		Against		Abstain
3,867,435	380		650


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


                                      			Sutron Corporation
                                			     (Registrant)



August 14, 2000                        /s/Raul S. McQuivey
Date        	                       Raul S. McQuviey
                                       Principal Executive Officer

August 14, 2000                         /s/Sidney C. Hooper
Date                                    Sidney C. Hooper
                                        Principal Accounting Officer