Form 10QSB
period 2000-09-30
SUTRON CORP
filed 2000-11-14
CIK 728331

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

FORM 10 QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2000

Commission file number   0-12227

                        Sutron Corporation
(Exact name of registrant as specified in its charter.)

        	Virginia			              54-1006352
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation organization)

21300 Ridgetop Circle, Sterling Virginia         20166
(Address of principal executive offices)       	(Zip  Code)

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

   Common Stock, $.01 Par Value - 4,298,351 shares of as of November 13, 2000.

                     PART I. - FINANCIAL INFORMATION
SUTRON CORPORATION
                                                                                                       BALANCE SHEETS
                                                                                                               (Unaudited)
						September 30,   December 31,
                                         	     2000	  1999
                                  		___________     ___________
Assets
Current Assets:
 Cash                                 		   $47,451	$159,507
 Accounts receivables       			  2,097,516	1,682,634
 Inventory	                            	  2,567,418	2,537,248
 Other	                                            392,215	225,707
                                       		___________     ___________
Total Current Asset	                    	  5,104,600	4,605,096

 Property, Plant, and Equipment,
  less accumulated depreciation
  and amortization of $1,489,050
  and $1,355,715				     741,523	677,566

Deposits and Other Assets       		      83,631	14,247
                                       		___________	__________
TOTAL ASSETS                        		  $5,929,754	$5,296,909


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable	                    	     $606,169	  $502,961
 Accrued payroll				      67,971	   151,661
 Accrued expenses                        	      494,500	   591,194
 Accrued income taxes				       40,000     -
 Contract billings on contracts in progress in
  excess of costs and estimated earnings	           -	    4,598
 Estimated losses on uncompleted contracts 	           -	    21,907
 Line of credit			 		        491,646     -
Shareholder loans payable	             		    -	     -
Current maturities of long-term notes		         56,579	    25,000
							_______      ______
Total Current Liabilities                	      1,756,865	     1,297,321

Long-term liabilities:
 Long-term notes payable                       		  125,986	50,000
							_________	__________
	Total liabilities				1,882,851	1,347,321

Stockholders' Equity:
 Common stock, $.01 par value,				    42,984	42,984
 Additional paid in capital	             		 2,316,236	2,316,236
 Retained Earnings                  	 		 1,687,683	1,590,368
						     ___________	__________
Total Stockholders' Equity                		 4,046,903	3,949,588

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    		$5,929,754     $5,296,909


See Accompanying Notes to Financial Statements

                          					   SUTRON CORPORTION
                         					 STATEMENTS OF OPERATIONS
                              					 (Unaudited)
                                  			     Three Months Ended
                                             		        September 30,
					                   2000	     	    1999
                                        		___________	 ___________
Revenues                              		     $  3,569,338   	$ 3,133,389

Cost of Goods Sold			                1,939,777	  1,716,634
                                   			___________	    __________
Gross Profit                              	        1,629,561	  1,416,755
Research and Development Expenses	                  338,138	    357,108

Selling, General, and
 Administrative Expenses                      	          609,169	    534,632
                                       			___________	   ___________
Income (Loss) from Operations		                  682,254	    525,015
Other Expense                               	              -	 	      -

Interest Expense                            		   16,371	     13,477

Income (Loss) before Provision  		         ____________	   ___________
 for Income Taxes			                  665,883	    511,538

Provisions for Income Taxes		                  251,619	    186,000
		  					   ____________	   ___________
Net Income (Loss)                      		       $  414,264	  $ 325,538

Net Income (Loss) per Common Share	                     $.10	       $.08
Weighted Average Number
 of Common Shares                      	  	        4,298,351	  4,298,351
    See Accompanying Notes to Financial Statements

                             				   SUTRON CORPORTION
                          				STATEMENTS OF OPERATIONS
                              				     (Unaudited)
                                 			  Nine Months Ended
                                             		     September 30,
                                          		   2000          1999
                                        		___________	___________
Revenues                              			$ 7,249,800	$  8,727,213

Cost of Goods Sold		 	                  4,329,252	    4,913,045
	  						 ___________	  __________
Gross Profit                              	   	  2,920,548	   3,814,168
Research and Development Expenses	                  1,049,079	     827,605

Selling, General, and
 Administrative Expenses                  	    	  1,696,580	    1,750,429
                                       		   	___________	 ___________
Income (Loss) from Operations				    174,889	    1,236,134

Other Income (Expense)                        		        -	      (7,804)
Interest Expense                            		     19,754	      33,518

Income (Loss) before Provision  		        ____________	 ___________
 for Income Taxes			                    155,135	     1,194,812

Provisions for Income Taxes		                     57,820	    415,500
                                 			 ____________	 ___________
Net Income (Loss)                      			$    97,315	$     779,312

Net Income (Loss) per Common Share	                      $.02	        $.18

Weighted Average Number
 of Common Shares          		                 4,298,351       4,298,351

See Accompanying Notes to Financial Statements

                                                            SUTRON CORPORTION
                                                       STATEMENTS OF CASH FLOWS
                                                             (Unaudited)
                                        						       								           Nine Months Ended
                                                														       September 30,
                             				    2000	 1999
                 					___________    ___________
Cash Flows from Operating Activities:
  Net income (loss)					$    97,315   $  779,312
  Noncash items included in net income (loss):
    Depreciation and amortization			    133,335	    80,983
   (Gain) Loss on sale of assets			          -         -
    (Increase) Decrease in:
      Accounts receivables				   (414,882)	    206,638
   	Costs and estimated earnings in
	excess of contract billings			     (4,598)	     980,649
      Inventory					            (30,170)       (693,757)
      Prepaid items and other				   (235,892)         229,861

    Increase (Decrease) in:
      Accounts payable				             103,208        (65,507)
      Accrued expenses					    (180,384)	    (172,277)
      Accrued income taxes			              40,000          26,840
Estimated losses on uncompleted contracts		     (21,907)            -
Net Cash Provided (Used) by Operating Activities            (513,975)	   1,372,742
Cash Flows from Investing Activities:
     Purchase of property and equipment			     (197,292)      (215,440)
Net Cash Used in Investing Activities			     (197,292)      (215,440)
Cash Flows from Financing Activities:
  Payments on line of credit			                    -     (650,588)
  Payments on installment loans				            -	      (3,410)
  Payments on stockholder loans				            -	     (55,000)
  Payments on term notes payable			            -      (18,750)
  Payment for Treasury Stock					    -	        -
  Proceeds from sale of land					    -	        -
  Proceeds from term note					107,565		-
  Proceeds from line of credit advances				491,646		-
Net Cash (Used) Provided by Financing Activities	       599,211 	      (727,748)

Net Increase (Decrease) in Cash and Cash Equivalents	      (112,056)       429,554
Cash and Cash Equivalents, January 1			       159,507	      76,204
Cash and Cash Equivalents, September 30			     $  47,451	    $505,758

See Accompanying Notes to Financial Statements

SUTRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2000


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

                          MANAGEMENT'S DISCUSSION AND ANALYSIS
                                OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS

Results of Operations

Third Quarter 2000 Compared to 1999

Net Revenues. Sutron Corporation revenues for the fiscal quarters ended September 30, 2000 and September 30, 1999 were $3,569,338 and $3,133,389, respectively (an increase of 14%). Shipments on four international projects to Peru and Central America represented 49% of third quarter sales for the quarter ended September 30, 2000.

Gross Profit.  The Company's gross profit for the quarter
 ended September 30, 2000 increased 15% to $1,629,561 from $1,416,755 for the quarter ended September 30, 1999.
Gross profit as a percentage of sales increased to 45.7% from 45.2%. Gross profits increased in 2000 due primarily to the increase in sales.

Selling, General And Administrative.  Selling, general
And  administrative costs increased to $609,169
for the quarter ended September 30, 2000 from $534,632 for 1999. The increase is due to increased sales commissions relating to the international projects which shipped during the third quarter of 2000.

Research And Development. Research and development expenses decreased 5% to $338,138 in the quarter ended
September 30, 2000 from $357,108 in the quarter ended
September 30, 1999.

Nine months ended September 30, 2000 Compared to 1999

Revenues. The Company's revenues for the nine months ended September 30, 2000 decreased 17% to $7,249,800 from revenues of $8,727,213 in 1999. The US Geological Survey placed two orders totaling $1,912,000 for the 8210 Data Recorder/GOES Transmitter during the first six months of 1999. These were one time orders. The 8210's replaced older units which were retired by the US Geological Survey.

Gross Profit. Gross profit for 2000 decreased to $2,920,548 from $3,814,168 in 1999. Gross margin as a percentage of revenues for 2000 decreased to 40.3% as compared to 43.7% in 1999. The decrease in the Company's gross margin as a percentage of sales is attributed to the decreased sales volume.

Selling, General and Administrative. Selling, general and administrative expenses increased to $1,696,580 in 2000 from $1,750,429 in 1999, a decrease of $53,849 due to decreased sales and marketing activities by the Integrated Services Division and international selling expenses.

Research and Development.  Research and development
 expenses increased 27% to $1,049,079 in 2000 from $827,605 in 1999, an increase of $221,474. The Company is working on four major new producs and has added additional engineers and support staff and increased spending on application and software development projects during the nine months ended September 30, 2000.

Backlog. The Company's backlog of orders at September 30, 2000 was approximately $3,407,000. The Company anticipates that 65% of its backlog will be shipped in 2000.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $47,451 at September 30, 2000, compared to $159,507 at December 31, 1999.

The ratio of current assets to current liabilities was 2.9 as of September 30, 2000, compared to 3.6 as of December 31, 1999. Working capital increased $39,960 to $3,347,735 at the end of the third quarter of fiscal 2000 compared to $3,307,775 at the end of fiscal 1999.

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


                                      			Sutron Corporation
                                			     (Registrant)



November 14, 2000                        By /s/ Raul S. McQuivey
Date                                     Raul S. McQuivey
                                         Principal Executive Officer

November 14, 2000                        By /s/  Sidney C. Hooper
Date                                     Sidney C. Hooper
                                         Treasurer and Principal
						     Accounting Officer