Form 10KSB
period 2000-12-31
SUTRON CORP
filed 2001-04-02
CIK 728331

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

FORM 10 KSB


Annual Report Pursuant To Section 13 Or 15(D)
Of The Securities Exchange Act Of 1934

For the fiscal year ended: December 31, 2000

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year were $9,906,775.

The aggregate market value of the voting stock held by non-affiliates as of March 30, 2001 was approximately $1,148,000 based on the fair market value of such stock.

The number of shares outstanding of the issuer's
Common Stock, $.01 par value, as of March 30, 2001 was 4,291,851.


Documents Incorporated by Reference
Portions of the registrant's definitive proxy statement dated
April 9, 2001 are incorporated in Part III as set forth herein.

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

Distribution Methods of Products and Services

The Company's products and services are currently sold in the United States by the Company's direct sales force. As of December 31, 2000, the Company employed ten salaried sales and marketing personnel, including five engaged directly in field sales activities, and five in various other marketing and sales support functions. Internationally, the Company utilizes sales agents to sell its products and services.

Customers

During 2000, approximately 43% of the Company's products and services were sold to the Federal Government. Revenues in 2000 among the various agencies were as follows: U.S. Army Corps of
 Engineers, 7%; Department of Defense, 4%; Department of the Interior, 28%; and various other agencies of the federal government, 4%. The revenues from the Corps of Engineers were spread among some ten (10) separate Districts, and the revenues from the Department of the Interior among two (2) agencies, the U.S. Geological Surveyand the Bureau of Reclamation.

The Company also performed on various contracts of foreign origin. Total revenues from foreign customers amounted to approximately 32% of total revenues in 2000, 11% in 1999 and 29% of total revenues in 1998. Sutron actively markets its products and services internationally.

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

Research and Development

During the three years ended December 31, 2000, 1999, and 1998, Sutron's internally funded research and development costs were
 $1,352,506, $1,145,070 and $937,991 respectively. In 2000, the company released two new products, the Digital Water Level Monitoring System and the metric DMX. The majority of the development effort, however, was focused on two products that were near completion at the end of fiscal year 2000. SATLINK is a high data rate satellite transmitter that transmits at 100, 300 and 1200 baud and is eagerly awaited by our GOES customers who are mandated by NESDIS to purchase a higher rate satellite transmitter. EXPERT is the Companys next generation data logger that uses Microsoft CE as the operating system. It will enable the Company to enter closely related environmental markets such as tides and weather monitoring.


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

Backlog

The Company's backlog at December 31, 2000 was $2,619,672 as compared with $2,120,447 at December 31, 1999 . The Company anticipates that 95% of its 2000 year-end backlog will be shipped in 2001.

Employees

The Company had a total of 64 employees as of December 31, 2000 of which 63 were full time.

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

In July, 1999, the Company leased additional space of approximately 7,000 square feet in Sterling, Virginia. Two departments were relocated to the new space during fiscal year 2000 in order to provide increased production and warehouse space at the corporate headquarters.

The Company believes that its facilities are adequate for its present needs and that its properties are in good condition, well maintained and adequately insured.

Item 3.  Legal Proceedings

The Company is not a party to any pending legal proceeding nor is its property the subject of a pending legal proceeding.

Item 4.  Submission of Matters To A Vote of Security Holders

No matter was submitted during the fourth quarter of 2000 to a vote of the Company's security holders, either through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for Common Equity and Related Stockholder
Matters

(a)  Market Information

The common stock of Sutron Corporation is quoted over the counter through the NASD Bulletin Board supplied by the National Association of Securities Dealers, Inc. under the symbol STRN, and through the Pink Sheet Service of the National Quotation Bureau, Inc. The following table shows the high and low bid quotations in 2000 and 1999 by quarter as reported by the National Quotation Bureau, Inc. and the National Association of Securities Dealers, Inc. These quotations represent prices between dealers in securities, do not include retail mark-ups, mark-downs, or commissions and do not necessarily represent actual transactions.

MARKET INFORMATION

					2000			1999
				HIGH		LOW		HIGH		LOW
First Quarter		$2.50		$1.13		$1.38		$1.13
Second Quarter		 1.75		  .82        1.44	 	 1.00
Third Quarter	 	 1.25		  .82		 1.84	 	 1.06
Fourth Quarter	 	 1.15		  .69 	 2.00	 	 1.34


 (b)  Approximate Number of Equity Shareholders:
Title of Class: Common Stock, $.01 par value
Approximate Number of Record Holders At March 30, 2001: 745

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

 The following table sets forth, for the periods presented, certain income statement data of the Company expressed as a percentage of revenues:

				Percentage of Revenues

				2000		1999		1998
Revenues			100.0%	100.0%	100.0%
Cost of sales		 62.6		58.3		62.8
Gross profit		 37.4		41.7		37.2
Selling, general and
administrative expenses	 24.8		21.3		21.2
Research and
Development expenses	 13.6		10.0		9.5
Operating income		 (1.0)	10.4		6.5
Other income		    -		-		1.6
Interest expense		   .4		  .4		.5
Income before
 income taxes		 (1.4)	10.0		7.6
Income taxes		 (1.0) 	 3.5		(.8)
Net income			  (.4)	 6.5%		8.4%


Fiscal 2000 Compared to Fiscal 1999

Results of Operations

The Companys Revenues for 2000 decreased 13% to
$9.9 million from revenues of $11.4 million in 1999.
Revenues from sales to domestic customers decreased in 2000 to $6.7 million from $10.1 million in 1999, a decrease of 34%. Export sales increased to $3.2 million in 2000 from $1.3 million in 1999. The Company was awarded several major international projects in 2000 in Peru. These contracts totaled $1.6 million. The Company expects export sales to increase significantly in fiscal year 2001 to $4.8 million due to expanding demand world-wide for hydrological and meteorological data.

Datalogger/Transmitter product sales decreased 60% to $3.3 million in 2000 from $7.6 million in 1999. The decrease is due to one time orders totaling $1.9 million for the 8210 Datalogger with a satellite transmitter in 1999 which were not repeated in 2000 and due to the Company classifying standard products used in systems as systems sales rather than product sales in 2000. Systems sales and services increased to $3.8 million from $1.3 million reflecting the change in the classification of standard products used in systems and the increase in international sales. Sales of sensor and accessory products increased to $2.8 million from $2.5 million.

The Companys largest customer in each of 2000 and 1999 was the Department of the Interior, the principal agencies being the US Geological Survey and the Bureau of Reclamation, which accounted for 28% and 52% of revenues. Commercial and international revenues represented 57% of revenues in 2000 versus 31% in 1999.

Gross Profit

Gross profit for 2000 decreased 22% to $3.7 million from $4.8 million in 1999. Gross margin as a percentage of revenues for 2000 decreased to 37.4% as compared to 41.7% in 1999. The decrease in gross margin in 2000 is a result of increased product costs and less absorption of overhead due to decreased volumes and efficiencies. The Companys gross margin is dependent in part on product costs, product mix and overhead expenses, all of which fluctuate from year to year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased
1% to $2.5 million in 2000 from $2.4 million in 1999.
Selling, general and administrative expenses as a percentage of revenues increased to 24.8% in 2000 from 21.3% in 1999 due to the decrease in revenues.

Research and Development Expenses

Research and development expenses increased 18% to
$1.35 million in 2000 from $1.15 million in 1999.
Research and development expenses as a percentage of
revenues increased to 13.6% in 2000 from 10% in 1999.
In 2000, the company released two new products, the
Digital Water Level Monitoring System and the metric DMX.
The majority of the development effort, however, was
focused on two products that were near completion at the
end of fiscal year 2000.  SATLINK is a high data rate
satellite transmitter that transmits at 100, 300 and
1200 baud and is eagerly awaited by our GOES customers
who are mandated by NESDIS to purchase a higher rate
satellite transmitter.  EXPERT is the Companys next
generation data logger that uses Microsoft CE as the
operating system.   It will enable the Company to enter
closely related environmental markets such as tides and weather monitoring.

Other Income (Expense)

Other income and expenses consisted of interest expenses of $38 thousand in 2000 compared to $45 thousand in 1999.

Fiscal 1999 Compared to Fiscal 1998

Results of Operations

The Company's revenues for 1999 increased 15% to $11.4 million from revenues of $9.9 million in 1998.

Sales to domestic customers increased to $10.1 million from $7 million in 1998, an increase of 44%. Export sales decreased to $1.3 million in 1999 from $2.9 million in 1998.
The Company was not awarded any major international projects in 1999.

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


Liquidity and Capital Resources

The Companys working capital was $3.2 million at December 31, 2000, compared to $3.3 million at December 31, 1999. Cash on hand was $2,799 at
December 31, 2000, compared to $159,507 at December 31, 1999.

Net cash used by operating activities was $.3 million for the year ended December 31, 2000, compared to cash provided by operations of $1.3 million for the year ended
December 31, 1999 and cash used by operations of $.3 million for the year ended December 31, 1998.

Net cash used in investing activities was $.3 million for the year ended December 31, 2000, compared to cash used of $.3 million and cash provided of $.3 million for the years ended December 31, 1999 and 1998, and was primarily due to purchases of property and equipment.
Cash provided in 1998 was due to the sale of land.

Net cash provided by financing activities was $.5 million in 2000 due to draws on the line of credit to finance operating and investing activities. Net cash used by financing activities was $.7 million and $.1 million for the years ended December 31, 1999 and 1998.

The Company has a revolving credit facility of $2.0 million and a capital equipment credit facility of $.4 million, of which $168,420 had been utilized as of December 31, 2000. The terms of the credit facility and capital equipment facility are until July 1, 2001 and are subject to renewals thereafter.

Management believes that its existing cash resources, cash flow from operations and short-term borrowings on our existing credit line will provide adequate resources for supporting operations during fiscal 2001.




INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Sutron Corporation
Sterling, Virginia


	We have audited the accompanying balance sheets of Sutron Corporation as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for each of the three years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

	In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sutron Corporationas of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years ended December 31, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.


Thompson, Greenspon & Co.


Fairfax, Virginia
March 1, 2001

                       PART I. - FINANCIAL INFORMATION
                                  SUTRON CORPORATION
                                    BALANCE SHEETS
			(In thousands)



					December 31,	  December 31,
						2000		      1999
ASSETS
Current assets
Cash and cash equivalents		$   3			$ 159
Accounts receivable			2,029			1,683
Inventory					2,702			2,537
Prepaid items and other			  572			  226
						-----			------
Total current assets			5,306			4,605
Property, plant and equipment		2,351			2,033
Accumulated depreciation
 and amortization				(1,522		(1,355)
						-----			------
Net property, plant, and
equipment					829			678
						-----			------
Other assets				14			14
						-----			------
Total Assets				$6,149		$5,297
						======		======



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable				$1,046	$503
Accrued payroll				   151	 152
Other accrued expenses			   473	 591
Contract billings on contracts
 in progress in excess of
costs and estimated earnings		    -		   4
Estimated losses on
 uncompleted contracts			    -		  22
Line of credit				  406		   -
Current maturities of
long-term notes				   57		  25
						-----		-----
Total current liabilities		2,133		1,297
Long-term notes				  112		   50
						-----		-----
Total liabilities				2,245		1,347
						-----		-----

Stockholders' equity
Common stock, 				   43		   43
Additional paid-in capital		2,310		2,316
Retained Earnings (Deficit)		1,551		1,591
						-----		-----
Total stockholders' equity		3,904		3,950
						-----		-----
Total liabilities and
stockholders' equity			$6,149     $5,297
						======	=====



See Accompanying Notes to Financial Statements

                                SUTRON CORPORTION
                             STATEMENTS OF OPERATIONS
				(In thousands, except per share data)
                             	   Year Ended December 31,
					2000		1999		1998
Revenue			     $9,907	    $11,405	     $9,888
Cost of sales			6,198		6,644		6,209
					-----		-----		-----
Gross profit 			3,709		4,761		3,679
Selling, general and
administrative expenses 	2,457		2,425		2,103
Research and development
expenses				1,353		1,145		938
					-----		-----		-----
Operating income			(101)		1,191		638
Other income (expense)		   1		(8)		164
Interest expense, net		 (38)		(45)    	(51)
					-----		-----		-----
Income before income taxes 	(138)		1,138		751
Income taxes			 (98)		403		(80)
					-----		-----		-----
Net income 				 (40)		$735		$831
					=====		=====		=====
Net income per common share	(.01)		.17		.20
Net Income per diluted share	(.01)		.17		.19

See Accompanying Notes to Financial Statements

						SUTRON CORPORATION
					STATEMENTS OF STOCKHOLDERS' EQUITY
				YEARS ENDED DECEMBER 31, 2000, 1999, and 1998
					(In thousands, except shares data)

				COMMON			PAID-IN	ACCUMULATED
				SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAl

Balance, December
 31, 1997			4,225,851	$42		$2,282	25	 	2,350
Retirement of
 treasury shares		(5,000)	-		    (7)	  -		   (7)
Exercise of stock
 options			77,500	1		     40	  -		    41
Net income									831		   831
				--------	---		------	-----		-----
Balances, December
 31, 1998			4,298,351	$43		2,316		856		3,215
Net income			       -	 -		    -		735		  735
				---------	---		-----		-----		-----
Balance, December
 31, 1999			4,298,351	$43		$2,316	$1,591 	$3,950
Retirement of
 treasuary shares	         (5,000)    -		    (6)	    -          (6)
Net income for 2000	        -	  -		    -	        (40)	  (40)
				---------	---		-----		-----		-----
Balances, December
 31,2000			4,293,351	$43		$2,310	$1,551	$3,904
				=========	===		======	======	======


      See Accompanying Notes to Financial Statements

                                    		SUTRON CORPORTION
                             			   STATEMENTS OF CASH FLOWS
								(In thousands)
                                             Year Ended December 31,


							2000        1999		1998
Cash flows from operating activities:
Net income						$(40)		$735 		$831
Non-cash items included in net income:
 Depreciation and amortization		 167		114		 87
 Gain (loss) on sale of equipment, net	 (1)		  - 		(207)
Changes in current assets and
 liabilities:
Accounts receivables				(346)		78		43
Costs and estimated earnings in
excess of billings on contracts
in progress 					   -		1,137		(734)
Inventory						(165)		(709)		(300)
Prepaid items and other				(346)		143		(297)
Other assets					   -		23		2
Accounts payable					  543		(249)		142
Accrued expenses					(119)		(96)		344
Contract billings in excess of
costs and estimated earnings			  (4)		(113)		(52)
Estimated losses on uncompleted
 Contracts						(22)		10		(13)
Income taxes payable				   -		    -		(111)
							-----		-----		-----
Net cash provided by operating activities	(333)		1,073		(265)

Cash flows from investing activities:
Purchase of property and equipment		(317)		(256)		(438)
Proceeds from sale of investment		   -		   -		 700
							-----		-----		-----
Net cash used by investing activities	(317)		(256)		 262

Cash flows from financing activities:
Proceeds from issuance of common stock	(6)		  -		34
Proceeds from line of credit, net		406		  -		77
Proceeds from term notes payable		94		  -		100
Payments on line of credit, net		 -		(651)		--
Payments on term notes payable		 -		(25)		(272)
Payments on installment loans			 -		(3)		(4)
Payments on stockholder loans			 -		(55) 		(25)
							-----		-----		-----
Net cash used by financing activities	494		(734)		(90)

Net increase (decrease) in cash and
 cash equivalents					(156)		83		(93)
Cash and cash equivalents, beginning
 of year						 159		76		169
							-----		-----		-----
Cash and cash equivalents, end of year	$  3	    $   159		$  76
							=====		=====		=====

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

Cash and Cash Equivalents
For purposes of the statements of cash flows, cash equivalents include time deposits and all highly liquid debt instruments with original maturities of three months or less.
Interest paid amounted to $34,866 in 2000, $75,555 in 1999, and $59,808 in 1998.
Income taxes paid amounted to $50,000 in 2000, $442,065 in 1999 and $130,627 in 1998.

Accounts Receivable
The Company set a provision of $44,000 in 2000 and $15,000 in 1999 for account that may not be collected in future periods. Bad debt expense amounted to $39,199 for 2000, $17,719 in 1999 and $2,783 in 1998. Amounts
earned on completed contracts and receivables that have not yet been billed, are recorded as unbilled receivables.

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

Financial Instruments
The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and short term notes receivable approximate their carrying amounts in the financial statements.
Based on the borrowing rates currently available to the Company for debt with similar maturity dates and collateral, the estimated fair value of long-term debt is $111,841 at December 31, 2000.

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

Capital
The Company has 12,000,000, $.01 par value, shares authorized. There were 4,293,351 shares issued and outstanding at December 31, 2000 and 4,298,351 shares issued and outstanding at December 31, 1999 and December 31, 1998. The Company's Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market transactions. As of December 31, 2000, 10,000 shares have been repurchased.

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


							Years Ended December 31,
	     					2000  		1999		     	1998
Weighted average shares used in	4,298			4,298			4,235
   Basic computation
Common stock equivalents-options	   --			   47			   37
Weighted average shares used in 	4,298			4,345			4,272
   Diluted computation





2. CONTRACTS IN PROGRESS
Information with respect to contracts in progress at December 31, is as follows (in thousands):

								2000		1999
Direct and indirect costs, including overhead	 -- 		$654
Earnings (loss)					   	 --		 (57)
Totals							 --		$597

Billings							 --		$624
Costs and estimated earnings in excess of
billings							 --		  (5)
Estimated losses on contracts in process		 --		 (22)
Totals							 --		$597


3. INVENTORY
Inventory is stated at the lower of cost or market.
Electronic components and work in process and finished goods
Costs consisting of materials, labor and overhead are Recorded at a standard cost. Inventory consists of the following at December 31 (in thousands):

							2000			1999
Electronic components				$  1,311		$ 991
Work in process					     882		  879
Finished goods					     509		  667
Totals						$  2,702	     $2,537


4. ACCUMULATED DEPRECIATION AND AMORTIZATION
Accumulated depreciation and amortization at
December 31, is as follows (in thousands):

			      	2000		  1999
Furniture and equipment		$1,471	  $1,315
Automotive equipment		    35	      28
Leasehold improvements     	    16	      12
Totals				$1,522	  $1,355

5. LINE OF CREDIT
The Company signed a loan and security agreement which extends the Company a revolving line of credit.
The maximum amount of borrowing under the line is not to exceed the lesser of $2,000,000 or the Company's borrowing base as determined by the bank.
Interest on the unpaid balance is payable monthly at prime plus one half percent. The maturity date of the line is July 1, 2001, and the outstanding balance at December 31, 2000, amounted to $406,181 and was $0 at December 31, 1999.

6. NOTE PAYABLE
The Company repaid the original loan and security agreement during 1998 with the proceeds from the sale of the land investment. The Company borrowed an additional $100,000 in December, 1998. The note calls for monthly payments of principal of $2,083 and accrued interest. The interest rate is 8.35 percent and matures in December, 2002.
  Additionally, the note agreement contains certain financial covenants. In July 2000, the Company borrowed $126,315 under a separate term note payable.
The note calls for monthly principal and interest of $2,632. The interest rate is 10 percent and matures
October 2004. The above referenced lince of credit and term note payable are secured by substantially all assets of the Company. Principal maturities for all indebtedness described in Notes 6 and 7 are as follows at December 31 (in thousands):


Year ending December 31:
2001                         $463
2002                           57
2003                           31
2004                           24
					---
Total                        $575
					===


7.  LEASE OBLIGATIONS
The Company signed a 5 year option under the current lease for its headquarters and production facilities which expires in March 2003.
The operating lease calls for
monthly rent of $14,594 including $4,240 estimated as the Company's pro rata share of operating expenses and annual rent increases of three percent.

The Company entered into a lease agreement for office space and a repair facility in Boise, Idaho.
The three year lease, expiring in November, 2001, calls for monthly payments of $1,250 and annual rent increases of three percent.

The Company entered into a lease agreement for additional office and warehouse space in Sterling, Virinia. The 45 month lease, expiring in March, 2003, calls for monthly
Payments of $10,043 and annual rent increases of three percent.

Rent expenses amounted to $238,000 in 2000, $165,000 for 1999, and $160,000 for 1998.

The following is a schedule, by years, of future minimum payments due (in thousands):

	Year ending December 31:
	2001			$248
	2002			 239
	2003			  69
	   Total		$548

8.  INCOME TAXES
The income tax (benefit) expense charged to operations for the years ended December 31, were as follows (in thousands):


	  						2000		1999		1998
Current income tax (benefit) expense	$(141)	$386		$(40)
Deferred tax benefit	  			   43		  17		 (40)
Total tax  (benefit) expense			$ (98)	$403		$(80)

Deferred tax assets, are comprised of the following at December 31 (in thousands):

	 						 2000		1999		1998
Estimated losses on contracts			$ --		$  9		$  4
Accrued vacation and warranty	 	  	 104		  96		  88
Gross deferred tax assets			 104		 105		  92
Gross deferred tax liability -
depreciation				  	 (94)		 (52)		 (22)
Net							$ 10		$ 53		$ 70


A reconciliation between the amount of reported income tax expense and the amount computed by multiplying the applicable statutory Federal income tax rate is as follows:


	    					 2000		1999		1998
Income before income taxes		$(138)	$1,138	$ 831
Applicable statutory tax rate	          34%	  34%	    	 34%
Computed "expected" Federal tax
expense					    (47)	   387	  283
Adjustments to Federal income tax
resulting from:
State income tax				    (7)	    56	  ---
Tax credits					   (44)	   (40)       (44)
Change in valuation allowance	 	    --	    --	 (319)
Income tax (benefit) expense		$  (98)      $ 403        (80)

10. MAJOR CUSTOMERS
Set forth below are customers, including agencies
of the U.S. Government, from which the Company
received more than 10 percent of total revenue,
for the years ended December 31:
				2000	1999	1998
Department of Interior	28%	52%	35%
International		32%	11%	29%
Commercial			25%	20%	21%
Department of Defense	11%	15%

10.  STOCK OPTIONS PLANS
Stock Options
The Company has granted stock options under the 1998 and the 1996 Stock Option Plans to key employees and directors for valuable services to the Company. Under the 1996 Plan a maximum of 260,000 shares may be granted at not less than 100 percent of the fair market value at the grant date. The Company authorized
60,000 shares and granted 5,000 shares under
 the 1998 stock option plan. All options have a ten year term from the date of grant. The following summarizes the option activity under the 1998 and 1996 Stock Option Plans for the last three years:

	                           Number of	Option Price
	                            Shares
					(in thousands)	   Per Share

Outstanding, December 31, 1997	362	     $.53 - 1.125
Grants	                         5		1.44
Exercised	                         (78)		.53
Canceled or expired			(25)		.53

Outstanding, December 31, 1998	264		1.125 - 1.44
Grants                              -	      -
Exercised                           -     	-
Canceled or expired			(9)		1.125 - 1.44

Outstanding, December 31, 1999	255		1.125
Grants					 --		    --
Exercised					 --		    --
Canceled or expired		       --		    --

Outstanding at Decembr 31, 2000	255		$1.l25







The vesting period of the remaining options is as follows:

Vested and exercisable	204
November 1, 2001		51
Total				255

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

If the Company had elected to recognize compensation
 cost for the plan based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts indicated below:


	   			2000		1999		1998
Net income
As reported			$(40)		$735		$831
Pro forma			 (40)		 735		 797
Earnings per share
As reported			(.01)		 .17		 .20
Pro forma			(.01)		 .17		 .19


The fair value of the options granted in 1998
 amounted to $7,000.
Compensation costs under SFAS 123 are recognized
 when the options are vested and exercisable.
The fair value of Sutron Corporation stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black Scholes pricing model with the following assumptions: a risk free interest rate of 6.45 percent, no estimated dividend yield, an expected volatility of 34 percent and an expected holding period of five years.

11.  PROFIT SHARING PLAN
The 401 (k) Profit Sharing Plan covers substantially all full time employees. The contributions, if any, to the plan will be determined each year by the
Board of Directors based on profits. The contribution was $0 for 2000, $190,692 for 1999, and $147,000 for 1998.

12.  EXPORT SALES
Export sales from the Company's operations were as follow (in thousands):

	         			Year ended December 31,
	  				  2000	1999		1998
Central and South America	$2,202	$   64	$  887
Canada			         242	   492	   371
Asia					   447         425	 1,310
Australia/New Zealand		    52	    29	    57
Europe and other			   219	   278	   257
					$3,162	$1,288	$2,882


13.  SEGMENT INFORMATION
The Company currently reports its results in two divisions, Hydromer Products and integrated Systems. Hydromet
Products division produces Sutron's standard environmental monitoring products including dataloggers. The integrated Systems division produces integrated systems of Sutron products with software, installation, training and special parts. Segment information including revenues, cost of sales and gross margin are as follows (in thousands):


					Years Ended December 31,
					2000		1999		1998
Revenue
Hydromet Products			$ 6,130	$10,095	$8,141
Integrated Systems		$ 3,777	  1,310	 1,746
 Totals				$ 9,907	$11,405	$9,887

Cost of Goods Sold
Hydromet Products			$3,570	$5,489	$4,848
Integrated Systems		 2,628	 1,156	 1,360
 Totals				$6,198	$6,645	$6,208

Gross Margin
Hydromet Products			$2,560	$4,606	$3,293
Integrated Systems		 1,149	   154	   386
 Totals				$3,709	$4,760	$3,679


Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

	None

PART III

Information required by Item 10 - Executive Compensation, Item 11 - Security Ownership of Certain Beneficial Owners and Management and Item 12 - Certain Relationships and Related Transactions and certain information required by Item 9 - Directors, Executive Officers, Promoters and Control Persons will be contained on pages 1 through 6 of the registrant's definitive proxy statement to be filed on April 9, 2001 and is incorporated herein by reference.

Item 9.  Directors, Executive Officers, Promoters and Control
Persons

Executive Officers

The following tabulation sets forth the names of the executive officers at December 31, 2000, the positions and offices with the Company held by them, the date they first became officers, and their ages at December 31, 2000:

								First	Became
Name	Office						an Officer	Age
Raul S. McQuivey	President, Chief Executive	1980		61
			Officer and Chairman
Glenn A. Conover	Executive Vice President
			 and a Director			1985		61
Daniel W. Farrell	Vice President, Secretary	1984		48
			and a Director
Sidney C. Hooper	Treasurer				1993		42



Item 13.  Exhibits and Reports on Form 8-K.

(A)	Index to Exhibits

Exhibit No.	          Description
3(a)	Copy of Articles of Incorporation of Sutron Corporation,
	received and approved December 30, 1975 (1)
3(b)	Copy of Articles of Amendment to the Articles of
	Incorporation and Articles of Reduction of Stated
	Capital of Sutron Corporation received and approved
	September 7, 1983(1)
3(c)	By-laws of the Registrant(1)
3(d)	Copy of Articles of Amendment to the Articles of
	 Incorporation received and approved June 8, 1995(10)
4(a)	Specimen Shares of Common Stock Certificate(2)
4(b)	Form of Warrant to be issued as part of Unit (2)
4(c)	Amended Form of Warrant issued as part of Unit(3)
4(d)	Incentive Stock Option Plan dated August 31, 1983(1)
4(e)	Stock Bonus Plan dated August 31, 1983(1)
4(f)	Loan and Security Agreement, dated December 11, 1992
	between the Company and Crestar Bank (8)
4(g)	1996 Stock Option Plan (11)
10(a)	Employment Agreement dated as of July 1, 1983 with
	 Kenneth W. Whitt(1)
10(b)	Employment Agreement dated as of July 1, 1983 with
Dr.
	 Raul S. McQuivey(1)
10(c)	Employment Agreement dated as of July 1, 1983 with
Dr.
	Thomas N. Keefer(1)
10(d)	Employment Agreement dated as of July 1, 1983 with
Duane
	M. Preble(1)
10(e)	Purchase Agreement dated as of July 1, 1983 with Eric
S.
	Clyde(1)
10(f)	Stock Option Agreement between Registrant and Gerald
	 Calhoun dated July 1, 1983(1)
10(g)	Certified Copy of Resolution of Commissioners of
	Fairfax
	County Economic Development Authority, adopted October 	12,
	 1982, approving $425,000 Industrial revenue bond loan
	to registrant(1)
10(h) 	Certified Copy of Resolution of Commissioners of
	Fairfax County Economic Development Authority, adopted
	March 8, 1983, approving $400,000 industrial revenue
	bond loan to registrant (1)
10(i)	Certified Copy of Resolution of Board of Supervisors
	of Fairfax County, adopted March 21, 1983, approving
	issuance of industrial revenue bonds for purpose of
	$400,000 loan to Registrant(1)
10(j)	License agreement dated January 29, 1987, with TSUKASA
	SOKKEN Co., Ltd. of Japan, to use U.S. Patent No.
	3,677,085 (4)
10(k)	License agreement dated November 10, 1986, with S.A.
	Des Caliberies et Trefileries de Cossonay of
	Switzerland, to use U.S. Patent No. 4,279,147 and
	Canada Patent No. 1,120,286 (4)
10(l)	Lease agreement dated September 18, 1987, with Squire
	Court Limited Partnership to lease building space
	(9,000 sq. ft.) (4)
10(m)	Copy of termination agreement with Duane Preble dated April 1, 1988 (5)
10(n)	Sale agreement with National Hospital Health System
	Corporation, dated November 29, 1989, and subsequent
	amendments dated December 29, 1989, February 28, 1990,
	and March 27, 1990, to sell land and building in
	Herndon, Virginia (6)
10(o)	Lease agreement dated May 9, 1990 with National
	Hospital Health SystemCorporation to lease building
	space (5545 sq.ft.) (7)
10(p)	Stock Option Agreement between Sutron Corporation and
	Glenn A. Conover dated October 15, 1990 (7)
10(q)	Stock Option Agreement between Sutron Corporation and
	Daniel W. Farrell dated October 15, 1990 (7)
10(r)	Lease agreement dated July 30, 1992 with Loudoun
	Holding Inc. to lease building space (16,794 sq. ft.)
	(8)
10(s)	Stock Option Agreement between Sutron Corporation and
	Ronald C. Dodson dated December 6, 1993 (9)

10(t)	Stock Option Agreement between Sutron Corporation and
Raul S. McQuivey dated November 1, 1996 (11)

10(u)	Stock Option Agreement between Sutron Corporation and
Glenn A. Conover dated November 1, 1996 (11)

10(v)	Stock Option Agreement between Sutron Corporation and
Daniel W. Farrell dated November 1, 1996 (11)

10(w)	Stock Option Agreement between Sutron Corporation and
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

The registrant did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2000.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	       Sutron Corporation
		(Registrant)

Date:  April 2, 2001
By
/s/ Raul S. McQuivey 			Raul S. McQuviey, President
						and Director (Principal
						Executive and Financial
						Officer)

In accordance with the Securities Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 2, 2001
By
/s/ Raul S. McQuivey 			Raul S. McQuivey,
						President
			 			and Director
						President and
						Chief Executive Officer

Date: April 2, 2001
By
/s/ Thomas N. Keefer 			Thomas N. Keefer,
						Vice President and
						Director

Date: April 2, 2001
By
/s/ Daniel W. Farrell 			Daniel W. Farrell,
						Vice
						President and
						Director


Date: April 2, 2001
By
/s/ Ronald C. Dodson 			Ronald C. Dodson
						Director

Date: April 2, 2001
By
/s/ Sidney C. Hooper 			Sidney C. Hooper,
						Treasurer and Chief
						Accounting Officer