Form 10QSB
period 2001-03-31
SUTRON CORP
filed 2001-05-16
CIK 728331

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

FORM 10 QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended	                  March 31, 2001

Commission file number   0-12227

                        Sutron Corporation
(Exact name of registrant as specified in its charter.)

        	Virginia				54-1006352
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation organization)

21300 Ridgetop Circle, Sterling Virginia     	20166
(Address of principal executive offices)       	(Zip  Code)

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

   Common Stock, $.01 Par Value - 4,291,851 shares of as of March 31, 2001.

                     PART I. - FINANCIAL INFORMATION

                                                      SUTRON CORPORATION
                                                       BALANCE SHEETS
                                                         (Unaudited)
                                    		March 31,     	December 31,
                                         	 	2001	         	2000
                                       		___________     ___________
Assets
Current Assets:
 Cash                                 		 $   35,516	     $ 2,799
 Accounts receivables       			        1,287,323		2,029,170
 Inventory	                            		  3,337,904		2,702,256
 Other	                                        473,066         572,029
                                       		___________     ___________
Total Current Asset	                    	 $5,133,809	     $5,306,254

 Property, Plant, and Equipment,
  less accumulated depreciation
  and amortization of $1,566,700
  and $1,522,255						  815,043		  828,637

Deposits and Other Assets                 	     14,247  	   14,247
                                       		___________		__________
TOTAL ASSETS                        		 $5,963,099      $6,149,138



                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable	                    		    $  675,585    $1,046,220
 Accrued payroll						    	  75,001       150,977
 Accrued expenses                        			 463,409       473,510
 Line of credit			 		             856,976       406,181
Current maturities of long-term notes			  56,579        56,579
								    __________ 	__________
Total Current Liabilities                		    $2,127,551    $2,133,467

Long-term liabilities:
 Long-term notes payable                       		  97,697	   111,841
								    __________	__________
	Total liabilities					     2,225,247     2,245,308

Stockholders' Equity:
 Common stock, $.01 par value,				  42,919        42,934
 Additional paid in capital	             	     2,308,939     2,310,661
 Retained Earnings                  	 	     1,385,994     1,550,235
								     ___________	__________
Total Stockholders' Equity                	     3,737,852	 3,903,830

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    		    $5,963,099    $6,149,138

See Accompanying Notes to Financial Statements

                             SUTRON CORPORTION
                          STATEMENTS OF OPERATIONS
                               (Unaudited)
                                  			       Three Months Ended
                                             			March 31,
                                          		    2001	     2000
                                        			___________	___________
Revenues                              		 	 $2,063,114  $1,917,570

Cost of Goods Sold			      		  1,251,608   1,201,628
                                    			___________	__________
Gross Profit                              		    811,507     715,942

Research and Development Expenses	     			    420,753     413,880

Selling, General, and
 Administrative Expenses                  	          637,735     603,432
                                       			___________	  ___________
Income (Loss) from Operations		      		   (246,981)   (301,370)

Other Expense                               		          0           0

Interest Expense                            		      8,260       1,622

Income (Loss) before Provision  				____________  ___________
 for Income Taxes			        			    (255,241)  (302,992)

Provisions for Income Taxes		       		    ( 91,000)  (136,000)
                                 				____________  ___________
Net Income                           			   $(164,241) $(166,992)

Net Income per Common Share        	              		 $(.04)     $(.04)


Weighted Average Number
 of Common Shares                       	 	          4,293,068  4,298,351

See Accompanying Notes to Financial Statements

                                                         SUTRON CORPORTION
                                                       STATEMENTS OF CASH FLOWS
                                                            (Unaudited)
                                        			Three Months Ended
                                                		March 31,
                                             		2001    	   2000
                                           		___________  __________
Cash Flows from Operating Activities:
  Net income (loss)                       		$ (164,241)  $ (166,992)

  Depreciation and amortization                	          44,454       44,445
(Increase) Decrease in:
    Accounts receivables                      	         741,847      509,809
    Costs and estimated earnings in
      excess of contract billings             	               0       (6,823)
    Inventory                            			  (635,648)      41,738
    Other assets            		           	           98,963     (194,904)
Increase (Decrease) in:
    Accounts payable                          	        (370,635)     (69,825)
    Accrued expenses			          		   (86,077)     (71,184)
    Accrued income taxes			       	         0      (14,959)
    Contract billings in excess of
	costs and earnings					         0       (4,598)
    Estimated losses on uncompleted
     contracts                                 		         0      (15,000)
		__________	_______
Net Cash Provided by Operating Activities  	         (371,337)     51,707

Cash Flows from Investing Activities:
Capital expenditures                         	          (30,859)    (99,704)
Net Cash Used in Investing Activities	     		    (30,859)    (99,704)

Cash Flows from Financing Activities:
Proceeds from advances on line of credit                  450,795          0
Payments on Term notes payable              	          (14,144)     (6,250)
Payments on Installment notes payable			   	    0           0
Purchase of Treasury Stock					     (1,738)	    0
Net Cash (Used) by Financing Activities	       	   (434,913)     (6,250)
									____________   _________
Net Increase (Decrease) in Cash                  	    (32,717)    (54,247)
Cash and Cash Equivalents, January 1	        	      2,799     159,507
                                             		___________	   _________
Cash and Cash Equivalents, March 31				$    35,5l6   $ 105,260

See Accompanying Notes to Financial Statements


SUTRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2001


1.  Basis of Presentation

The accompanying financial statements, which should be read in conjunction with the financial statements of Sutron Corporation ("the Company") included in the 2000 Annual Report filed on Form 10-KSB, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim period. The Company believes that all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation for such periods have been included.

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


                          MANAGEMENT'S DISCUSSION AND ANALYSIS
                                OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS

Results of Operations

Net Revenues.  The Company's revenues for the three months
 ended March 31, 2001 increased 8% to $2,063,114 from $1,917,570 in 2000 due to increased sales of products and primarily sales of the 8210 datalogger product line. The Company has historically had slow first quarters and sales results were in line with historical performance.

Gross Profit. Gross profit for 2001 increased to $811,507 from $715,942 in 2000. Gross margin as a percentage of revenues for 2001 increased to 39% as compared to 37% in 2000. The increase in the Company's gross margin as a percentage of sales is attributed to increased sales volume and to increased sales of standard products which carry higher margins than services.

Selling, General And Administrative. Selling, general and administrative expenses increased to $637,735 in 2001 from $603,432 in 2000, an increase of $34,303 or 6%. The increase was due to increased selling activities.

Research And Development. Research and development expenses increased 2% to $420,753 in 2001 from $413,880 in 2000, an increase of $6,873. The Company expects its SATLINK transmitter and Xpert Datalogger to be released in the second quarter of fiscal 2001. Product development expenditures are primarily focused on these two products.

Interest Expenses. Interest expenses increased to $8,260 in 2001 from $1,622 in 2000 as a result of the company's increased borrowings on the line of credit to finance inventories relating to SATLINK and Xpert.

The Company's backlog of orders at March 31, 2001 was $1,952,078. The Company anticipates that 95% of its March backlog will be shipped in 2001.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $35,516 at March 31, 2001, compared to $2,799 at December 31, 2000.

The ratio of current assets to current liabilities was 2.4 as of March 31, 2001, compared to 2.5 as of December 31, 2000. Working capital decreased $166,529 to $3,006,258 at the end of the first quarter of fiscal 2001 compared to $3,172,787 at the end of fiscal 2000.

Management believes internally generated funds and short-term borrowings on our existing credit line will provide adequate resources for supporting operations during the remainder of fiscal 2001.


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


                                      			Sutron Corporation
                                			     (Registrant)



May 15, 2001                             /s/Raul S. McQuivey
Date        	                       Raul S. McQuviey
                                         Principal Executive Officer

May 15, 2001                             /s/Sidney C. Hooper
Date                                     Sidney C. Hooper
                                         Principal Accounting Officer



Exhibit 11
Sutron Corporation
Computation of Per Share Earnings

					       	Three Months Ended
                                          	March 31,
                                          2001	     2000
                                        	__________	_________
Basic EPS
Average shares outstanding		      4,293,068	4,298,351
Net Income				         	$(164,241)	 $(166,992)
Net Income per common share		          $(.04)	     $(.04)

Dilutive EPS
Average shares outstanding		       4,293,068	4,298,351
Effect of dilutive securities		              -	   51,543
Total average shares outstanding		 4,293,068	4,349,894
Net earnings				       $(164,241)	 $(166,992)
Net income per diluted share		           $(.04)	     $(.04)
