Form 10QSB
period 2001-06-30
SUTRON CORP
filed 2001-08-15
CIK 728331

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

FORM 10 QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended	                  June 30, 2001

Commission file number   0-12227

                        Sutron Corporation
(Exact name of registrant as specified in its charter.)

        	Virginia				54-1006352
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation organization)

21300 Ridgetop Circle, Sterling Virginia     	20166
(Address of principal executive offices)       	(Zip  Code)

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

   Common Stock, $.01 Par Value - 4,289,551 shares of as of June 30, 2001.

                     PART I. - FINANCIAL INFORMATION

                                                      SUTRON CORPORATION
                                                       BALANCE SHEETS
                                                         (Unaudited)
                                    		  June 30,     December 31,
                                         	 	   2001	       2000
                                       		___________     ___________
Assets
Current Assets:
 Cash                                 		 $   85,372	     $    2,799
 Accounts receivables       			        1,414,007		2,029,170
 Inventory	                            		  3,053,312		2,702,256
 Other	                                        537,576         572,029
                                       		___________     ___________
Total Current Asset	                    	 $5,090,267	     $5,306,254

 Property, Plant, and Equipment,
  less accumulated depreciation
  and amortization of $1,611,145
  and $1,444,605						    814,305		  828,637

Deposits and Other Assets                 	     14,247  	   14,247
                                       		___________		__________
TOTAL ASSETS                        		 $5,918,819      $6,149,138



                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable	                    		    $  536,508	$1,046,220
 Accrued payroll						    	 158,949       150,977
 Accrued expenses                        			 451,073       473,510
 Line of credit			 		             680,897       406,181
Current maturities of long-term notes			 118,204        56,579
								    __________ 	__________
Total Current Liabilities                		    $1,945,631    $2,133,467

Long-term liabilities:
 Long-term notes payable                       		 268,427	   111,841
								    __________	__________
	Total liabilities					     2,214,058     2,245,308

Stockholders' Equity:
 Common stock, $.01 par value,				  42,896        42,934
 Additional paid in capital	             	     2,306,656     2,310,661
 Retained Earnings                  	 	     1,355,209     1,550,235
								     ___________	__________
Total Stockholders' Equity                	     3,704,761	 3,903,830

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    		    $5,918,819    $6,149,138

See Accompanying Notes to Financial Statements

                             SUTRON CORPORTION
                          STATEMENTS OF OPERATIONS
                               (Unaudited)
                                  			       Three Months Ended
                                             			June 30,
                                          		    2001	     2000
                                        			___________	___________
Revenues                              		 	 $2,496,016  $1,762,892

Cost of Goods Sold			      		  1,592,282   1,184,263
                                    			___________	__________
Gross Profit                              		    903,734     578,629

Research and Development Expenses	     			    400,058     297,062

Selling, General, and
 Administrative Expenses                  	          598,206     487,562
                                       			___________	  ___________
Income (Loss) from Operations		      		    (94,530)   (205,995)

Other Expense                               		          0           0

Interest Expense                            		     21,268       1,761

Income (Loss) before Provision  				____________  ___________
 for Income Taxes			        			    (115,798)  (207,756)

Provisions for Income Taxes		       		    ( 85,013)  (57,800)
                                 				____________  ___________
Net Income                           			   $( 30,785) $(149,956)

Net Income per Common Share        	              		 $(.01)     $(.03)


Weighted Average Number
 of Common Shares                       	 	          4,290,132  4,298,351

See Accompanying Notes to Financial Statements

                             SUTRON CORPORTION
                          STATEMENTS OF OPERATIONS
                               (Unaudited)
                                  			       Six Months Ended
                                             			June 30,
                                          		    2001	    2000
                                        			___________	___________
Revenues                              		 	 $4,559,130  $3,680,462

Cost of Goods Sold			      		  2,843,889	 2,385,891
                                    			___________	__________
Gross Profit                              		  1,715,241   1,294,571

Research and Development Expenses	     		    	    820,810	  710,942

Selling, General, and
 Administrative Expenses                       	        1,235,942	  1,090,994
                                       			___________	  ___________
Income (Loss) from Operations		      		   (341,511)   (507,365)

Other Expense                               			-	        -

Interest Expense                            		     29,528        3,383

Income (Loss) before Provision  				____________  ___________
 for Income Taxes			        	    		   (371,039)     (510,748)

Provisions for Income Taxes		       		    (176,013)    (193,800)
                                 				____________  ___________
Net Income                           			   $(195,026)  $(316,948)

Net Income per Common Share        	              		$(.05)	 $(.07)

Weighted Average Number
 of Common Shares                       	 	          4,291,592	 4,298,351

See Accompanying Notes to Financial Statements



                                                        SUTRON CORPORTION
                                                       STATEMENTS OF CASH FLOWS
                                                            (Unaudited)
                                        			Six Months Ended
                                                		June 30,
                                             		2001    	   2000
                                           		___________  __________
Cash Flows from Operating Activities:
  Net income (loss)                       		$ (195,026)  $ (316,948)

  Depreciation and amortization                	          88,908	     88,890
(Increase) Decrease in:
    Accounts receivables                      	         615,163	    627,870
    Costs and estimated earnings in
      excess of contract billings             	               0       (4,598)
    Inventory                            			  (351,056)    (461,701)
    Other assets            		           	          34,453	   (256,440)
Increase (Decrease) in:
    Accounts payable                          	        (509,712)     (61,855)
    Accrued expenses			          		   (14,465)    (143,519)
    Accrued income taxes			       	         0            0
    Estimated losses on uncompleted
     contracts                                 		         0      (21,907)
									  __________	_______
Net Cash Provided by Operating Activities  	         (331,735)    (550,208)

Cash Flows from Investing Activities:
Capital expenditures                         	          (74,576)    (248,828)
									    ________	______
Net Cash Used in Investing Activities	     		    (74,576)    (248,828)

Cash Flows from Financing Activities:
Proceeds from advances on line of credit                  274,716	     652,585
Proceeds from term note						    246,500		    0
Payments on Term notes payable              	          (28,289)     (12,500)
Payments on Installment notes payable			   	    0           0
Purchase of Treasury Stock					     (4,043)	    0
									   __________	_______
Net Cash (Used) by Financing Activities	       	     488,884     640,085
									   ____________   _________
Net Increase (Decrease) in Cash                  	     82,573      (158,951)
Cash and Cash Equivalents, January 1	        	      2,799       159,507
                                             		   ___________	_________
Cash and Cash Equivalents, June 30				$    85,371		$ 556
See Accompanying Notes to Financial Statements


SUTRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2001


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


                          MANAGEMENT'S DISCUSSION AND ANALYSIS
                                OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS

Results of Operations

Three months ended June 30, 2001 Compared to 2000

Net Revenues.  The Company's revenues for the three months
 ended June 30, 2001 increased 42% to $2,496,016 from $1,762,892 in 2000 due to increased sales of products and primarily sales of the 8210 datalogger product line.

Gross Profit. Gross profit for 2001 increased to $903,734 from $578,629 in 2000. Gross margin as a percentage of revenues for 2001 increased to 36% as compared to 33% in 2000. The increase in the Company's gross margin as a percentage of sales is attributed to increased sales volume and to increased sales of the 8210 datalogger product line that carry higher margins than services.

Selling, General And Administrative. Selling, general and administrative expenses increased to $598,206 in 2001 from $487,562 in 2000, an increase of $110,644 or 23%. The increase was due to the addition of a salesman and increased selling activities.

Research And Development. Research and development expenses increased 35% to $400,058 in 2001 from $297,062 in 2000, an increase of $102,996. The Company began production of its SATLINK transmitter and Xpert Datalogger in the second quarter of fiscal 2001. Product development expenditures are primarily focused on these two products and on XConnect which is new systems software. Additional personnel were hired to complete these products resulting in the increase in expenses.

Interest Expenses. Interest expenses increased to $21,268 in 2001 from $1,761 in 2000 as a result of the company's increased borrowings on the line of credit to finance inventories relating to SATLINK and Xpert.

Six months ended June 30, 2001 Compared to 2000

Revenues.  The Company's revenues for the six months ended
June 30, 2001 increased 24% to $4,559,130 from revenues of $3,680,462 in 2000 due to decreased sales of the 8210 Data Recorder/Transmitter product line.

Gross Profit. Gross profit for 2001 increased to $1,715,241 from $1,294,571 in 2000. Gross margin as a percentage of revenues for 2001 increased to 38% as compared to 35% in 2000. The increase in the Company's gross margin as a percentage of sales is attributed to the increased sales volume and increased in product sales that carry higher margins than services.

Selling, General and Administrative. Selling, general and administrative expenses increased to $1,235,942 in 2001 from $1,090,994 in 2000, an increase of $144,948 due to increased sales and marketing activities.

Research and Development. Research and development expenses increased $109,868 to $820,810 in 2001 from $710,942 in 2000. The Company increased its engineering staff and expanded product development activities in 2001.

Interest Expenses. Interest expenses increased to $29,528 in 2001 from $3,383 in 2000 as a result of the company's increased borrowings on the line of credit to finance inventories relating to SATLINK and Xpert.

Backlog. The Company's backlog of orders at June 30, 2000 was approximately $2,303,000. The Company anticipates that 95% of its June backlog will be shipped in 2001.


Liquidity and Capital Resources

Cash and cash equivalents increased to $85,372 at June 30, 2001, compared to $2,799 at December 31, 2000.

The ratio of current assets to current liabilities was 2.6 as of June 30, 2001, compared to 2.5 as of December 31, 2000. Working capital decreased $28,151 to $3,144,636 at the end of the second quarter of fiscal 2001 compared to $3,172,787 at the end of fiscal 2000.

Management believes internally generated funds and short-term borrowings on our existing credit line will provide adequate resources for supporting operations during the remainder of fiscal 2001.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

	On May 9, 2001, an Annual Meeting of Shareholders of Sutron Corporation was held. Directors elected at the meeting were Raul S. McQuivey, Thomas N. Keefer,
Daniel W. Farrell, Glenn A. Conover and Ronald C. Dodson.
  Thompson, Greenspon & Co., P.C. were appointed as independent accountants for 2001. The election of directors and the appointment of the independent accountants were the only matters voted upon at the meeting. The number of shares eligible to vote at the meeting were 4,293,351. The results of the voting on these three matters are shown below.


1.	Election of Directors

	Name			Votes For	Votes Against	Votes Withheld
	Raul S. McQuivey	3,770,485	--			9,280
	Thomas N. Keefer	3,770,485	--			9,280
	Daniel W. Farrell	3,770,485	--			9,280
	Ronald C. Dodson	3,770,485	--			9,280


2.  Appointment of Thompson, Greenspon & Co., P.C.
as Independent Accountants.

For		Against		Abstain
3,778,065	  100			1,600

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


                                      			Sutron Corporation
                                			     (Registrant)



August 15, 2001                             /s/Raul S. McQuivey
Date        	                       Raul S. McQuviey
                                         Principal Executive Officer

August 15, 2001                             /s/Sidney C. Hooper
Date                                     Sidney C. Hooper
                                         Principal Accounting Officer



Exhibit 11
Sutron Corporation
Computation of Per Share Earnings

					 	   Three Months Ended	   Six Months Ended
                                        	 June 30,			 June 30,
                                        2001	     2000	  2001	   2000
                                     __________	_________	_________	_________
Basic EPS
Average shares outstanding		4,290,132	4,298,351	4,291,592	4,298,351
Net Income					$(30,785)	$(149,956)	$(195,026)	$(316,948)
Net Income per common share		    $(.01)	    $(.03)	    $(.05)	   $(.07)

Dilutive EPS
Average shares outstanding		4,290,132	4,298,351	4,291,592	4,298,351
Effect of dilutive securities		        -	      -	        -	   14,205
Total average shares outstanding	4,290,132	4,298,351	4,291,592	4,312,556
Net earnings				$ (30,785)	$(149,956)	$(195,026)	$(316,948)
Net income per diluted share		    $(.01)	    $(.03)	    $(.05)	    $(.07)


Article 5 Fin. Data Schedule for 1st Qtr 10-QSB

<PERIOD-TYPE>                                   		6-MOS
<FISCAL-YEAR-END>                          			DEC-31-2001
<PERIOD-END>                                   			JUN-30-2001
<CASH>                                                 	85372
<SECURITIES>                                     		0
<RECEIVABLES>                                 			1414007
<ALLOWANCES>                                 			0
<INVENTORY>                                     		3053312
<CURRENT-ASSETS>                          			5149801
<PP&E>                                                 	2425449
<DEPRECIATION>                               			1611145
<TOTAL-ASSETS>                                			5918818
<CURRENT-LIABILITIES>                  				1945631
<BONDS>                                             		0
<COMMON>                                          		42896
<PREFERRED-MANDATORY>            					0
<PREFERRED>                                      		0
<OTHER-SE>                                          		3661864
<TOTAL-LIABILITY-AND-EQUITY> 						5918818
<SALES>                                                 	4559130
<TOTAL-REVENUES>                          			4559130
<CGS>                                                     	2843889
<TOTAL-COSTS>                                  			2843889
<OTHER-EXPENSES>                           			0
<LOSS-PROVISION>                             			0
<INTEREST-EXPENSE>                       				29528
<INCOME-PRETAX>                            			(371039)
<INCOME-TAX>                                    		(176013)
<INCOME-CONTINUING>                    				(195026)
<DISCONTINUED>                                 			0
<EXTRAORDINARY>                             			0
<CHANGES>                                           		 0
<NET-INCOME>                                      		(195026)
<EPS-PRIMARY>                                     		(.05)
<EPS-DILUTED>                                     		(.05)