Form 10QSB
period 2001-09-30
SUTRON CORP
filed 2001-11-13
CIK 728331

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

FORM 10 QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended	                  September 30, 2001

Commission file number   0-12227

                        Sutron Corporation
(Exact name of registrant as specified in its charter.)

        	Virginia				54-1006352
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation organization)

21300 Ridgetop Circle, Sterling Virginia     	20166
(Address of principal executive offices)       	(Zip  Code)

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

   Common Stock, $.01 Par Value - 4,289,551 shares of as of November 12, 2001.

                     PART I. - FINANCIAL INFORMATION

                                                      SUTRON CORPORATION
                                                       BALANCE SHEETS
                                                         (Unaudited)
                                    		September 30,     December 31,
                                         	 	   2001	       2000
                                       		___________     ___________
Assets
Current Assets:
 Cash                                 		 $  134,502	     $    2,799
 Accounts receivables       			        1,441,750		2,029,170
 Inventory	                            		  3,051,060		2,702,256
 Other	                                        469,129         572,029
                                       		___________     ___________
Total Current Asset	                    	 $5,096,441	     $5,306,254

 Property, Plant, and Equipment,
  less accumulated depreciation
  and amortization of $1,655,590
  and $1,444,605						    774,092		  828,637

Deposits and Other Assets                 	     14,247  	   14,247
                                       		___________		__________
TOTAL ASSETS                        		 $5,884,780      $6,149,138



                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable	                    		    $  615,384	$1,046,220
 Accrued payroll						    	  65,229       150,977
 Accrued expenses                        			 440,745       473,510
 Line of credit			 		             657,086       406,181
Current maturities of long-term notes			 118,204        56,579
								    __________ 	__________
Total Current Liabilities                		    $1,896,648   $2,133,467

Long-term liabilities:
 Long-term notes payable                       		 233,741	   111,841
								    __________	__________
	Total liabilities					     2,130,389     2,245,308

Stockholders' Equity:
 Common stock, $.01 par value,				  42,896        42,934
 Additional paid in capital	             	     2,306,656     2,310,661
 Retained Earnings                  	 	     1,404,839     1,550,235
								     ___________	__________
Total Stockholders' Equity                	     3,754,391	 3,903,830

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    		    $5,884,780    $6,149,138

See Accompanying Notes to Financial Statements

                             SUTRON CORPORTION
                          STATEMENTS OF OPERATIONS
                               (Unaudited)
                                  			         Three Months Ended
                                             			September 30,
                                          		    2001	     2000
                                        			___________	___________
Revenues                              		 	 $2,274,885  $3,569,338

Cost of Goods Sold			      		  1,417,361   1,939,777
                                    			___________	__________
Gross Profit                              		    857,524   1,629,561

Research and Development Expenses	     			    286,325     338,138

Selling, General, and
 Administrative Expenses                  	          502,146     609,169
                                       			___________	  ___________
Income (Loss) from Operations		      		     69,053     682,254

Interest Expense                            		     25,411      16,371

Income (Loss) before Provision  				____________  ___________
 for Income Taxes			        			      43,642    665,883

Provisions for Income Taxes		       		       5,987    251,619
                                 				____________  ___________
Net Income                           			   $  49,629  $ 414,264

Net Income per Common Share        	              		 $(.01)     $(.10)


Weighted Average Number
 of Common Shares                       	 	          4,289,551  4,298,351

See Accompanying Notes to Financial Statements

                             SUTRON CORPORTION
                          STATEMENTS OF OPERATIONS
                               (Unaudited)
                                  			         Nine Months Ended
                                             			  June 30,
                                          		    2001	    2000
                                        			___________	___________
Revenues                              		 	 $6,834,015  $7,249,800

Cost of Goods Sold			      		  4,261,250	  4,329,252
                                    			___________	__________
Gross Profit                              		  2,572,765   2,920,548

Research and Development Expenses	     		    	   1,107,136  1,049,079

Selling, General, and
 Administrative Expenses                       	        1,738,086	  1,696,580
                                       			___________	  ___________
Income (Loss) from Operations		      		    (272,457)    174,889

Interest Expense                            		     54,939       19,754

Income (Loss) before Provision  				____________  ___________
 for Income Taxes			        	    		   (327,396)     155,135

Provisions for Income Taxes		       		   (182,000)     57,820
                                 				____________  ___________
Net Income                           			  $(145,396)  $  97,315

Net Income per Common Share        	              		$(.03)	 $(.02)

Weighted Average Number
 of Common Shares                       	 	          4,290,904  4,298,351

See Accompanying Notes to Financial Statements



                                                        SUTRON CORPORTION
                                                       STATEMENTS OF CASH FLOWS
                                                            (Unaudited)
                                        			  Nine Months Ended
                                                	     September 30,
                                             		2001    	   2000
                                           		___________  __________
Cash Flows from Operating Activities:
  Net income (loss)                       		$ (145,396)  $   97,315

  Depreciation and amortization                	         133,335	    133,335
(Increase) Decrease in:
    Accounts receivables                      	         587,420	    (414,882)
    Costs and estimated earnings in
      excess of contract billings             	               0       (4,598)
    Inventory                            			  (348,804)     (30,170)
    Other assets            		           	         102,900	   (235,892)
Increase (Decrease) in:
    Accounts payable                          	        (430,836)     103,208
    Accrued expenses			          		  (118,513)    (180,384)
    Accrued income taxes			       	         0       40,000
    Estimated losses on uncompleted
     contracts                                 		         0      (21,907)
									  __________	_______
Net Cash Provided by Operating Activities  	         (219,894)    (513,975)

Cash Flows from Investing Activities:
Capital expenditures                         	          (78,790)    (197,292)
									    ________	______
Net Cash Used in Investing Activities	     		    (78,790)    (197,292)

Cash Flows from Financing Activities:
Proceeds from advances on line of credit                  250,905	     491,646
Proceeds from term note						    246,500	     107,565
Payments on Term notes payable              	          (62,975)          0
Payments on Installment notes payable			   	    0           0
Purchase of Treasury Stock					     (4,043)	    0
									   __________	_______
Net Cash (Used) by Financing Activities	       	     430,387      599,211
									   ____________   _________
Net Increase (Decrease) in Cash                  	     131,703      (112,056)
Cash and Cash Equivalents, January 1	        	       2,799       159,507
                                             		   ___________	_________
Cash and Cash Equivalents, September 30			  $  134,502	$ 47,451
See Accompanying Notes to Financial Statements


SUTRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2001


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


                          MANAGEMENT'S DISCUSSION AND ANALYSIS
                                OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS

Results of Operations

Third Quarter 2001 Compared to 2000

Net Revenues. Sutron Corporation revenues for the fiscal quarters ended September 30, 2001 and September 30, 2000 were $2,274,885 and $3,569,338, respectively (a decrease of 36%). The strong revenues in the third quarter of fiscal 2000 were the result of several international projects totaling approximately $1,400,000.
The Company had strong orders/bookings during the third quarter of fiscal 2001 totaling $3,972,000. Orders for the SATLINK G-312, the Company's new transmitter that is capable of transmitting at 100, 300, and 1200 baud and is sold either as a stand-alone unit or with a data logger, totaled $1,318,000 since
June 30, 2001. Start-up production problems however limited shipments to less than $200,000. The Company expects to have the problems resolved during the fourth quarter of fiscal 2001.

Gross Profit. The Company's gross profit for the quarter ended September 30, 2001 decreased 47% to $857,524 from $1,629,561 for the quarter ended September 30, 2000.
Gross profit as a percentage of sales decreased to 38% from 46%. Gross profits decreased in 2001 due primarily to the decrease in sales.

Selling, General And Administrative.  Selling, general
And  administrative costs decreased to $502,146
for the quarter ended September 30, 2001 from $609,169 for 2000. There were no expenditures for sales commissions during the third quarter of 2001 as compared with approximately $101,000 of commissions during the third quarter of 2000. The commissions in 2000 were paid to agents who represented the company on the Company's international contracts.

Research And Development. Research and development expenses decreased 15% to $286,325 in the quarter ended
September 30, 2001 from $338,138 in the quarter ended
September 30, 2000. The decrease is primarily due to a reduction in R&D personnel.

Nine months ended September 30, 2001 Compared to 2000

Revenues. The Company's revenues for the nine months ended September 30, 2001 decreased 6% to $6,834,015 from revenues of $7,249,800 in 2000. Revenues from international projects decreased 65% to $859,405 in fiscal 2001 from $2,436,601 in fiscal 2000. This was a decrease of $1,577,196 or 65%. The Company has not won any large international projects in fiscal 2001 as compared to fiscal 2000 when the Company performed on several large international projects in Peru. The
Company is dependent on winning international projects for its international revenues as opposed to domestic revenues being derived primarily from sales of off-the-shelf equipment to federal agencies and city and state governments. Domestic revenues rose 24% to $5,974,610 in 2001 from $4,813,199. This was an increase of $1,161,411 and was due to $1,200,000 of increased sales of the 8210 Datalogger/Transmitter product line. The increase in 8210 Datalogger/Transmitter sales was due to strong orders from the US Geological Survey. Fiscal 2000 was a down year for 8210 sales to the US Geological Survey. In 1999 the US Geological Survey used a one-time funding allocation to purchase approximately $1,900,000 of additional 8210 products. The 1999 purchases however dampened 2000 purchases by the US Geological Survey.

Gross Profit. Gross profit for 2001 decreased to $2,572,765 from $2,920,548 in 2000. Gross margin as a percentage of revenues for 2001 decreased to 38% as compared to 40% in 2000. The decrease in the Company's gross margin as a percentage of sales is attributed to the decreased sales volume.

Selling, General and Administrative. Selling, general and administrative expenses increased to $1,738,086 in 2001 from $1,696,580 in 2000, an increase of $41,506 due to increased sales and marketing activities and international selling expenses.

Research and Development. Research and development expenses increased 6% to $1,107,136 in 2001 from $1,049,079 in 2000, an increase of $58,056. The Company is working on four major new products and has added additional engineers and support staff and increased spending on application and software development projects resulting in the increase in expenditures over the prior year.

Backlog. The Company's backlog of orders at September 30, 2001 was approximately $4,024,000 as compared with a backlog of approximately $3,407,000 in 2000. The Company anticipates that 90% of its backlog will be shipped in 2001.

Liquidity and Capital Resources

Cash and cash equivalents increased to $134,502 at September 30, 2001, compared to $2,799 at December 31, 2000.

The ratio of current assets to current liabilities was 2.7 as of September 30, 2001, compared to 2.5 as of December 31, 2001. Working capital increased $14,012 to $3,186,799 at the end of the third quarter of fiscal 2001 compared to $3,172,787 at the end of fiscal 2001.

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


                                      			Sutron Corporation
                                			     (Registrant)



November 13, 2001                        /s/Raul S. McQuivey
Date        	                       Raul S. McQuviey
                                         Principal Executive Officer

November 13, 2001                        /s/Sidney C. Hooper
Date                                     Sidney C. Hooper
                                         Principal Accounting Officer



Exhibit 11
Sutron Corporation
Computation of Per Share Earnings

					 	   Three Months Ended	   Nine Months Ended
                                        	 September 30,		September 30,
                                        2001	     2000	  2001	   2000
                                     __________	_________	_________	_________
Basic EPS
Average shares outstanding		4,289,551	4,298,351	4,290,904	4,298,351
Net Income					$  49,629	 $414,264	$(145,396)	  $97,315
Net Income per common share		     $.01	     $.10	    $(.03)	     $.02

Dilutive EPS
Average shares outstanding		4,289,551	4,298,351	4,290,904	4,298,351
Effect of dilutive securities		        -	      -	        -	   14,205
Total average shares outstanding	4,289,551	4,298,351	4,290,904	4,312,556
Net earnings				$  49,629	$ 414,264	$(145,396)	  $97,315
Net income per diluted share		     $.01	     $.10	    $(.03)	     $.02


Article 5 Fin. Data Schedule for 3rd Qtr 10-QSB

<PERIOD-TYPE>                                   		9-MOS
<FISCAL-YEAR-END>                          			DEC-31-2001
<PERIOD-END>                                   			SEP-30-2001
<CASH>                                                 	134502
<SECURITIES>                                     		0
<RECEIVABLES>                                 			1441750
<ALLOWANCES>                                 			0
<INVENTORY>                                     		3051060
<CURRENT-ASSETS>                          			5083449
<PP&E>                                                 	2429682
<DEPRECIATION>                               			1655590
<TOTAL-ASSETS>                                			5884780
<CURRENT-LIABILITIES>                  				1896650
<BONDS>                                             		0
<COMMON>                                          		42896
<PREFERRED-MANDATORY>            					0
<PREFERRED>                                      		0
<OTHER-SE>                                          		3711494
<TOTAL-LIABILITY-AND-EQUITY> 						5884780
<SALES>                                                 	6834015
<TOTAL-REVENUES>                          			6834015
<CGS>                                                     	4261250
<TOTAL-COSTS>                                  			4261250
<OTHER-EXPENSES>                           			0
<LOSS-PROVISION>                             			0
<INTEREST-EXPENSE>                       				54939
<INCOME-PRETAX>                            			(327396)
<INCOME-TAX>                                    		(182000)
<INCOME-CONTINUING>                    				(145396)
<DISCONTINUED>                                 			0
<EXTRAORDINARY>                             			0
<CHANGES>                                           		 0
<NET-INCOME>                                      		(145396)
<EPS-PRIMARY>                                     		(.03)
<EPS-DILUTED>                                     		(.03)