Form 10KSB
period 2001-12-31
SUTRON CORP
filed 2002-03-29
CIK 728331

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

FORM 10 KSB


Annual Report Pursuant To Section 13 Or 15(D)
Of The Securities Exchange Act Of 1934

For the fiscal year ended: December 31, 2001

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year were $10,251,010.

The aggregate market value of the voting stock held by non-affiliates as of March 30, 2002 was approximately $772,000 based on the fair market value of such stock.

The number of shares outstanding of the issuer's
Common Stock, $.01 par value, as of March 30, 2002 was 4,289,551.


Documents Incorporated by Reference
Portions of the registrant's definitive proxy statement dated
April 8, 2002 are incorporated in Part III as set forth herein.

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

The SatLink G312-1 is a high data rate satellite transmitter that transmits at 100, 300 and 1200 baud and uses GPS. The unit was certified by NESDIS in July 2001. SatLink relays data from even the most remote sensors and loggers to everywhere around the globe and works with virtually all dataloggers. SatLink is programmable from any PC using software provided with the unit. Our GOES satellite customers are mandated by NESDIS to purchase high data rate satellite transmitters and to replace all old 100 baud transmitters within a ten-year period.

The Xpert Datalogger/controller is the Company's next generation datalogger. It is built upon a Microsoft CE operating system, has a 486 processor, C plus plus programming and standard 2 MB memory that is
expandable to over 1 gigabyte.   It enables the Company to enter closely
related environmental markets such as tides and weather monitoring. The XLite, a derived product based on the Xpert, does not have a display but is similarly capable. The XLite was released at the end of 2001.

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

The Company provides hydrological services which include provides data interpretation and analysis services, flow modeling (low flow, rainfall runoff, unsteady flow routing, water surface profiles), field studies (time of travel, diffusion, dispersion, calibration of flow control structures, site location), hydrologic studies (water budget, regression analysis, basin inventory studies) and environmental permitting and legal or expert witness.


Distribution Methods of Products and Services

The Company's products and services are currently sold in the United States by the Company's direct sales force. As of December 31, 2001, the Company employed eight salaried sales and marketing personnel, including five engaged directly in field sales activities, and three in various other marketing and sales support functions. Internationally, the Company utilizes sales agents to sell its products and services.

Customers

During 2001, approximately 58% of the Company's products and services were sold to the Federal Government. Revenues in 2001 among the various agencies were as follows: U.S. Army Corps of
 Engineers, 11%; Department of Defense, 4%; Department of the Interior, 39%; and various other agencies of the federal government, 4%. The revenues from the Corps of Engineers were spread among some ten (10) separate Districts, and the revenues from the Department of the Interior among two (2) agencies, the U.S. Geological Survey and the Bureau of Reclamation.

The Company also performed on various contracts of foreign origin. Total revenues from foreign customers amounted to approximately 12% of total revenues in 2001, 32% of total revenues in 2000 and 11% in 1999. Sutron actively markets its products and services internationally.

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

Competition

The Company is aware of both domestic and foreign competitors offering complete real-time networks of their own and companies which fabricate real-time networks from components manufactured by themselves and others. The Company is also aware of numerous additional firms, ranging in size from large to small, from general to highly specialized, and from new to well established, offering competitive sensors and other instruments, DCPs, telemetry equipment, satellite and other electronic equipment, and software.

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

The Company, with respect to its professional engineering and technical services, is in competition with numerous diverse engineering and consulting firms, many of which have larger staffs and facilities, and are better known, have greater financial resources, and have more experience than the Company. As to its hydrological services, the Company is aware that many firms offer maintenance services; some of these companies have larger staffs, are better equipped, and have greater financial, marketing and management resources than the Company.

Price, performance and integration capabilities are believed by the Company to be the primary competitive factors with respect to all of its products and services.

Research and Development

During the three years ended December 31, 2001, 2000, and 1999, Sutron's internally funded research and development costs were $1,434,129, $1,352,506, and $1,145,070 respectively. In 2001, the company released three new products.  The SatLink G312-1 is a high data rate satellite transmitter that transmits at 100, 300 and 1200 baud and uses GPS. The unit was certified by NESDIS in July 2001. The Xpert datalogger/controller is the Company's next generation data logger that uses Microsoft CE as the
operating system.   It enables the Company to enter closely
related environmental markets such as tides and weather monitoring. The XLite, a derived product based on the Xpert, is less expensive but similarly capable. The XLite was released at the end of 2001. The Company also invested significant time and resources in the development of XConnect, an open systems base station software application that is compatible with leading database software including Oracle and Microsoft SQL Server. The Company anticipates releasing XConnect in fiscal 2002.

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

Backlog

The Company's backlog at December 31, 2001 was $1,615,236 as compared with $2,619,672 at December 31, 2000. The Company anticipates that 95% of its 2001 year-end backlog will be shipped in 2002.

Employees

The Company had a total of 55 employees as of December 31, 2001 of which 54 were full time.

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

Item 4.  Submission of Matters To A Vote of Security Holders

No matter was submitted during the fourth quarter of 2001 to a vote of the Company's security holders, either through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for Common Equity and Related Stockholder
Matters

(a)  Market Information

The common stock of Sutron Corporation is quoted over the counter through the NASD Bulletin Board supplied by the National Association of Securities Dealers, Inc. under the symbol STRN, and through the Pink Sheet Service of the National Quotation Bureau, Inc. The following table shows the high and low bid quotations in 2001 and 2000 by quarter as reported by the National Quotation Bureau, Inc. and the National Association of Securities Dealers, Inc. These quotations represent prices between dealers in securities, do not include retail mark-ups, mark-downs, or commissions and do not necessarily represent actual transactions.

MARKET INFORMATION

					2001			2000
				HIGH		LOW		HIGH		LOW
First Quarter		$1.13		 $.63		$2.50		$1.13
Second Quarter		 1.01		  .51        1.75		  .82
Third Quarter	 	 1.55		  .60		 1.25		  .82
Fourth Quarter	 	 2.99		  .65 	 1.15		  .69


 (b)  Approximate Number of Equity Shareholders:
Title of Class: Common Stock, $.01 par value
Approximate Number of Record Holders At March 30, 2002: 715

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

 The following table sets forth, for the periods presented, certain income statement data of the Company expressed as a percentage of revenues:

				Percentage of Revenues

				2000		1999		1998
Revenues			100.0%	100.0%	100.0%
Cost of sales		 62.8		62.6		58.3
Gross profit		 37.2		37.4		41.7
Selling, general and
administrative expenses	 22.7		24.8		21.3
Research and
Development expenses	 14.0		13.6		10.0
Operating income		   .5		(1.0)		10.4
Interest expense		   .6		  .4		.4
Income before
 income taxes		 (.1)		(1.4)		10.0
Income taxes (benefit)	 (.7) 	(1.0) 	 3.5
Net income			  .6%		  (.4)	 6.5%


Fiscal 2001 Compared to Fiscal 2000

Results of Operations

The Company's Revenues for 2001 increased 3% to $10.2 million from $9.9 million in 2000.

Revenues from sales to domestic customers increased in 2001 to $9 million from $6.7 million in 2000, an increase of 34%. Export sales decreased to $1.2 million in 2001 from $3.2 million in 2000. The Company was not awarded any major international projects in 2001. The company was awarded several major international contracts in Peru in 2000 that totaled $1.6 million. The Company believes that export sales will rebound in 2002 to the $3.2 million level of fiscal year 2000 due to the introduction of its new products and increased international opportunities.

Datalogger-Transmitter product sales increased 33% to $4.9 million from $3.3 million in 2000. The increase was due to strong demand for the 8210 datalogger product line from our core customers and to sales of the Company's new satellite transmitter, the SatLink G312-1. Systems sales and services decreased to $2.3 million in 2001 from $3.8 million reflecting the decrease in international projects. Sales of sensor and accessory products increased 7% to $3.0 million from $2.8 million.

The Company's largest customer in each of 2001 and 2000 the Department of the Interior, the principal agencies being the US Geological Survey and the Bureau of Reclamation, which accounted for 39% and 28% of revenues. Commercial and international revenues represented 44% of revenues in 2001 versus 57% in 2000.

Gross Profit

Gross profit for 2001 increased 3% to $3.8 million in 2000 from $3.7 million in 2000. Gross margin as a percentage of revenues for 2000 decreased to 37.2% as compared to 37.4% in 2000.
The decrease in gross margin in 2001 is a result of increased product costs primarily associated with the introduction of the SatLink G312-1 as the Company gained experience in the manufacturing of this new product. The Company's gross margin is dependent on product costs, product mix and overhead expenses, all of which fluctuate from year to year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 8% to $2.3 million in 2001 from $2.5 million in 2000. Selling, general and administrative expenses as a percentage of revenues decreased to 22.7% in 2001 from 24.8% in 2000 due primarily to lower agent commission fees relating to international projects.

Research and Development Expenses

Research and development expenses increased 6% to $1.43 million in 2001 from $1.35 million in 2000. Research and development expenses as a percentage of revenues increased to 14% in 2001 from 13.6% in 2000. In 2001, the company released three new products. The
SatLink G312-1 is a high data rate satellite transmitter that transmits at 100, 300 and 1200 baud and uses GPS. The unit was certified by NESDIS in July 2001. Our GOES satellite customers are mandated by NESDIS to purchase high data rate satellite transmitters and to replace all old
100 baud transmitters within a ten-year period.

The Xpert Datalogger/Controller is the Company's next generation data
logger that uses Microsoft CE as the operating system.   It enables
the Company to enter closely related environmental markets such as tides and weather monitoring. The XLite, a derived product based on the Xpert, is less expensive but similarly capable. The XLite was released at the end of 2001. The Company also invested significant time and resources in the development of XConnect, an open systems base station software application that is compatible with leading database software including
 Oracle and Microsoft SQL Server. The Company anticipates releasing XConnect in fiscal 2002.

Other Income (Expense)

Other income and expenses consisted of interest expenses of $69 thousand in 2001 compared with $38 thousand in 2000.

Fiscal 2000 Compared to Fiscal 1999

Results of Operations

The Company's Revenues for 2000 decreased 13% to
$9.9 million from revenues of $11.4 million in 1999.
Revenues from sales to domestic customers decreased in 2000 to $6.7 million from $10.1 million in 1999, a decrease of 34%. Export sales increased to $3.2 million in 2000 from $1.3 million in 1999. The Company was awarded several major international projects in 2000 in Peru. These contracts totaled $1.6 million. The Company expects export sales to increase significantly in fiscal year 2001 to $4.8 million due to expanding demand world-wide for hydrological and meteorological data.

Datalogger-Transmitter product sales decreased 60% to $3.3 million in 2000 from $7.6 million in 1999. The decrease is due to one time orders totaling $1.9 million for the 8210 Datalogger with a satellite transmitter in 1999 which were not repeated in 2000 and due to the Company classifying standard products used in systems as systems sales rather than product sales in 2000. Systems sales and services increased to $3.8 million from $1.3 million reflecting the change in the classification of standard products used in systems and the increase in international sales. Sales of sensor and accessory products increased to $2.8 million from $2.5 million.

The Company's largest customer in each of 2000 and 1999 was the Department of the Interior, the principal agencies being the US Geological Survey and the Bureau of Reclamation, which accounted for 28% and 52% of revenues. Commercial and international revenues represented 57% of revenues in 2000 versus 31% in 1999.

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

Research and Development Expenses

Research and development expenses increased 18% to
$1.35 million in 2000 from $1.15 million in 1999.
Research and development expenses as a percentage of
revenues increased to 13.6% in 2000 from 10% in 1999.
In 2000, the company released two new products, the
Digital Water Level Monitoring System and the metric DMX.
The majority of the development effort, however, was
focused on two products that were near completion at the
end of fiscal year 2000.  SATLINK is a high data rate
satellite transmitter that transmits at 100, 300 and
1200 baud and is eagerly awaited by our GOES customers
who are mandated by NESDIS to purchase a higher rate
satellite transmitter.  Xpert is the Company's next
generation data logger that uses Microsoft CE as the
operating system.   It will enable the Company to enter
closely related environmental markets such as tides and weather monitoring.

Other Income (Expense)

Other income and expenses consisted of interest expenses of $38 thousand in 2000 compared to $45 thousand in 1999.

Liquidity and Capital Resources

The Company's working capital was $3.4 million at December 31, 2001 compared with $3.2 million at December 31, 2000. Cash on hand was $102,976 at December 31, 2001 compared to $2,799 at December 31, 2000.

Net cash provided by operating activities was $.1 million in the year ended December 31, 2001 compared to cash used by operations of $.3 million for the year ended December 31, 2000 and cash provided by operations of $1.1 million for the year ended December 31, 1999.

Net cash used in investing activities was $.2 million for the year ended December 31, 2001, compared to $.3 million and $.3 million for the years ended December 31, 2000 and 1999, and was primarily due to purchases of property and equipment.

Net cash provided by financing activities was $.1 million in 2001 due to proceeds from term notes to finance operating and investing activities. Net cash provided by financing activities was $.5 million for the year ended December 31, 2000 due to draws on the line of credit. Cash used by financing activities was $.7 million for the year ended December 31, 1999 due to payments on the line of credit.

The Company has a revolving credit facility of $2,000,000 and a capital equipment credit facility of $400,000, of which $327,513 had been utilized as of December 31, 2001. The terms of the credit facility and capital equipment facility are until June 30, 2002 and are subject to renewals thereafter.

Management believes that its existing cash resources, cash flow from operations and short-term borrowings on our existing credit line will provide adequate resources for supporting operations during fiscal 2002.


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Sutron Corporation
Sterling, Virginia


	We have audited the accompanying balance sheets of Sutron Corporation as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for each of the three years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

	In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sutron Corporationas of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years ended December 31, 2001, 2000 and 1999 in conformity with generally accepted accounting principles.


Thompson, Greenspon & Co.


Fairfax, Virginia
February 14, 2002




                       PART I. - FINANCIAL INFORMATION
                                  SUTRON CORPORATION
                                    BALANCE SHEETS
			(In thousands)



					December 31,	  December 31,
						2001		      2000
ASSETS
Current assets
Cash and cash equivalents		$ 103			$ 3
Accounts receivable			1,916			2,029
Inventory					2,560			2,702
Prepaid items and other			  283			  572
						-----			------
Total current assets			4,862			5,306
Property, plant and equipment		2,514			2,351
Accumulated depreciation
 and amortization				(1,722)		(1,522)
						-----			------
Net property, plant, and
equipment					792			829
						-----			------
Other assets				14			14
						-----			------
Total Assets				$5,668		$6,149
						======		======



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable				$  456	$1,046
Accrued payroll				   146	 151
Other accrued expenses			   403	 473
Line of credit				  375		 406
Current maturities of
long-term notes				  118		  57
						-----		-----
Total current liabilities		1,498		2,133
Long-term notes				  209		  112
						-----		-----
Total liabilities				1,707		2,245
						-----		-----

Stockholders' equity
Common stock, 				   43		   43
Additional paid-in capital		2,307		2,310
Retained Earnings 			1,611		1,551
						-----		-----
Total stockholders' equity		3,961		3,904
						-----		-----
Total liabilities and
stockholders' equity			$5,668     $6,149
						======	=====



See Accompanying Notes to Financial Statements

                                SUTRON CORPORTION
                             STATEMENTS OF OPERATIONS
				(In thousands, except per share data)
                             	   Year Ended December 31,
					2001		2000		1999
Revenue			    $10,251	   	9,907	    $11,405
Cost of sales			6,435		6,198		6,644
					-----		-----		-----
Gross profit 			3,816		3,709		4,761
Selling, general and
administrative expenses 	2,322		2,457		2,425
Research and development
expenses				1,434		1,353		1,145
					-----		-----		-----
Operating income			   60		(101)		1,191
Other income (expense)		   -		 1		(8)
Interest expense, net		 (69)		(38)		(45)
					-----		-----		-----
Income before income taxes 	  (9)		(138)		1,138
Income taxes (benefit)		 (70)		(98)		403
					-----		-----		-----
Net income 				 $61		$(40)		$735
					=====		=====		=====
Net income per common share	$(.01)	$(.01)	$.17
Net Income per diluted share	$(.01)	$(.01)	$.17

See Accompanying Notes to Financial Statements


						SUTRON CORPORATION
					STATEMENTS OF STOCKHOLDERS' EQUITY
				YEARS ENDED DECEMBER 31, 2001, 2000, and 1999
					(In thousands, except shares data)

				COMMON			PAID-IN	ACCUMULATED
				SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAl

				--------	---		------	-----		-----
Balances, December
 31, 1998			4,298,351	$43		2,316		855		3,214
Net income			       -	 -		    -		735		  735
				---------	---		-----		-----		-----
Balance, December
 31, 1999			4,298,351	$43		$2,316	$1,590 	$3,949
Retirement of
 treasuary shares	         (5,000)    -		    (5)	    -          (5)
Net income for 2000	        -	  -		    -	        (40)	  (40)
				---------	---		-----		-----		-----
Balances, December
 31,2000			4,293,351	$43		$2,311	$1,550	$3,904

Retirement of
 treasury shares		(3,800)	-		   (4)	  -		   (4)
Net income									   61		   61
				---------	---		-----		-----		-----
Balances, December
 31,2001			4,289,551	$43		$2,307	$1,611	$3,961
				=========	===		======	======	======


      See Accompanying Notes to Financial Statements



                                    		SUTRON CORPORTION
                             			   STATEMENTS OF CASH FLOWS
								(In thousands)
                                             Year Ended December 31,


							2001        2000		1999
Cash flows from operating activities:
Net income						$  61		$(40)		$735
Non-cash items included in net income:
 Depreciation and amortization		 199		167		114
Changes in current assets and
 liabilities:
Accounts receivables				  113		(347)		78
Costs and estimated earnings in
excess of billings on contracts
in progress 					   -		 -		1,137
Inventory						  142		(165)		(709)
Prepaid items and other				  289		(346)		143
Other assets					   -		  -		23
Accounts payable					(590)		 543		(249)
Accrued expenses					 (75)		(119)		(96)
Contract billings in excess of
costs and estimated earnings			  -		(4)		(113)
Estimated losses on uncompleted
 Contracts						   -		(22)		10
							-----		-----		-----
Net cash provided by operating activities	 139		(333)		1,073

Cash flows from investing activities:
Purchase of property and equipment		(163)		(317)		(256)
							-----		-----		-----
Net cash used by investing activities	(163)		(317)		(256)

Cash flows from financing activities:
Proceeds from term notes payable		246		 126		  -
Proceeds from line of credit, net		-		406		  -
Payments on line of credit, net		 (31)		 -		(651)
Payments on term notes payable		 (87)		(32)		(28)
Payments for purchase of treasury stock	(4)		(6)		  -
Payments on stockholder loans			 -		-		(55)
							-----		-----		-----
Net cash used by financing activities	124		494		(734)

Net increase (decrease) in cash and
 cash equivalents					100		(156)		83
Cash and cash equivalents, beginning
 of year						 3		 159		76
							-----		-----		-----
Cash and cash equivalents, end of year	$103	    $   3		$ 159
							=====		=====		=====

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

Cash and Cash Equivalents
For purposes of the statements of cash flows, cash equivalents include time deposits and all highly liquid debt instruments with original maturities of three months or less.
Interest paid amounted to $75,815 in 2001, $34,866 in 2000 and $75,555 in 1999.
Income taxes paid amounted to $-0- in 2001, $50,000 in 2000 and $492,065 in 1999.

Accounts Receivable
The Company set a provision of $11,800 in 2001 and $44,000 in 2000 for accounts that may not be collected in future periods. Bad debt expense amounted to $12,750 for 2001, $39,199 for 2000 and $17,719 in 1999.

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

Financial Instruments
The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and short term notes receivable approximate their carrying amounts in the financial statements.
Based on the borrowing rates currently available to the Company for debt with similar maturity dates and collateral, the estimated fair value of long-term debt is $209,309 at December 31, 2001.

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

Capital
The Company has 12,000,000, $.01 par value, shares authorized. There were 4,289,551 shares issued and outstanding at December 31, 2001, 4,293,351 shares issued and outstanding at December 31, 2000 and 4,298,351 issued and outstanding at December 31, 1999.
The Company's Board of Directors has authorized the
 repurchase of up to 100,000 shares of its common stock in open market transactions. As of December 31, 2001, 13,800 shares have been repurchased.

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


							Years Ended December 31,
	     					2001  		2000		     	1999
Weighted average shares used in	4,292			4,298			4,235
   Basic computation
Common stock equivalents-options	   --			   --			   47
Weighted average shares used in 	4,292			4,298			4,345
   Diluted computation





2. INVENTORY
Inventory is stated at the lower of cost or market.
Electronic components and work in process and finished goods
Costs consisting of materials, labor and overhead are Recorded at a standard cost. Inventory consists of the following at December 31 (in thousands):

							2001			2000
Electronic components				$    958		$ 1,311
Work in process					     817		  882
Finished goods					     785		  509
Totals						$  2,560	     $2,702


3. ACCUMULATED DEPRECIATION AND AMORTIZATION
Accumulated depreciation and amortization at
December 31, is as follows (in thousands):

			      	2001		  2000
Furniture and equipment		$1,655	  $1,471
Automotive equipment		    46	      35
Leasehold improvements     	    21	      16
Totals				$1,722	  $1,522

4. LINE OF CREDIT
The Company signed a loan and security agreement which extends the Company a revolving line of credit.
The maximum amount of borrowing under the line is not to exceed the lesser of $2,000,000 or the Company's borrowing base as determined by the bank.
Interest on the unpaid balance is payable monthly at prime plus .5%. The maturity date of the line is June 30, 2002, and the outstanding balance at December 31, 2001, amounted to $374,894 and $406,181 at December 31, 2000.

5. NOTE PAYABLE
The Company borrowed $100,000 in December, 1998 under a term note payable. The note calls for monthly payments of principal of $2,083 and accrued interest. The interest rate is 8.35% and matures in December, 2002. Additionally, the note agreement contains certain financial covenants. In July 2000, the Company borrowed $126,315 under a separate term note payable.
The note calls for monthly principal and interest of $2,632. The interest rate is 10% and matures in October 2004.
In May 2001, the Corporation borrowed $246,500 under a separate term note payable. The note calls for monthly payments of principal and interest of $5,135. The interest rate is 8.22% and matures in June 2005. The above referenced line of credit and term note payable are secured by substantially all assets of the Company.


Year ending December 31:
2002                         $493
2003                           93
2004                           85
2005                           31
					---
Total                        $702
					===


6.  LEASE OBLIGATIONS
The Company signed a 5 year option under the current lease for its headquarters and production facilities which expires in March 2003.
The operating lease calls for
monthly rent of $14,984 including $4,230 estimated as the Company's pro rata share of operating expenses and annual rent increases of 3%.

The Company entered into a lease agreement for additional office and warehouse space in Sterling, Virinia. The 45 month lease, expiring in March, 2003, calls for monthly
Payments of $10,198.

Rent expenses amounted to $275,000 for 2001, $238,000 in 2000 and $165,000 for 1999.

The following is a schedule, by years, of future minimum payments due (in thousands):

	Year ending December 31:
	2002			 301
	2003			  75
	   Total		$376

7.  INCOME TAXES
The income tax (benefit) expense charged to operations for the years ended December 31, were as follows (in thousands):


	  						2001		2000		1999
Current income tax (benefit) expense	$ (78)	$(141)	$386
Deferred tax benefit	  			    8		   43		  17
Total tax  (benefit) expense			$ (70)	$ (98)	$403

Deferred tax assets, are comprised of the following at December 31 (in thousands):

	 						 2001		2000		1999
Accrued vacation and warranty	 	  	$100		$104		$ 96
Net operating loss carryforward		  47		   -		   -
Estimated losses on contracts			   -		   -		   9
							_____		_____		____
Gross deferred tax assets			 147		 104		 105
Gross deferred tax liability -
depreciation				  	(145)		 (94)		 (52)
Net							$  2		$ 10		$ 53


A reconciliation between the amount of reported income tax expense and the amount computed by multiplying the applicable statutory Federal income tax rate is as follows:


	    					 2001		2000		1999
Income before income taxes		$(138)	$(138)	$1,138
Applicable statutory tax rate	          34%	  34%	    	 34%
Computed "expected" Federal tax
expense					   (3)	   (47)	   387
Adjustments to Federal income tax
resulting from:
State income tax				    3		   (7)	    56
Tax credits					   (70)	  (44)	   (40)
Change in valuation allowance	 	    --	    --	    --
Income tax (benefit) expense		$  (70)      $  (98)      $ 403

8. MAJOR CUSTOMERS
Set forth below are customers, including agencies
of the U.S. Government, from which the Company
received more than 10 percent of total revenue,
for the years ended December 31:
				2001	2000	1999
Department of Interior	39%	28%	52%
International		12%	32%	11%
Commercial			30%	25%	20%
Department of Defense	15%	11%	15%


9.  STOCK OPTIONS PLANS
Stock Options
The Company has granted stock options under the 1997 and the 1996 Stock Option Plans to key employees and directors for valuable services to the Company.
Under the 1996 Plan a maximum of 260,000 shares may
 be granted at not less than 100 percent of the fair market value at the grant date. Under the 1997 Plan a maximum of 60,000 shares may be granted at not less than 100 percent of the fair market value at the grant date. All options have a ten year term from the date of grant. The following summarizes the option activity under the 1997 and 1996 Stock Option Plans for the last three years (in thousands):

	                           Number of	Option Price
	                            Shares
					(in thousands)	   Per Share

Outstanding, December 31, 1998	264		1.125 - 1.44
Grants                              -	      -
Exercised                           -     	-
Canceled or expired			(9)		1.125 - 1.44

Outstanding, December 31, 1999	255		1.125
Grants					 --		    --
Exercised					 --		    --
Canceled or expired		       --		    --

Outstanding at Decembr 31, 2000	255		$1.l25

Grants	                          25		.62
Exercised	                         -		-
Canceled or expired			(22)		1.125
Outstanding, December 31, 2001	258	     $.62 - 1.125


The vesting period of the remaining options is as follows:

Vested and exercisable	233
January 1, 2002		  5
January 1, 2003		  5
January 1, 2004		  5
January 1, 2005		  5
January 1, 2006		  5
Total				258

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

If the Company had elected to recognize compensation
 cost for the plan based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts indicated below:


	   			2001		2000		1999
Net income
As reported			$61		$(40)		$735
Pro forma			 59    	(40)		 735
Earnings per share
As reported			.01		(.01)		 .17
Pro forma			.01		(.01)		 .17


The fair value of the options granted in 2001
 amounted to $1,485.
Compensation costs under SFAS 123 are recognized
 when the options are vested and exercisable.
The fair value of Sutron Corporation stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black Scholes pricing model with the following assumptions: a risk free interest rate of 5.02%, no estimated dividend yield, an expected volatility of 34 percent and an expected holding period of five years.

10.  PROFIT SHARING PLAN
The 401 (k) Profit Sharing Plan covers substantially all full time employees. The contributions, if any, to the plan will be determined each year by the
Board of Directors based on profits. The contribution was $0 for 2001, $0 for 2000 and $190,692 for 1999.

11.  EXPORT SALES
Export sales from the Company's operations were as follow (in thousands):

	         			Year ended December 31,
	  				  2001	2000		1999
Central and South America	$  432	$2,202	$   64
Canada			          81	   242	   492
Asia					   377         447         425
Australia/New Zealand		    33	    52	    29
Europe and other			   298	   219	   278
					$1,221	$3,162	$1,288


12.  SEGMENT INFORMATION
The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, geographic areas and significant customers. Operating segements are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the President of the Company.

The Company currently reports its results in two divisions, Hydromet Products and Integrated Systems. Hydromet Products division is responsible for the manufacture and sale of standard environmental monitoring products including dataloggers, sensors and digital direct readout ground stations. The Integrated Systems division is responsible for project integration and services. Integration involves supplying Sutron products that work seamlessly with products, primarily sensors and radios, from other manufacturers to provide a turnkey system. The Integrated Systems division also provides system and application software, installation, and training. The results of these two segments are shown below (in thousands):


					Years Ended December 31,
					2001		2000		1999
Revenue
Hydromet Products			$ 7,804	$ 6,130	$10,095
Integrated Systems		  2,447	  3,777	  1,310
 Totals				$10,251	$ 9,907	$11,405

Cost of Goods Sold
Hydromet Products			$4,592	$3,570	$5,489
Integrated Systems		 1,843	 2,628	 1,156
 Totals				$6,435	$6,198	$6,645

Gross Margin
Hydromet Products			$3,212	$2,560	$4,606
Integrated Systems		   604	  1,149	   154
 Totals				$3,816	$3,709	$4,760


13.	Summary of Quarterly Results (unaudited)

Summarized quarterly supplemental financial information for 2001 and 2000 is as follows:


		                         				Quarter Ended
(In thousands, except per share data) March 31,	  June 30,	  September 30,	December 31,
2001
Revenues						$2,063	$2,496	$2,275	$3,417
Gross profit					   812	   904	   857	 1,243
Operating income (loss)				  (247)	   (94)	    69	   332
Net income						  (164)	   (31)	    50	   206
Basic earnings per share			 $(.04)	 $(.01)	  $.01	  $.05
Diluted earnings per share			 $(.04)	 $(.01)	  $.01	  $.05

2000
Revenues						$1,918	$1,763	$3,569	$2,657
Gross profit					   716	   579	 1,630	   784
Operating income (loss)				  (301)	  (206)	   682	  (276)
Net income						  (167)	  (150)	   414	  (137)
Basic earnings (loss) per share		 $(.04)	 $(.03)	  $.10	 $(.04)
Diluted earnings (loss) per share		 $(.04)	 $(.03)	  $.10	 $(.04)


Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

	None

PART III

Information required by Item 10 - Executive Compensation, Item 11 - Security Ownership of Certain Beneficial Owners and Management and Item 12 - Certain Relationships and Related Transactions and certain information required by Item 9 - Directors, Executive Officers, Promoters and Control Persons will be contained on pages 1 through 6 of the registrant's definitive proxy statement to be filed on April 9, 2002 and is incorporated herein by reference.

Item 9.  Directors, Executive Officers, Promoters and Control
Persons

Executive Officers

The following tabulation sets forth the names of the executive officers at December 31, 2001, the positions and offices with the Company held by them, the date they first became officers, and their ages at December 31, 2001:

								First	Became
Name	Office						an Officer	Age
Raul S. McQuivey	President, Chief Executive	1980		62
			Officer and Chairman
Daniel W. Farrell	Vice President, Secretary	1984		49
			and a Director
Sidney C. Hooper	Treasurer				1993		43



Item 13.  Exhibits and Reports on Form 8-K.

(A)	Index to Exhibits

Exhibit No.	          Description
3(a)	Copy of Articles of Incorporation of Sutron Corporation,
	received and approved December 30, 1975 (1)
3(b)	Copy of Articles of Amendment to the Articles of
	Incorporation and Articles of Reduction of Stated
	Capital of Sutron Corporation received and approved
	September 7, 1983(1)
3(c)	By-laws of the Registrant(1)
3(d)	Copy of Articles of Amendment to the Articles of
	 Incorporation received and approved June 8, 1995(10)
4(a)	Specimen Shares of Common Stock Certificate(2)
4(b)	Form of Warrant to be issued as part of Unit (2)
4(c)	Amended Form of Warrant issued as part of Unit(3)
4(d)	Incentive Stock Option Plan dated August 31, 1983(1)
4(e)	Stock Bonus Plan dated August 31, 1983(1)
4(f)	Loan and Security Agreement, dated December 11, 1992
	between the Company and Crestar Bank (8)
4(g)	1996 Stock Option Plan (11)
10(a)	Employment Agreement dated as of July 1, 1983 with
	 Kenneth W. Whitt(1)
10(b)	Employment Agreement dated as of July 1, 1983 with
Dr.
	 Raul S. McQuivey(1)
10(c)	Employment Agreement dated as of July 1, 1983 with
Dr.
	Thomas N. Keefer(1)
10(d)	Employment Agreement dated as of July 1, 1983 with
Duane
	M. Preble(1)
10(e)	Purchase Agreement dated as of July 1, 1983 with Eric
S.
	Clyde(1)
10(f)	Stock Option Agreement between Registrant and Gerald
	 Calhoun dated July 1, 1983(1)
10(g)	Certified Copy of Resolution of Commissioners of
	Fairfax
	County Economic Development Authority, adopted October 	12,
	 1982, approving $425,000 Industrial revenue bond loan
	to registrant(1)
10(h) 	Certified Copy of Resolution of Commissioners of
	Fairfax County Economic Development Authority, adopted
	March 8, 1983, approving $400,000 industrial revenue
	bond loan to registrant (1)
10(i)	Certified Copy of Resolution of Board of Supervisors
	of Fairfax County, adopted March 21, 1983, approving
	issuance of industrial revenue bonds for purpose of
	$400,000 loan to Registrant(1)
10(j)	License agreement dated January 29, 1987, with TSUKASA
	SOKKEN Co., Ltd. of Japan, to use U.S. Patent No.
	3,677,085 (4)
10(k)	License agreement dated November 10, 1986, with S.A.
	Des Caliberies et Trefileries de Cossonay of
	Switzerland, to use U.S. Patent No. 4,279,147 and
	Canada Patent No. 1,120,286 (4)
10(l)	Lease agreement dated September 18, 1987, with Squire
	Court Limited Partnership to lease building space
	(9,000 sq. ft.) (4)
10(m)	Copy of termination agreement with Duane Preble dated April 1, 1988 (5)
10(n)	Sale agreement with National Hospital Health System
	Corporation, dated November 29, 1989, and subsequent
	amendments dated December 29, 1989, February 28, 1990,
	and March 27, 1990, to sell land and building in
	Herndon, Virginia (6)
10(o)	Lease agreement dated May 9, 1990 with National
	Hospital Health SystemCorporation to lease building
	space (5545 sq.ft.) (7)
10(p)	Stock Option Agreement between Sutron Corporation and
	Glenn A. Conover dated October 15, 1990 (7)
10(q)	Stock Option Agreement between Sutron Corporation and
	Daniel W. Farrell dated October 15, 1990 (7)
10(r)	Lease agreement dated July 30, 1992 with Loudoun
	Holding Inc. to lease building space (16,794 sq. ft.)
	(8)
10(s)	Stock Option Agreement between Sutron Corporation and
	Ronald C. Dodson dated December 6, 1993 (9)

10(t)	Stock Option Agreement between Sutron Corporation and
Raul S. McQuivey dated November 1, 1996 (11)

10(u)	Stock Option Agreement between Sutron Corporation and
Glenn A. Conover dated November 1, 1996 (11)

10(v)	Stock Option Agreement between Sutron Corporation and
Daniel W. Farrell dated November 1, 1996 (11)

10(w)	Stock Option Agreement between Sutron Corporation and
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

The registrant did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2001.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	       Sutron Corporation
		(Registrant)

Date:  March 29, 2002
By
/s/ Raul S. McQuivey 			Raul S. McQuviey, President
						and Director (Principal
						Executive and Financial
						Officer)

In accordance with the Securities Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 29, 2002
By
/s/ Raul S. McQuivey 			Raul S. McQuivey,
						President
			 			and Director
						President and
						Chief Executive Officer

Date: March 29, 2002
By
/s/ Thomas N. Keefer 			Thomas N. Keefer,
						Vice President and
						Director

Date: March 29, 2002
By
/s/ Daniel W. Farrell 			Daniel W. Farrell,
						Vice
						President and
						Director

Date: March 29, 2002
By
/s/ Sidney C. Hooper 			Sidney C. Hooper,
						Treasurer and Chief
						Accounting Officer


Article 5 Fin. Data Schedule for fiscal ended DEC-31-01

<PERIOD-TYPE>                   	      12-MOS
<FISCAL-YEAR-END>        		      DEC-31-2001
<PERIOD-START>				      JAN-01-2001
<PERIOD-END>                     	      DEC-31-2001
<CASH>                                   	103
<SECURITIES>                        	0
<RECEIVABLES>                    		1916
<ALLOWANCES>                   		12
<INVENTORY>                       		2560
<CURRENT-ASSETS>          			4862
<PP&E>                                  	2514
<DEPRECIATION>                   		1722
<TOTAL-ASSETS>       	             	5668
<CURRENT-LIABILITIES>  			     	1498
<BONDS>                                   0
<COMMON>                               	43
<PREFERRED-MANDATORY> 	0
<PREFERRED>                            	0
<OTHER-SE>                          	3918
<TOTAL-LIABILITY-AND-EQUITY>			5668
<SALES>                                   10251
<TOTAL-REVENUES>                         	10251
<CGS>                                 	6435
<TOTAL-COSTS>                   		6435
<OTHER-EXPENSES>              		0
<LOSS-PROVISION>                    	0
<INTEREST-EXPENSE>                		69
<INCOME-PRETAX>                    		(9)
<INCOME-TAX>                          	(70)
<INCOME-CONTINUING>                 	61
<DISCONTINUED>                      	0
<EXTRAORDINARY>                 		0
<CHANGES>                          		0
<NET-INCOME>                          	61
<EPS-PRIMARY>                          	.01
<EPS-DILUTED>                        	.01