Form 10QSB
period 2002-03-31
SUTRON CORP
filed 2002-05-15
CIK 728331

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

FORM 10 QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended	                  March 31, 2002

Commission file number   0-12227

                        Sutron Corporation
(Exact name of registrant as specified in its charter.)

        	Virginia				54-1006352
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation organization)

21300 Ridgetop Circle, Sterling Virginia     	20166
(Address of principal executive offices)       	(Zip  Code)

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

   Common Stock, $.01 Par Value - 4,289,551 shares of as of March 31, 2002.

                     PART I. - FINANCIAL INFORMATION

                                                      SUTRON CORPORATION
                                                       BALANCE SHEETS
                                                         (Unaudited)
                                    		 March 31,      December 31,
                                         	 	   2002	        2001
                                       		___________     ___________
Assets
Current Assets:
 Cash                                 		 $   69,000	     $  102,976
 Accounts receivables       			          784,173		1,915,977
 Inventory	                            		  3,091,809		2,559,808
 Other	                                        489,555         283,345
                                       		___________     ___________
Total Current Asset	                    	 $4,434,537	     $4,862,106

 Property, Plant, and Equipment,
  less accumulated depreciation
  and amortization of $1,771,850
  and $1,566,700						    751,242		  792,003

Deposits and Other Assets                 	     14,491 	   13,557
                                       		___________		__________
TOTAL ASSETS                        		 $5,200,270      $5,667,666



                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable	                    		    $  587,963	$ 456,424
 Accrued payroll						    	  63,626	  145,786
 Accrued expenses                        			 340,181	  402,464
 Line of credit			 		             216,529	  406,181
Current maturities of long-term notes			 118,204	  118,204
								    __________ 	__________
Total Current Liabilities                		    $1,326,503    $1,497,772

Long-term liabilities:
 Long-term notes payable                       		 179,758	  209,309
								    __________	__________
	Total liabilities					     1,506,261     1,707,081

Stockholders' Equity:
 Common stock, $.01 par value,				  42,896        42,896
 Additional paid in capital	             	     2,306,655     2,306,655
 Retained Earnings                  	 	     1,344,458     1,611,034
								     ___________	__________
Total Stockholders' Equity                	     3,694,009	 3,960,585

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    		    $5,200,270    $5,667,666

See Accompanying Notes to Financial Statements

                             SUTRON CORPORTION
                          STATEMENTS OF OPERATIONS
                               (Unaudited)
                                  			       Three Months Ended
                                             			March 31,
                                          		    2002	     2001
                                        			___________	___________
Revenues                              		 	 $1,302,528  $2,063,114

Cost of Goods Sold			      		    850,840	  1,251,608
                                    			___________	__________
Gross Profit                              		    451,688     811,507

Research and Development Expenses	     			    326,429	    420,753

Selling, General, and
 Administrative Expenses                  	          562,338     637,735
                                       			___________	  ___________
Income (Loss) from Operations		      		   (437,079)   (246,981)

Other Expense                               		          0           0

Interest Expense                            		     11,497        8,260

Income (Loss) before Provision  				____________  ___________
 for Income Taxes			        			    (448,576)  (255,241)

Provisions for Income Taxes		       		    (182,000)  ( 91,000)
                                 				____________  ___________
Net Income                           			   $(266,576) $(164,241)

Net Income per Common Share        	              		 $(.06)     $(.04)


Weighted Average Number
 of Common Shares                       	 	          4,289,551  4,293,068

See Accompanying Notes to Financial Statements

                                                         SUTRON CORPORTION
                                                       STATEMENTS OF CASH FLOWS
                                                            (Unaudited)
                                        			Three Months Ended
                                                		March 31,
                                             		2002    	   2001
                                           		___________  __________
Cash Flows from Operating Activities:
  Net income (loss)                       		$ (266,576)  $ (164,241)

  Depreciation and amortization                	          49,998       44,454
(Increase) Decrease in:
    Accounts receivables                      	       1,131,804      741,847
    Costs and estimated earnings in
      excess of contract billings             	               0            0
    Inventory                            			  (532,001)    (635,648)
    Other assets            		           	        (207,144)      98,963
Increase (Decrease) in:
    Accounts payable                          	         131,539     (370,635)
    Accrued expenses			          		  (144,443)     (86,077)
									__________	    _______
Net Cash Provided by Operating Activities  	         163,177       51,707

Cash Flows from Investing Activities:
Capital expenditures                         	          (9,237)    (30,859)
									__________	    _______
Net Cash Used in Investing Activities	     		    (9,237)    (30,859)

Cash Flows from Financing Activities:
Proceeds from advances on line of credit                        -	    450,795
Payments on line of credit					   (158,365)          -
Payments on Term notes payable              	          (29,551)    (14,144)
Payments on Installment notes payable			   	    0           0
Purchase of Treasury Stock					          -      (1,738)
									____________   _________
Net Cash (Used) by Financing Activities	       	   (187,916)   (434,913)
									____________   _________
Net Increase (Decrease) in Cash                  	    (33,976)    (32,717)
Cash and Cash Equivalents, January 1	        	    102,976       2,799
                                             		___________	   _________
Cash and Cash Equivalents, March 31				$    69,000   $  35,5l6

See Accompanying Notes to Financial Statements


SUTRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2002


1.  Basis of Presentation

The accompanying financial statements, which should be read in conjunction with the financial statements of Sutron Corporation ("the Company") included in the 2001 Annual Report filed on Form 10-KSB, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim period. The Company believes that all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation for such periods have been included.

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


                          MANAGEMENT'S DISCUSSION AND ANALYSIS
                                OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS

Results of Operations

Net Revenues.  The Company's revenues for the three months
 ended March 31, 2002 decreased 37% to $1,302,528 from $2,063,114 in 2001 primarily due to production problems related to the SatLink-G312 satellite transmitter that affected sales of the 8210 datalogger product line and due to decreased systems sales. Bookings for the first quarter of 2002 were up to $2,095,000 as compared to $1,393,000 in the first quarter of 2001, a 50% increase. These problems are anticipated to be resolved in the second quarter.

Gross Profit. Gross profit for 2002 decreased to $451,688 from $811,507 in 2001. Gross margin as a percentage of revenues for 2001 decreased to 35% as compared to 39% in 2001. The decrease in the Company's gross margin as a percentage of sales is attributed to decreased sales volume and to the manufacturing problems that the Company has experienced in the production of the SatLink-G312 satellite transmitter.

Selling, General And Administrative. Selling, general and administrative expenses decreased to $562,338 in 2002 from $637,735 in 2001, a decrease of $75,397 or 12%. The
Company has reorganized its sales territories and made some several product sales personnel reductions. These reductions have been partially offset by the addition of a Vice President of Hydrological Services. He is responsible for selling installation, stream gaging and maintenance services to our core customers of federal, state and local governments.

Research And Development. Research and development expenses decreased to $326,429 in 2002 from $420,753 in 2001, a decrease of $94,324 or 22%. This decrease is due to a reduction in personnel.

Interest Expenses. Interest expenses increased to $11,497 in 2002 from $8,260 in 2001.

The Company's backlog of orders at March 31, 2002 was $2,338,000 as compared to $1,952,000 as of March 31, 2001.
The Company anticipates that 82% of its March backlog will be shipped in 2002.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $69,000 at March 31, 2002, compared to $102,976 at December 31, 2001.

The ratio of current assets to current liabilities was 3.3:1 as of March 31, 2002, compared to 3.2 as of December 31, 2001. Working capital decreased $258,300 to $3,106,034 at the end of the first quarter of fiscal 2002 compared to $3,364,334 at the end of fiscal 2001.

Management believes internally generated funds and short-term borrowings on our existing credit line will provide adequate resources for supporting operations during the remainder of fiscal 2002.


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


                                      			Sutron Corporation
                                			     (Registrant)



May 15, 2002                             /s/Raul S. McQuivey
Date        	                       Raul S. McQuviey
                                         Principal Executive Officer

May 15, 2002                             /s/Sidney C. Hooper
Date                                     Sidney C. Hooper
                                         Principal Accounting Officer



Exhibit 11
Sutron Corporation
Computation of Per Share Earnings

					       	Three Months Ended
                                          	March 31,
                                          2002	     2001
                                        	__________	_________
Basic EPS
Average shares outstanding		      4,289,551	4,293,068
Net Income				         	$(266,576)	 $(164,241)
Net Income per common share		          $(.06)	     $(.04)

Dilutive EPS
Average shares outstanding		       4,289,551	 4,293,068
Effect of dilutive securities		              -	        -
Total average shares outstanding		 4,289,551	 4,293,068
Net earnings				       $(266,576)	 $(164,241)
Net income per diluted share		           $(.06)	     $(.04)



Article 5 Fin. Data Schedule for 1st Qtr 10-QSB

<PERIOD-TYPE>                                   		3-MOS
<FISCAL-YEAR-END>                          			DEC-31-2002
<PERIOD-END>                                   			MAR-31-2002
<CASH>                                                 	69000
<SECURITIES>                                     		0
<RECEIVABLES>                                 			784173
<ALLOWANCES>                                 			0
<INVENTORY>                                     		3091809
<CURRENT-ASSETS>                          			4432537
<PP&E>                                                 	2523092
<DEPRECIATION>                               			1771850
<TOTAL-ASSETS>                                			5200270
<CURRENT-LIABILITIES>                  				1326503
<BONDS>                                             		0
<COMMON>                                          		42919
<PREFERRED-MANDATORY>            					0
<PREFERRED>                                      		0
<OTHER-SE>                                          		3651090
<TOTAL-LIABILITY-AND-EQUITY> 						5200270
<SALES>                                                 	1302528
<TOTAL-REVENUES>                          			1302528
<CGS>                                                     	850840
<TOTAL-COSTS>                                  			850840
<OTHER-EXPENSES>                           			0
<LOSS-PROVISION>                             			0
<INTEREST-EXPENSE>                       				11497
<INCOME-PRETAX>                            			(448576)
<INCOME-TAX>                                    		(182000)
<INCOME-CONTINUING>                    				(266576)
<DISCONTINUED>                                 			0
<EXTRAORDINARY>                             			0
<CHANGES>                                           		 0
<NET-INCOME>                                      		(266576)
<EPS-PRIMARY>                                     		(.06)
<EPS-DILUTED>                                     		(.06)