Form 10QSB
period 2002-06-30
SUTRON CORP
filed 2002-08-14
CIK 728331

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

FORM 10 QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended	                  June 30, 2002

Commission file number   0-12227

                        Sutron Corporation
(Exact name of registrant as specified in its charter.)

        	Virginia				54-1006352
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation organization)

21300 Ridgetop Circle, Sterling Virginia     	20166
(Address of principal executive offices)       	(Zip  Code)

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

   Common Stock, $.01 Par Value - 4,289,551 shares of as of June 30, 2002.

                     PART I. - FINANCIAL INFORMATION

                                                      SUTRON CORPORATION
                                                       BALANCE SHEETS
                                                         (Unaudited)
                                    		  June 30,     December 31,
                                         	 	   2002	       2001
                                       		___________     ___________
Assets
Cash                                 		 $  143,881	     $  102,976
 Accounts receivables       			   	  1,384,415		1,915,977
 Inventory	                            	        2,969,648		2,559,808
 Other	                                        391,595		  283,345
                                       		___________     ___________
Total Current Asset	                    	 $4,889,539	     $4,862,106

 Property, Plant, and Equipment,
  less accumulated depreciation
  and amortization of $1,821,848
  and $1,721,852				   		    730,275	 	 792,003

Deposits and Other Assets                 	     16,492	        13,557
                                       		___________	     __________
TOTAL ASSETS                        		 $5,636,306	     $5,667,666


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable	                        	 $  476,322		$ 456,424
 Accrued payroll			            	    128,390	  	  145,786
 Accrued expenses                        	    	    273,084		  402,464
 Line of credit			 		   	    828,880	        406,181
Current maturities of long-term notes		    118,204	        118,204
						    		 __________ 	__________
Total Current Liabilities                	    	$ 1,824,880    	$1,497,772

Long-term liabilities:
 Long-term notes payable               		    150,207		  209,309
						  		  __________	__________
	Total liabilities			  	 	  1,975,087     	1,707,081

Stockholders' Equity:
 Common stock, $.01 par value,			     42,896          42,896
 Additional paid in capital	             	  2,306,655       2,306,655
 Retained Earnings                  	 	  1,311,668       1,611,034
						    		___________      __________
Total Stockholders' Equity                	  3,661,219	      3,960,585

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                             $5,636,306      $5,667,666
See Accompanying Notes to Financial Statements

                             SUTRON CORPORTION
                          STATEMENTS OF OPERATIONS
                               (Unaudited)
                                  			       Three Months Ended
                                             			June 30,
                                          		    2002	     2001
                                        			___________	___________
Revenues                              		 	 $2,284,007  $2,496,016

Cost of Goods Sold			      		  1,479,648   1,592,282
                                    			___________	__________
Gross Profit                              		    804,359     903,734

Research and Development Expenses	     			    399,490     400,058

Selling, General, and
 Administrative Expenses                  	          471,468     598,206
                                       			___________	  ___________
Income (Loss) from Operations		      		    (66,599)   (94,530)

Interest Expense                            		     11,191      21,268

Income (Loss) before Provision  				____________  ___________
 for Income Taxes			        			     (77,790)  (115,798)

Provisions for Income Taxes		       		    ( 45,000)   ( 85,013)
                                 				____________  ___________
Net Income                           			   $( 32,790) $(30,785)

Net Income per Common Share        	              		 $(.01)     $(.01)


Weighted Average Number
 of Common Shares                       	 	          4,289,551  4,290,132

See Accompanying Notes to Financial Statements

                             SUTRON CORPORTION
                          STATEMENTS OF OPERATIONS
                               (Unaudited)
                                  			       Six Months Ended
                                             			June 30,
                                          		    2002	    2001
                                        			___________	___________
Revenues                              		 	 $3,586,535	$4,559,130

Cost of Goods Sold			      		  2,330,488	 2,843,889
                                    			___________	__________
Gross Profit                              		  1,256,047	1,715,241

Research and Development Expenses	     		    	    725,919	  820,810

Selling, General, and
 Administrative Expenses                       	        1,033,806	  1,235,942
                                       			___________	  ___________
Income (Loss) from Operations		      		   (503,678)   (341,511)

Other Expense                               			-	        -

Interest Expense                            		     22,688       29,528

Income (Loss) before Provision  				____________  ___________
 for Income Taxes			        	    		   (526,366)     (371,039)

Provisions for Income Taxes		       		    (227,000)    (176,013)
                                 				____________  ___________
Net Income                           			   $(299,366)  $(195,026)

Net Income per Common Share        	              		$(.07)	 $(.05)

Weighted Average Number
 of Common Shares                       	 	          4,289,551	 4,291,592

See Accompanying Notes to Financial Statements



                                                        SUTRON CORPORTION
                                                       STATEMENTS OF CASH FLOWS
                                                            (Unaudited)
                                        			Six Months Ended
                                                		June 30,
                                             		2002    	   2001
                                           		___________  __________
Cash Flows from Operating Activities:
  Net income (loss)                       		$ (299,366)  $ (195,026)

  Depreciation and amortization                	          99,996	     88,908
(Increase) Decrease in:
    Accounts receivables                      	         531,562	    615,163
    Inventory                            			  (409,840)    (351,056)
    Other assets            		           	        (111,185)	     34,453
Increase (Decrease) in:
    Accounts payable                          	          19,898	   (509,712)
    Accrued expenses			          		  (146,776)    (14,465)
									  __________	_______
Net Cash Provided by Operating Activities  	         (315,711)    (331,735)

Cash Flows from Investing Activities:
Capital expenditures                         	          (38,268)    (74,576)
									    ________	______
Net Cash Used in Investing Activities	     		    (38,268)    (74,576)

Cash Flows from Financing Activities:
Proceeds from advances on line of credit                  453,986	     274,716
Proceeds from term note						           -     246,500
Payments on Term notes payable              	          (59,102)     (28,289)
Purchase of Treasury Stock					           -	 (4,043)
									   __________	_______
Net Cash (Used) by Financing Activities	       	     394,884	488,884
									   ____________   _________
Net Increase (Decrease) in Cash                  	       40,905	  82,573
Cash and Cash Equivalents, January 1	        	      102,976	   2,799
                                             		   ___________	_________
Cash and Cash Equivalents, June 30				   $  143,881	$ 85,371
See Accompanying Notes to Financial Statements


SUTRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2002


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


                          MANAGEMENT'S DISCUSSION AND ANALYSIS
                                OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS

Results of Operations

Three months ended June 30, 2002 Compared to 2001

Net Revenues. The Company's revenues for the three months ended June 30, 2002 decreased 8.5% to $2,284,007 from $2,496,016 in 2001 due to decreased sales of products and services.

Gross Profit. Gross profit for 2002 decreased to $804,359 from $903,734 in 2001. Gross margin as a percentage of revenues for 2002 decreased to 35% as compared to 36% in 2001. The decrease in the Company's gross margin as a percentage of sales is attributed to the decrease in sales volume and to manufacturing problems that the Company experienced in the production of the SatLink High Data Rate satellite transmitter.

Selling, General And Administrative. Selling, general and administrative expenses decreased to $471,468 in 2002 from $598,206 in 2001, a decrease of $126,738 or 21%. The decrease was due to reduction in sales and marketing personnel and activities.

Research And Development. Research and development expenses were approximately the same at $399,490 in 2002 compared with $400,058 in 2001. Product development expenditures were primarily focused on software enhancements to SatLink and the Xpert and XLite dataloggers and on XConnect, a systems software product.

Interest Expenses. Interest expenses decreased to $11,191 in 2002 from $21,268 in 2001 due to better inventory management as compared to 2001.

Six months ended June 30, 2002 Compared to 2001

Revenues.  The Company's revenues for the six months ended
June 30, 2002 decreased 21% to $3,586,535 from revenues of $4,559,130 in 2001 due to decreased sales of products to approximately $2,773,000 from approximately $3,417,000 in 2001 and due to decreased sales of services to approximately
$814,000 from approximately $1,142,000 in 2001. Sales of the 8200 and 8210 dataloggers and sensors decreased approximately $1,124,000. This decrease was partially offset by increased sales of SatLinks and repairs totaling $480,000 resulting in a net product sales decrease of approximately $644,000. The decrease in services revenues was approximately $328,000.

The Company booked significant orders during the first six months of 2002 totalling approximately $6,494,000 compared with $4,281,000 in 2001. Orders for systems and services were predominant and take longer to ship than products due to systems integration tests. The result was a buildup in the Company's backlog to approximately $4,466,000 at June 30, 2002 as compared to $2,303,000 at June 30, 2001.

Gross Profit. Gross profit for 2002 decreased to $1,256,047 from $1,715,241 in 2001. Gross margin as a percentage of revenues for 2002 decreased to 35% as compared to 38% in 2001. The decrease in the Company's gross margin as a percentage of sales is attributed to the decrease in sales volume and to manufacturing problems that the Company experienced in the production of the SatLink High Data Rate satellite transmitter.

Selling, General and Administrative. Selling, general and administrative expenses decreased to $1,033,806 in 2002 from $1,235,942 in 2001, a decrease of $202,136 due to decreases in sales and marketing personnel and activities.

Research and Development. Research and development expenses decreased $94,891 to $725,919 in 2002 from $820,810 in 2001. This decrease was due to a reduction in personnel. Product development expenditures were primarily focused on software enhancements to SatLink and the Xpert and XLite dataloggers and on XConnect, a systems software product.

Interest Expenses. Interest expenses increased to $22,688 in 2002 from $29,528 in 2001 due to better inventory management during the first six months of 2002 as compared to 2001.

Backlog. The Company's backlog of orders at June 30, 2002 was approximately $4,466,000 as compared to $2,303,000 at June 30, 2001. The Company anticipates that 87% of its June backlog will be shipped in 2002.

Liquidity and Capital Resources

Cash and cash equivalents increased to $143,881 at June 30, 2002, compared to $102,976 at December 31, 2001.

The ratio of current assets to current liabilities was 2.7 as of June 30, 2002, compared to 3.2 as of December 31, 2001. Working capital decreased $299,675 to $3,064,659 at the end of the second quarter of fiscal 2002 compared to $3,364,334 at the end of fiscal 2001.

Management believes internally generated funds and short-term borrowings on our existing credit line will provide adequate resources for supporting operations during the remainder of fiscal 2002.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

	On May 10, 2002, an Annual Meeting of Shareholders of Sutron Corporation was held. Directors elected at the meeting were Raul S. McQuivey, Thomas N. Keefer,
Daniel W. Farrell, Glenn A. Conover and Ronald C. Dodson.

  Thompson, Greenspon & Co., P.C. were appointed as independent accountants for 2002. The election of directors and the appointment of the independent accountants were the only matters voted upon at the meeting. The number of shares eligible to vote at the meeting were 4,289,551. The results of the voting on these three matters are shown below.


1.	Election of Directors

	Name			Votes For	Votes Against	Votes Withheld
	Raul S. McQuivey	3,874,571	--			211,708
	Thomas N. Keefer	3,874,571	--			211,708
	Daniel W. Farrell	3,874,571	--			211,708
	Sidney C. Hooper	3,874,571	--			211,708


2.  Appointment of Thompson, Greenspon & Co., P.C.
as Independent Accountants.

For		Against		Abstain
4,060,179	  25,900		200

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


                                      			Sutron Corporation
                                			     (Registrant)



August 14, 2002                             /s/Raul S. McQuivey
Date        	                       Raul S. McQuviey
                                         Principal Executive Officer

August 14, 2002                             /s/Sidney C. Hooper
Date                                     Sidney C. Hooper
                                         Principal Accounting Officer



Exhibit 11
Sutron Corporation
Computation of Per Share Earnings

					 	   Three Months Ended	   Six Months Ended
                                        	 June 30,			 June 30,
                                        2002	     2001	  2002	   2001
                                     __________	_________	_________	_________
Basic EPS
Average shares outstanding		4,289,551	4,290,132	4,289,551	4,291,592
Net Income					$(32,790)	$(30,785)	$(299,366)	$(195,026)
Net Income per common share		    $(.01)	    $(.01)	    $(.07)	   $(.05)

Dilutive EPS
Average shares outstanding		4,289,551	4,290,132	4,289,551	4,291,592
Effect of dilutive securities		        -	      -	        -	        -
Total average shares outstanding	4,289,551	4,290,132	4,289,551	4,291,592
Net earnings				$ (32,790)	$ (30,785)	$(299,366)	$(195,026)
Net income per diluted share		    $(.01)	    $(.01)	    $(.07)	    $(.05)


Article 5 Fin. Data Schedule for 1st Qtr 10-QSB

<PERIOD-TYPE>                                   		6-MOS
<FISCAL-YEAR-END>                          			DEC-31-2002
<PERIOD-END>                                   			JUN-30-2002
<CASH>                                                 	143881
<SECURITIES>                                     		0
<RECEIVABLES>                                 			1384415
<ALLOWANCES>                                 			0
<INVENTORY>                                     		2969648
<CURRENT-ASSETS>                          			4889539
<PP&E>                                                 	2552123
<DEPRECIATION>                               			1821848
<TOTAL-ASSETS>                                			5636306
<CURRENT-LIABILITIES>                  				1824880
<BONDS>                                             		0
<COMMON>                                          		42896
<PREFERRED-MANDATORY>            					0
<PREFERRED>                                      		0
<OTHER-SE>                                          		3618323
<TOTAL-LIABILITY-AND-EQUITY> 						5636306
<SALES>                                                 	3586535
<TOTAL-REVENUES>                          			3586535
<CGS>                                                     	2330488
<TOTAL-COSTS>                                  			2330488
<OTHER-EXPENSES>                           			0
<LOSS-PROVISION>                             			0
<INTEREST-EXPENSE>                       				22688
<INCOME-PRETAX>                            			(526366)
<INCOME-TAX>                                    		(227000)
<INCOME-CONTINUING>                    				(299366)
<DISCONTINUED>                                 			0
<EXTRAORDINARY>                             			0
<CHANGES>                                           		 0
<NET-INCOME>                                      		(299366)
<EPS-PRIMARY>                                     		(.07)
<EPS-DILUTED>                                     		(.07)