Form 10QSB/A
period 2002-06-30
SUTRON CORP
filed 2002-08-15
CIK 728331

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

				FORM 10-QSB/A


	Quarterly Report Pursuant to Section 13 or 15(d) of the
		Securities Exchange Act of 1934

For the quarterly period ended	                  June 30, 2002

Commission file number   0-12227

                        Sutron Corporation
			-------------------------------
	(Exact name of registrant as specified in its charter.)


        	Virginia				54-1006352
         --------------			  -------------------
(State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation organization)


21300 Ridgetop Circle, Sterling Virginia     	20166
----------------------------------------		-----
(Address of principal executive offices)       	(Zip  Code)


				(703) 406-2800
				--------------
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
See Accompanying Notes to Financial Statements


				SUTRON CORPORATION

			NOTES TO FINANCIAL STATEMENTS

				June 30, 2002


1.  Basis of Presentation

The financial statements for the six months ended June 30, 2002 and 2001 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of June 30, 2002 and 2001. The results of the six months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements.

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

Item 6. Exhibits and Reports on Form 8-K

(A) No reports on Form 8-K were filed or required to be filed during the quarter ended June 30, 2002.

(B) The following exhibits are included as part of this report:
99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002


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
