Form 10QSB
period 2002-09-30
SUTRON CORP
filed 2002-11-14
CIK 728331

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

				     FORM 10-QSB


	Quarterly Report Pursuant to Section 13 or 15(d) of the
		Securities Exchange Act of 1934

For the quarterly period ended	              September 30, 2002

Commission file number   0-12227

                        Sutron Corporation
			-------------------------------
	(Exact name of registrant as specified in its charter.)


        	Virginia				54-1006352
         --------------			  -------------------
(State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation organization)


21300 Ridgetop Circle, Sterling Virginia     	20166
----------------------------------------		-----
(Address of principal executive offices)       	(Zip  Code)


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

   Common Stock, $.01 Par Value - 4,289,551 shares of as of September 30, 2002.

                     PART I. - FINANCIAL INFORMATION

                                                      SUTRON CORPORATION
                                                       BALANCE SHEETS
                                                         (Unaudited)
                                    	    September 30,     December 31,
                                         	 	   2002	       2001
                                       		___________     ___________
Assets
Cash                                 		 $  223,368	     $  102,976
 Accounts receivables       			   	  1,550,605		1,915,977
 Inventory	                            	        3,009,861		2,559,808
 Other	                                        425,949		  283,345
                                       		___________     ___________
Total Current Asset	                    	 $5,209,783	     $4,862,106

 Property, Plant, and Equipment,
  less accumulated depreciation
  and amortization of $1,871,846
  and $1,721,852				   		    687,499	 	 792,003

Deposits and Other Assets                 	     16,492	        13,557
                                       		___________	     __________
TOTAL ASSETS                        		 $5,913,774	     $5,667,666


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable	                        	 $  940,956		$ 456,424
 Accrued payroll			            	     77,042	  	  145,786
 Accrued expenses                        	    	    476,755		  402,464
 Line of credit			 		   	    632,047	        406,181
Current maturities of long-term notes		    118,204	        118,204
						    		 __________ 	__________
Total Current Liabilities                	    	$ 2,245,004		$1,497,772

Long-term liabilities:
 Long-term notes payable               		    120,656		  209,309
						  		  __________	__________
	Total liabilities			  	 	  2,365,660		1,707,081

Stockholders' Equity:
 Common stock, $.01 par value,			     42,896          42,896
 Additional paid in capital	             	  2,306,655       2,306,655
 Retained Earnings                  	 	  1,198,563       1,611,034
						    		___________      __________
Total Stockholders' Equity                	  3,548,114	      3,960,585

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                             $5,913,774      $5,667,666
See Accompanying Notes to Financial Statements

                             SUTRON CORPORTION
                          STATEMENTS OF OPERATIONS
                               (Unaudited)
                                  			       Three Months Ended
                                             			September 30,
                                          		    2002	     2001
                                        			___________	___________
Revenues                              		 	 $2,532,255  $2,274,885

Cost of Goods Sold			      		  1,798,911   1,417,361
                                    			___________	__________
Gross Profit                              		    733,344	    857,524

Research and Development Expenses	     			    364,183	    286,325

Selling, General, and
 Administrative Expenses                  	          556,205     502,146
                                       			___________	  ___________
Income (Loss) from Operations		      		    (187,044)     69,053

Interest Expense                            		     14,061      25,411

Income (Loss) before Provision  				____________  ___________
 for Income Taxes			        			    (201,105)    43,642

Provisions for Income Taxes		       		    ( 88,000)     5,987
                                 				____________  ___________
Net Income                           			   $(113,105) $  49,629

Net Income per Common Share        	              		 $(.03)     $(.01)


Weighted Average Number
 of Common Shares                       	 	          4,289,551  4,289,551

See Accompanying Notes to Financial Statements

                             SUTRON CORPORTION
                          STATEMENTS OF OPERATIONS
                               (Unaudited)
                                  			         Nine Months Ended
                                             		     September 30,
                                          		    2002	    2001
                                        			___________	___________
Revenues                              		 	 $6,118,790	$6,834,015

Cost of Goods Sold			      		  4,129,399	 4,261,250
                                    			___________	__________
Gross Profit                              		  1,989,391	2,572,765

Research and Development Expenses	     		    	  1,090,102	  1,107,136

Selling, General, and
 Administrative Expenses                       	        1,590,011	  1,738,086
                                       			___________	  ___________
Income (Loss) from Operations		      		   (690,722)   (272,457)

Other Expense                               			-	        -

Interest Expense                            		     36,749       54,939

Income (Loss) before Provision  				____________  ___________
 for Income Taxes			        	    		   (727,471)     (327,396)

Provisions for Income Taxes		       		    (315,000)    (182,000)
                                 				____________  ___________
Net Income                           			   $(412,471)  $(145,396)

Net Income per Common Share        	              		$(.10)	 $(.03)

Weighted Average Number
 of Common Shares                       	 	          4,289,551	 4,290,904

See Accompanying Notes to Financial Statements



                                                        SUTRON CORPORTION
                                                       STATEMENTS OF CASH FLOWS
                                                            (Unaudited)
                                        			  Nine Months Ended
                                                	    September 30,
                                             		2002    	   2001
                                           		___________  __________
Cash Flows from Operating Activities:
  Net income (loss)                       		$ (412,471)  $ (145,396)

  Depreciation and amortization                	         149,994	    133,335
(Increase) Decrease in:
    Accounts receivables                      	         365,372	    587,420
    Inventory                            			  (450,053)    (348,804)
    Other assets            		           	        (145,539)	    102,900
Increase (Decrease) in:
    Accounts payable                          	          484,532	   (430,836)
    Accrued expenses			          		      5,547    (118,513)
									  __________	_______
Net Cash Provided by Operating Activities  	           (2,618)    (219,894)

Cash Flows from Investing Activities:
Capital expenditures                         	          (45,490)    (78,790)
									    ________	______
Net Cash Used in Investing Activities	     		    (45,490)    (78,790)

Cash Flows from Financing Activities:
Proceeds from advances on line of credit                  257,153	     250,905
Proceeds from term note						           -     246,500
Payments on Term notes payable              	          (88,653)     (62,975)
Purchase of Treasury Stock					           -	 (4,043)
									   __________	_______
Net Cash (Used) by Financing Activities	       	     168,500	430,387
									   ____________   _________
Net Increase (Decrease) in Cash                  	      120,392	 131,703
Cash and Cash Equivalents, January 1	        	      102,976	   2,799
                                             		   ___________	_________
Cash and Cash Equivalents, September 30			   $  223,368	$ 134,502
See Accompanying Notes to Financial Statements


				SUTRON CORPORATION

			NOTES TO FINANCIAL STATEMENTS

				September 30, 2002


1.  Basis of Presentation

The financial statements for the nine months ended September 30, 2002 and 2001 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of September 30, 2002 and 2001. The results of the nine months are not indicative of a full year of operation for the Company.

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


                          MANAGEMENT'S DISCUSSION AND ANALYSIS
                                OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS

Results of Operations

Three months ended September 30, 2002 Compared to 2001

Net Revenues. The Company's revenues for the three months ended September 30, 2002 increased 11% to $2,532,255 from $2,274,885 in 2001 due primarily to increased sales of accessory items.

Gross Profit. Gross profit for 2002 decreased to $730,700 from $857,524 in 2001. Gross margin as a percentage of revenues for 2002 decreased to 29% as compared to 37% in 2001. The decrease in the Company's gross margin as a percentage of sales is attributed to manufacturing problems that the Company experienced in the production of the SatLink High Data Rate satellite transmitter, to the higher sales volume of accessory parts that carry lower margins and to writedowns of obsolete and slow moving inventory.

Selling, General And Administrative. Selling, general and administrative expenses increased to $556,205 in 2002 from $502,146 in 2001, an increase of $54,059 or 11%. The increase was due to legal fees relating to a bid protest and increased international agent commissions.

Research And Development. Research and development expenses increased to $364,183 in 2002 compared with $286,325 in 2001, an increase of $77,858 or 27%. Product development expenditures were primarily focused on software enhancements to SatLink and the Xpert and XLite dataloggers and on XConnect, a systems software product.

Interest Expenses. Interest expenses decreased to $14,061 in 2002 from $25,411 in 2001 due to improved inventory management in 2002 as compared to 2001.

Nine months ended September 30, 2002 Compared to 2001

Revenues. The Company's revenues for the nine months ended September 30, 2002 decreased 10.5% to $6,118,790 from revenues of $6,834,015 in 2001 due to decreased sales of products to approximately $4,895,000 from approximately $5,116,000 in 2001 and due to decreased sales of services to approximately
$1,122,000 from approximately $1,652,000 in 2001. Sales of the 8200 and 8210 dataloggers and sensors and accessory items decreased approximately $1,376,000. Increased sales of Xpert and XLite dataloggers and SatLink HDR satellite transmitters and repairs totaling $1,151,000 resulting in a net product sales decrease of approximately $225,000. The decrease in projects and services revenues was approximately $494,000 due to a delay in shipping a project to the Government of Andhra Pradesh of India. This project shipped in October 2002.

The Company booked significant orders during the first nine months of 2002 totalling approximately $9,766,000 compared with $8,253,000 in 2001. Orders for systems and services were predominant and take longer to ship than products due to systems integration tests. The result was a buildup in the Company's backlog to approximately $5,240,000 at September 30, 2002 as compared to $4,024,000 at September 30, 2001. The
Company anticipates shipping approximately 80% of its September backlog by the end of 2002. The balance will ship in fiscal year 2003 or later.

Gross Profit. Gross profit for 2002 decreased to $1,989,391 from $2,572,765 in 2001. Gross margin as a percentage of revenues for 2002 decreased to 32.5% as compared to 37.6% in 2001. The decrease in the Company's gross margin as a percentage of salesis attributed to manufacturing problems that the Company experienced in the production of the SatLink High Data Rate satellite transmitter, to higher sales volume of accessory parts that carry lower margins and to writedowns of obsolete and slow moving inventory.

Selling, General and Administrative. Selling, general and administrative expenses decreased to $1,590,011 in 2002 from $1,738,086 in 2001, a decrease of $148,075 or 15% due to reductions in sales and marketing personnel.

Research and Development. Research and development expenses decreased $17,034 to $1,090,102 in 2002 from $1,107,136 in 2001. Product development expenditures were primarily focused on software enhancements to SatLink and the Xpert and XLite dataloggers and on XConnect, a systems software product.

Interest Expenses. Interest expenses decreased to $36,749 in 2002 from $54,939 in 2001 due to better inventory management during the first nine months of 2002 as compared to 2001.

Liquidity and Capital Resources

Cash and cash equivalents increased to $223,368 at September 30, 2002, compared to $102,976 at December 31, 2001.

The ratio of current assets to current liabilities was 2.3 as of September 30, 2002, compared to 3.2 as of December 31, 2001. Working capital decreased $399,555 to $2,964,779 at the end of the third quarter of fiscal 2002 compared to $3,364,334 at the end of fiscal 2001.

Due to the Company's performance during fiscal year 2002, its bank extended the line of credit from July 1, 2002 through October 31, 2002 and reduced the line from $2,000,000 to $1,500,000 due to the Company not using that portion of its credit line. In October 2002, the bank granted the
Company an extension from November 1, 2002 to November 30, 2002. The bank increased its lending rate by 1% to prime plus 1.5%, cancelled the fixed asset line and required the Company to engage a consultant to review the Company's operations. The Company is currently in the process of engaging a consultant for that purpose.

The Company currently relies on internally generated funds and short-term borrowings on our existing credit line to provide adequate resources for supporting operations. Management believes that the bank will extend the line of credit at the end of November 2002 and that the Company will have adequate resources to fund operations during the remainder of fiscal 2002.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(A) No reports on Form 8-K were filed or required to be filed during the quarter ended September 30, 2002.

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


                                      			Sutron Corporation
                                			     (Registrant)



November 14, 2002                             /s/Raul S. McQuivey
Date        	                       Raul S. McQuviey
                                         Principal Executive Officer

November 14, 2002                             /s/Sidney C. Hooper
Date                                     Sidney C. Hooper
                                         Principal Accounting Officer



Exhibit 11
Sutron Corporation
Computation of Per Share Earnings

					 	   Three Months Ended	   Nine Months Ended
                                        	 September 30,		September 30,
                                        2002	     2001	  2002	   2001
                                     __________	_________	_________	_________
Basic EPS
Average shares outstanding		4,289,551	4,289,551	4,289,551	4,290,904
Net Income					$(113,105)	$  49,629	$(412,471)	$(145,396)
Net Income per common share		    $(.03)	    $ .01	    $(.10)	   $(.03)

Dilutive EPS
Average shares outstanding		4,289,551	4,289,551	4,289,551	4,290,904
Effect of dilutive securities		    9,533	      -	    9,533	        -
Total average shares outstanding	4,280,018	4,289,551	4,280,018	4,290,904
Net earnings				$(113,105)	$  49,629	$(412,471)	$(145,396)
Net income per diluted share		    $(.03)	    $ .01	    $(.10)	    $(.03)
