Form 10KSB
period 2002-12-31
SUTRON CORP
filed 2003-03-31
CIK 728331

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

FORM 10 KSB


Annual Report Pursuant To Section 13 Or 15(D)
Of The Securities Exchange Act Of 1934

For the fiscal year ended: December 31, 2002

Commission file number:  0-12227

                   Sutron Corporation
(Exact name of registrant as specified in its charter.)

        	Virginia				  54-1006352
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

21300 Ridgetop Circle, Sterling Virginia           20166
(Address of principal executive offices)       	(Zip Code)

                   (703) 406-2800
(registrants telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X ]  	No  	[   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year were $10,202,658.

The aggregate market value of the voting stock held by non-affiliates as of March 31, 2003 was approximately $1,166,000 based on the fair market value of such stock.

The number of shares outstanding of the issuer's
Common Stock, $.01 par value, as of March 31, 2002 was 4,289,551.


Documents Incorporated by Reference
Portions of the registrants definitive proxy statement dated
April 14, 2003 are incorporated in Part III as set forth herein.

PART I

Item 1.  Business

Business Development

Sutron Corporation, incorporated in 1975, is an environmental monitoring firm. The Company designs and manufactures environmental monitoring and control systems for use by government agencies and industry. The Companys business is to provide real-time data collection, telemetry, and technical expertise to monitor, control, manage, and forecast activities in the areas of hydrology, meteorology and water management.

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

Products

The Hydromet Products Division manufactures data collection platforms, remote terminal units and sensors. Sutron's data collection platforms and remote terminal units collect and transmit sensor data to central facilities by radio, telephone, cable, fiber optics, or microwave. Sutron's sensors support the collection of hydrological and meteorological data and include a tipping bucket rain gauge, a barometric pressure sensor, a temperature sensor, and several water level sensors. The Companys equipment is compatible with sensors from other companies. Sutron has long-standing relationships with suppliers for wind speed and wind direction, water quality, humidity and solar radiation sensors.

The Company received an ISO 9001 certification on March 12, 1999. The Companys principal products are described below.

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

SatLink G312-1

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

Xpert and XLite Dataloggers

The Xpert Datalogger/controller is the Companys next generation datalogger. It is built upon a Microsoft CE operating system, has a 486 processor, C plus plus programming and standard 2 MB memory that is
expandable to over 1 gigabyte.   It enables the Company to enter closely
related environmental markets such as tides and weather monitoring. The XLite, a derived product based on the Xpert, does not have a display but is similarly capable. The XLite was released at the end of 2001.

Systems Integration Services and Software

The Company provides system integration services which include the sale of Sutron's real-time database software (XConnect), the design and development of customer-specific hardware configurations and software applications, and long-term software support for XConnect users. This capability allows the Company to provide turnkey hydrological and meteorological systems to a variety of users.

Hydrological Services

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


Distribution Methods of Products and Services

The Companys products and services are currently sold in the United States by the Companys direct sales force. As of December 31, 2002, the Company employed seven salaried sales and marketing personnel, including four engaged directly in field sales activities, and three in various other marketing and sales support functions. Internationally, the Company utilizes sales agents to sell its products and services.

Customers

During 2002, approximately 52% of the Companys products and services were sold to the Federal Government. Revenues in 2002 among the various agencies were as follows: U.S. Army Corps of Engineers, 12%; Department of Defense, 5%; Department of the Interior, 26%; Department of Commerce, 5% and various other agencies of the federal government, 4%. The revenues from the Corps of Engineers were spread among some ten (10) separate Districts, and the revenues from the Department of the Interior among two (2) agencies, the U.S. Geological
Survey and the Bureau of Reclamation.

The Company also performed on various contracts of foreign origin. Total revenues from foreign customers amounted to approximately 29% of total revenues in 2002, 12% of total revenues in 2001 and 32% in 2000. Sutron actively markets its products and services internationally.

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

Several of these companies have financial, research and development, marketing, management and technical resources substantially greater than those of the Company. The Company may also be at a competitive disadvantage because it purchases certain sensors and other equipment components, as well as computer hardware and peripheral equipment, from manufacturers who are or may become competitors with respect to one or more of the Companys products.

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

Research and Development

During the three years ended December 31, 2002, 2001, and 2000,
Sutron's internally funded research and development costs were $1,480,706, $1,434,129 and $1,352,506 respectively.

In 2002, the company released a logger version of the SatLink-G312-1. The SatLink-G312-1 is a high data rate satellite transmitter that transmits at 100, 300 and 1200 baud and uses GPS. The logger version has added the capability to the SatLink unit to function as a logger for certain datalogging applications. Our GOES satellite customers are mandated by NESDIS to purchase high data rate satellite transmitters and to replace all old 100 baud transmitters within a ten-year period effective July 2001.

The Company released the Xpert and XLite dataloggers in 2001.
These dataloggers use Microsoft CE as the operating systems and enabled the Company to enter closely related environmental markets such as tides and weather monitoring. The XLite, a derived product based on the Xpert, has less I/O capability but is less expensive as well. The Companys development efforts in 2002 were focused primarily on developing tidal monitoring applications based on these products that were instrumental in winning orders in 2002 of approximately $450,000 from the National Ocean Survey for tides systems.

 In 2002, the Company released XConnect, a base station software application that is compatible with leading database software including Oracle and Microsoft SQL Server. The Company anticipates significant revenues in 2003 as customers upgrade their systems software from PC Base II to XConnect.

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

Backlog

The Companys backlog at December 31, 2002 was $2,784,499 as compared with $1,615,236 at December 31, 2001. The Company anticipates that 75% of its 2002 year-end backlog will be shipped in 2003.

Employees

The Company had a total of 57 employees as of December 31, 2002 of which 56 were full time.

Item 2.  Properties

On July 30, 1992, the Company entered into a five and one-half year lease, for approximately 17,000 square feet of manufacturing and office space in Sterling, Virginia. The lease commenced on October 23, 1992. This facility allowed the Company to consolidate it's manufacturing, systems integration, research and development, and sales and administration departments into one building. An option for an additional five years was exercised in 1997. An option for an additional three years was exercised in November 2002. The lease will expire in March 2006.

In July, 1999, the Company leased additional space of approximately 7,000 square feet in Sterling, Virginia. Two departments, integrated systems and research and development were relocated to the new space during fiscal year 2000 in order to provide increased production and warehouse space at the corporate headquarters. The lease expires in March 2003 and has been renewed for three more years and will expire in March 2006.

The Company entered into a lease agreement in October 2002 for approximately 3800 square feet of office and warehouse space in West Palm Beach, Florida. The four year lease expires in October 2006. The Hydrological Services division will use this space which consists of both office and warehouse space.

The Company believes that its facilities are adequate for its present needs and that its properties are in good condition, well maintained and adequately insured.

Item 3.  Legal Proceedings

The Company is not a party to any pending legal proceeding nor is its property the subject of a pending legal proceeding.

Item 4.  Submission of Matters To A Vote of Security Holders

No matter was submitted during the fourth quarter of 2002 to a vote of the Companys security holders, either through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for Common Equity and Related Stockholder
Matters

(a)  Market Information

The common stock of Sutron Corporation is quoted over the counter through the NASD Bulletin Board supplied by the National Association of Securities Dealers, Inc. under the symbol STRN, and through the Pink Sheet Service of the National Quotation Bureau, Inc. The following table shows the high and low bid quotations in 2002 and 2001 by quarter as reported by the National Quotation Bureau, Inc. and the National Association of Securities Dealers, Inc. These quotations represent prices between dealers in securities, do not include retail mark-ups, mark-downs, or commissions and do not necessarily represent actual transactions.

MARKET INFORMATION

					2002			2001
				HIGH		LOW		HIGH		LOW
First Quarter		$.79		 $.43		$1.13		 $.63
Second Quarter		 1.05		  .58        1.01		  .51
Third Quarter	 	 1.01		  .70		 1.55		  .60
Fourth Quarter	 	 1.20		  .55 	 2.99		  .65


 (b)  Approximate Number of Equity Shareholders:
Title of Class: Common Stock, $.01 par value
Approximate Number of Record Holders At March 31, 2003: 715

 (c)  Dividends:
The Company has never paid a dividend on its common stock and the Board of Directors intends for the foreseeable future to retain all earnings for use in the Companys business.

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

 The following table sets forth, for the periods presented, certain income statement data of the Company expressed as a percentage of revenues:

				Percentage of Revenues

				2002		2001		2000
Revenues			100.0%	100.0%	100.0%
Cost of sales		 66.2		62.8		62.6
Gross profit		 33.8		37.2		37.4
Selling, general and
administrative expenses	 21.8		22.7		24.8
Research and
Development expenses	 14.5		14.0		13.6
Operating income		 (2.5)	  .5		(1.0)
Interest expense		   .5		  .6		  .4
Income before
 income taxes		 (3.0)	(.1)		(1.4)
Income taxes (benefit)	 (1.9) 	(.7) 		(1.0)
Net income			 (1.1)%	  .6%	       (.4)%


Fiscal 2002 Compared to Fiscal 2001

Results of Operations

The Companys revenues decreased .5% to $10.2 million from $10.25 million in 2001.

Revenues from sales to domestic customers decreased in 2002 to $7.25 million from $9.05 million in 2001, a decrease of 19.5%. Export sales increased to $2.95 million in 2002 from $1.2 million in 2001.
The Company was awarded major international projects in India, China and Mexico in 2002. The company also made shipments of approximately $548,000 to customers in Canada in 2002. The Company believes that export sales will continue to improve in 2003 and will exceed $3 million due to the introduction of new products and systems sofware and increased international opportunities.

Datalogger/Transmitter product sales decreased 27% to $3.6 million in 2002 from $4.95 million in 2001. The decrease was due to weak customer demand as a result of operational problems with the NOAA/NESDIS GOES satellite receiving facility and our customers not being able to obtain satellite station assignments from NESDIS. Systems sales and services increased 39% to $3.2 million in 2002 from $2.3 million reflecting the increase in international projects. Sales of sensor and accessory products increased 14% to $3.3 million from $2.9 million. Hydrological services revenues were approximately $100,000 in both years. The Company anticipates revenue of approximately $1 million from this division in 2003 as it won four major, multi-year contracts in 2002.

The Companys largest customers in each of years 2002 and 2001 was Department of the Interior, the principal agencies being the US Geological Survey and the Bureau of Reclamation, which accounted for 26% and 39% of revenues, respectively. Commercial and international revenues represented 48% of revenues in 2002 versus 44% in 2001.

Gross Profit

Gross profit for 2002 decreased 9% to $3.45 million from $3.8 million in 2001. Gross margin as a percentage of revenues for 2002 decreased to 33.8% as compared to 37.2% in 2001. The decrease in gross margin in 2002 is a result of write-offs of obsolete inventory totaling $180,000 and manufacturing problems relating to the SatLink-G312-1 High Data Rate satellite transmitter. The Company switched suppliers in mid 2002 in order to lower costs and improve efficiency of manufacturing the SatLink-G312-1. The Company began to see improved results in late 2002 and expects further improvements in fiscal year 2003. The Companys gross margin is dependent on product costs, product mix and overhead expenses, all of which fluctuate from year to year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 4% to $2.2 million in 2002 from $2.3 million in 2001. Selling, general and administrative expenses as a percentage of revenues decreased to 21.8% in 2002 from 22.7% in 2001 due primarily to a reduction in marketing expenditures and the reduction of one sale position.

Research and Development Expenses

Research and development expenses increased 3% to $1.48 million in 2002 from $1.43 million in 2001. Research and development expenses as a percentage of revenues increased to 14.5% in 2002 from 14% in 2001. In 2002, the company released a logger version of the SatLink-G312-1. The SatLink-G312-1 is a high data rate satellite transmitter that transmits at 100, 300 and 1200 baud and uses GPS. The logger version has added the capability to the SatLink unit to function as a logger for certain datalogging applications. Our GOES satellite customers are mandated by NESDIS to purchase high data rate satellite transmitters and to replace all old 100 baud transmitters within a ten-year period effective July 2001.

The Company released the Xpert and XLite dataloggers in 2001. These dataloggers use Microsoft CE as the operating system and have enabled the Company to enter closely related environmental markets such as tides and weather monitoring. The XLite, a derived product based on the Xpert, has less I/O capability but is less expensive as well. The Companys development efforts in 2002 were focused primarily on developing tidal monitoring applications based on these products that were instrumental in winning orders in 2002 of approximately $450,000 from the National Ocean Survey for tides systems.

In 2002, the Company released XConnect, a base station software application that is compatible with leading database software including Oracle and Microsoft SQL Server. The Company anticipates significant revenues in 2003 as customers upgrade their systems software from PC Base II to XConnect.

Other Income (Expense)

Other income and expenses consisted of interest expenses of $47 thousand in 2002 compared with $69 thousand in 2001 .

Fiscal 2001 Compared to Fiscal 2000

Results of Operations

The Companys Revenues for 2001 increased 3% to $10.2 million from $9.9 million in 2000.

Revenues from sales to domestic customers increased in 2001 to $9 million from $6.7 million in 2000, an increase of 34%. Export sales decreased to $1.2 million in 2001 from $3.2 million in 2000. The Company was not awarded any major international projects in 2001. The company was awarded several major international contracts in Peru in 2000 that totaled $1.6 million.

Datalogger-Transmitter product sales increased 33% to $4.9 million from $3.3 million in 2000. The increase was due to strong demand for the 8210 datalogger product line from our core customers and to sales of the Companys new satellite transmitter, the SatLink G312-1. Systems sales and services decreased to $2.3 million in 2001 from $3.8 million reflecting the decrease in international projects. Sales of sensor and accessory products increased 7% to $3.0 million from $2.8 million.

The Companys largest customer in each of 2001 and 2000 the Department of the Interior, the principal agencies being the US Geological Survey and the Bureau of Reclamation, which accounted for 39% and 28% of revenues. Commercial and international revenues represented 44% of revenues in 2001 versus 57% in 2000.

Gross Profit

Gross profit for 2001 increased 3% to $3.8 million in 2000 from $3.7 million in 2000. Gross margin as a percentage of revenues for 2000 decreased to 37.2% as compared to 37.4% in 2000.
The decrease in gross margin in 2001 is a result of increased product costs primarily associated with the introduction of the SatLink G312-1 as the Company gained experience in the manufacturing of this new product. The Companys gross margin is dependent on product costs, product mix and overhead expenses, all of which fluctuate from year to year.

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

The Xpert Datalogger/Controller is the Companys next generation data
logger that uses Microsoft CE as the operating system.   It enables
the Company to enter closely related environmental markets such as tides and weather monitoring. The XLite, a derived product based on the Xpert, is less expensive but similarly capable. The XLite was released at the end of 2001.

Other Income (Expense)

Other income and expenses consisted of interest expenses of $69 thousand in 2001 compared with $38 thousand in 2000.

Liquidity and Capital Resources

The Companys working capital was $3.3 million at December 31, 2002 compared with $3.4 million at December 31, 2001. Cash on hand was $401,740 at December 31, 2002 compared to $102,976 at December 31, 2001.

Net cash provided by operating activities was $845,428 in the year ended December 31, 2002 compared to cash provided by operations of $139,378 for the year ended December 31, 2001 and cash used by operations of $333,073 for the year ended December 31, 2000.

Net cash used in investing activities was $53,566 for the year ended December 31, 2002, compared to $162,963 and $317,611 for the years ended December 31, 2001 and 2000, and was primarily due to purchases of property and equipment.

Net cash used by financing activities was $493,098 in 2002 due to payments on the line of credit and term notes. Net cash provided by financing activities was $123,762 for the year ended December 31, 2001 due to proceeds from a term note. Cash provided by financing activities was $493,976 for the year ended December 31, 2000 due to borrowings on the line of credit and proceeds from a term note.

The Company has a revolving credit facility of $1,000,000. The credit facility expires on June 30, 2003 and will not be renewed with its current lender. The Company is currently in the process of evaluating several other financial institutions in order to obtain additional financing.

Management believes that its existing cash resources, cash flow from operations and short-term borrowings on our existing credit line will provide adequate resources for supporting operations during fiscal 2003.


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Sutron Corporation
Sterling, Virginia


	We have audited the accompanying balance sheets of Sutron Corporation as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity, and cash flows for each of the three years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

	In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sutron Corporationas of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years ended December 31, 2002, 2001 and 2000 in conformity with generally accepted accounting principles.


Thompson, Greenspon & Co.


Fairfax, Virginia
February 10, 2003




                       PART I. - FINANCIAL INFORMATION
                                  SUTRON CORPORATION
                                    BALANCE SHEETS
			(In thousands)



					December 31,	  December 31,
						2002		      2001
ASSETS
Current assets
Cash and cash equivalents		$ 402			$ 103
Accounts receivable			1,814			1,916
Inventory					2,029			2,560
Prepaid items and other			  183			   62
Income taxes receivable			    -			  139
Deferred income taxes			  195			  147
						-----			------
Total current assets			4,623			4,927
Property, plant and equipment		2,567			2,514
Accumulated depreciation
 and amortization				(1,929)		(1,722)
						-----			------
Net property, plant, and
equipment					638			792
						-----			------
Income taxes receivable			  151			80
Other assets				22			14
						-----			------
Total Assets				$5,434		$5,813
						======		======



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable				$  484	$456
Accrued payroll				   157	 146
Other accrued expenses			   591	 403
Line of credit				     -	 375
Current maturities of
long-term notes				   93		 118
						-----		-----
Total current liabilities		1,325		1,498
Long-term notes				  116		  209
Deferred income taxes			  142		  145
						-----		-----
Total liabilities				1,583		1,852
						-----		-----

Stockholders' equity
Common stock, 				   43		   43
Additional paid-in capital		2,307		2,307
Retained Earnings 			1,501		1,611
						-----		-----
Total stockholders' equity		3,851		3,961
						-----		-----
Total liabilities and
stockholders' equity			$5,434     $5,813
						======	=====



See Accompanying Notes to Financial Statements

                                SUTRON CORPORTION
                             STATEMENTS OF OPERATIONS
				(In thousands, except per share data)
                             	   Year Ended December 31,
					2002		2001		2000
Revenue			    $10,203	   	$10,251	$9,907
Cost of sales			6,754		6,435		6,198
					-----		-----		-----
Gross profit 			3,449		3,816		3,709
Selling, general and
administrative expenses 	2,225		2,322		2,457
Research and development
expenses				1,481		1,434		1,353
					-----		-----		-----
Operating income			 (257)	   60		(101)
Other income (expense)		   -		  -		   1
Interest expense, net		 (47)		  (69)	 (38)
					-----		-----		-----
Income before income taxes 	 (304)	  (9)		(138)
Income taxes (benefit)		 (194)	 (70)		 (98)
					-----		-----		-----
Net income 				$(110) 	  $61		$(40)
					=====		=====		=====
Net income per common share	$(.03)	$(.01)	$(.01)
Net Income per diluted share	$(.03)	$(.01)	$(.01)

See Accompanying Notes to Financial Statements


						SUTRON CORPORATION
					STATEMENTS OF STOCKHOLDERS' EQUITY
				YEARS ENDED DECEMBER 31, 2002, 2001, and 2000
					(In thousands, except shares data)

				COMMON			PAID-IN	ACCUMULATED
				SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAl

				--------	---		------	-----		-----
Balance, December
 31, 1999			4,298,351	$43		$2,316	$1,590 	$3,949
Retirement of
 treasuary shares	         (5,000)    -		    (5)	    -          (5)
Net income for 2000	        -	  -		    -	        (40)	  (40)
				---------	---		-----		-----		-----
Balances, December
 31,2000			4,293,351	$43		$2,311	$1,550	$3,904
Retirement of
 treasury shares		(3,800)	-		   (4)	  -		   (4)
Net income									   61		   61
				---------	---		-----		-----		-----
Balances, December
 31,2001			4,289,551	$43		$2,307	$1,611	$3,961
Net income
									   	  (110)	  (110)
Balances, December
 31,2002			4,289,551	$43		$2,307	$1,501	$3,851
				=========	===		======	======	======


      See Accompanying Notes to Financial Statements



                                    		SUTRON CORPORTION
                             			   STATEMENTS OF CASH FLOWS
								(In thousands)
                                             Year Ended December 31,


							2002        2001		2000
Cash flows from operating activities:
Net income					     $(110)	    $  61	     $(40)
Non-cash items included in net income:
 Depreciation and amortization		 208		199		167
 Deferred income taxes				 (51)		  8		 43
Changes in current assets and
 liabilities:
Accounts receivables				  102		113		(347)
Inventory						  531		 142		(165)
Prepaid items and other				 (121)       361		(389)
Income taxes receivable				   68		 (80)		  -
Other assets					   (8)  	   -		  -
Accounts payable					   28		 (590)	 543
Accrued expenses					  199		(75)		(145)
							-----		-----		-----
Net cash provided by operating activities	 846		 139		(333)

Cash flows from investing activities:
Purchase of property and equipment		 (54)		(163)		(317)
							-----		-----		-----
Net cash used by investing activities	 (54)		(163)		(317)

Cash flows from financing activities:
Proceeds from term notes payable		-		246		 126
Proceeds from line of credit, net		-		-		406
Payments on line of credit, net		(375)		 (31)		 -
Payments on term notes payable		(118)		(87)		(32)
Payments for purchase of treasury stock	-		(4)		(6)
							-----		-----		-----
Net cash used by financing activities	(493)		124		494

Net increase (decrease) in cash and
 cash equivalents				       299		100		(156)
Cash and cash equivalents, beginning
 of year						 103		  3		 159
							-----		-----		-----
Cash and cash equivalents, end of year	$402	      $103	    $   3
							=====		=====		=====

See Accompanying Notes to Financial Statements


SUTRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Sutron Corporation ("the Company") was incorporated
 on December 30, 1975 under the General Laws of the Commonwealth of Virginia. The Company designs and manufactures environmental monitoring and control systems for use by government agencies and industry.
The Companys products include sensors, data collection platforms and remote terminal units with telemetry capability and system and application software. Sutron's customers include a diversified base of Federal, state and foreign government agencies, universities, and hydropower companies.

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

Cash and Cash Equivalents
For purposes of the statements of cash flows, cash equivalents include time deposits and all highly liquid debt instruments with original maturities of three months or less. Interest paid amounted to $48,936, $75,815 and $34,866 in 2002, 2001 and 2000, respectively. Income taxes paid amounted to $0 in 2002 and 2001, and $50,000 in 2000.

Accounts Receivable
The Company established an allowance for uncollectible receivables of $0 and $11,800 in 2002 and 2001, respectively. Bad debt expense amounted to $0, $12,750 and $39,199 in 2002, 2001 and 2000, respectively.

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

Income Taxes
The Company utilizes an asset and liability approach to accounting for income taxes. The objective is to recognize the amount of income taxes payable or refundable in the current year based on the Companys income tax return and the deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Companys financial statements or tax returns.
The assets and liability method accounts for deferred income taxes by applying enacted statutory rates to temporary differences, the difference between financial statement amounts and tax bases of assets and liabilities. The resulting deferred tax liabilities or assets are classified as current or noncurrent based on the classification of the related asset or liability. Deferred income tax liabilities or assets are adjusted to reflect changes in tax laws or rates in the year of enactment.

Financial Instruments
The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and short term notes receivable approximate their carrying amounts in the financial statements.

Based on the borrowing rates currently available to the Company for debt with similar maturity dates and collateral, the estimated fair value of long-term debt is $116,105 and $209,309 at December 31, 2002 and
2001, respectively.

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

Capital
The Company has 12,000,000, $.01 par value, shares authorized. There were 4,289,551 shares issued and outstanding at December 31, 2002, 4,289,551 shares issued and outstanding at December 31, 2001 and 4,293,351 issued and outstanding at December 31, 2000.
The Companys Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market transactions. As of December 31, 2002, 13,800 shares have been repurchased.

Earnings Per Share
The Company has adopted Statement of Financial
Accounting Standards ("SFAS") No. 128 which establishes
 standards for computing and presenting earnings per share (EPS) for entities with publicly held common stock. The standard requires presentation of two categories of earnings per share, basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number
 of common shares outstanding for the year.  Diluted
EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Contracts to issue common stock which are antidilutive in nature are not included in the earnings per share calculations.
Shares used in the computations for the years ended December 31, 2002, 2001 and 2000 are as follows (in thousands):


							Years Ended December 31,
	     					2002  		2001		     	2000
Weighted average shares used in	4,290			4,292			4,298
   Basic computation
Common stock equivalents-options	   --			   --			   --
Weighted average shares used in 	4,290			4,292			4,298
   Diluted computation





2. INVENTORY
Inventory is stated at the lower of cost or market.
Electronic components and work in process and finished goods
Costs consisting of materials, labor and overhead are Recorded at a standard cost. Inventory consists of the following at December 31 (in thousands):

							2002			2001
Electronic components				$    658		$ 958
Work in process					     852		  817
Finished goods					     519		  785
Totals						$  2,029	     $2,560


3. ACCUMULATED DEPRECIATION AND AMORTIZATION

A summary of property, plant and equipment at December 31, is as follows (in thousands):

		     			 2002         2001
Furniture and equipment		$2,419	$2,365
Vehicles				    77	    77
Leasehold improvements	          71	    71
					$2,567	$2,513

Depreciation and amortization expenses totaled
$207,567, $199,597 and $166,540, for the years
ended December 31, 2002, 2001, and 2000,
respectively.

Accumulated depreciation and amortization at
December 31, is as follows (in thousands):

			      	2002		  2001
Furniture and equipment		$1,848	  $1,655
Automotive equipment		    55	      46
Leasehold improvements     	    26	      21
Totals				$1,929	  $1,722

4. LINE OF CREDIT
The Company signed a loan and security agreement which extends the Company a revolving line of credit.
The maximum amount of borrowing under the line is not to exceed the lesser of $1,000,000 or the Companys borrowing base as determined by the bank.
Interest on the unpaid balance is payable monthly at prime plus .5% (5.75 percent at December 31, 2002).
The maturity date of the line is June 30, 2003, and will not be renewed. The Company is currently in the process of evaluating several other financial institutions in which to obtain additional financing.
The outstanding balance at December 31, 2002 was $0 and was $374,894 at December 31, 2001.

5. NOTE PAYABLE
In July 2000, the Company borrowed
$126,315 under a term note payable.
The note calls for monthly principal and interest of $2,632. The interest rate is 10% and matures in October 2004.
In May 2001, the Corporation borrowed $246,500 under a separate term note payable. The note calls for monthly payments of principal and interest of $5,135. The interest rate is 8.22% and matures in June 2005. The above referenced line of credit and term note payable are secured by substantially all assets of the Company.

Principal maturities for all indebtedness described in Notes
4 and 5 are as follows at December 31 (in thousands):

Year ending December 31:
2003                          $93
2004                           85
2005                           31
					---
Total                        $209
					===


6.  LEASE OBLIGATIONS
The Company signed a lease for its headquarters and production facilities that expires in March, 2006. The operating lease calls for monthly rent of $14,894 including $4,230 estimated as the Companys pro rata share of operating expenses and annual rent increases of 3 percent. Rent expense amounted to $268,000, $275,000, and $238,000 for the years ended
December 31, 2002, 2001 and 2000, respectively. The Company entered into a lease agreement for additional office and warehouse space in Sterling, Virginia. The 45 month lease expiring in March, 2003, requires monthly payments of $4,970 and annual rent increases of 3 percent. The Company entered into a lease agreement for office and warehouse space in West Palm Beach, Florida. The four year lease, expiring in October 2006, requires monthly payments of $3,599 and annual rent increases of 4 percent.

The following is a schedule, by years, of future minimum payments due (in thousands):

	Year ending December 31:
	2003			$247
	2004			 238
      2005			 243
      2006		        90
	   Total		$818

7.  INCOME TAXES
The income tax (benefit) expense charged to operations for the years ended December 31, were as follows (in thousands):


	  						2002		2001		2000
Current income tax (benefit) expense	$ (143)	$ (78)	$(141)
Deferred tax benefit	  			   (51)        8		   43
Total tax  (benefit) expense			$ (194)	$ (70)	$ (98)

Deferred tax assets, are comprised of the following at December 31 (in thousands):

	 						2002		2001		2000
Accrued vacation and warranty	 	  	$ 75		$100		$104
Net operating loss carryforward		 120		 47		   -
							_____		_____		____
Gross deferred tax assets			 195		 147		 104
Gross deferred tax liability -
depreciation				  	(142)		 (145)	 (94)
Net							$ 53		$  2		$ 10


The realization of the deferred tax assets and receivables of $346,000 is dependent on future taxable earnings. The
Company has not provided for a deferred tax asset valuation allowance due to their anticipation of future earnings and therefore management's estimate that the deferred tax assets and receivables will ultimately be realized.

A reconciliation between the amount of reported income tax expense and the amount computed by multiplying the applicable statutory Federal income tax rate is as follows:


	    					 2002		2001		2000
Income before income taxes		$ (304)	 $(9)        $(138)
Applicable statutory tax rate	          34%	  34%	    	    34%
Computed "expected" Federal tax
expense					  (104)	   (3)	   (47)
Adjustments to Federal income tax
resulting from:
State income tax				   (18)	     3	    (7)
Tax credits					   (72)	   (70)        (44)
Change in valuation allowance	 	    --	    --	    --
Income tax (benefit) expense		$ (194)      $  (70)      $ (98)

The Company has Federal and state net operating loss carryforwards available approximating $300,000 which expire, if not used, in 2022. The Company also has unused general business tax credits, relating to research and development costs, approximating $72,000, $71,000 and $9,000, that were generated in 2002, 2001 and 2000, respectively. These tax credits expire, if not used, in the years 2020 through 2022.

8. MAJOR CUSTOMERS
Set forth below are customers, including agencies of the U.S. Government, from which the Company received more than 10 percent of total revenue, for the years ended December 31:

				2002	2001	2000
Department of Interior	26%	39%	28%
International		29%	12%	32%
Commercial			19%	30%	25%
Department of Defense	17%	15%	11%


9. CONCENTRATIONS OF CREDIT RISK
At times throughout the year, cash and cash equivalents exceeded FDIC insurance limits.
As of December 31, 2002, the Companys cash deposits exceeded the FDIC insured amount by approximately $316,000.



10.  STOCK OPTIONS PLANS
Stock Options
The Company has granted stock options under the 2002, 1997 and the 1996 Stock Option Plans to key employees and directors for valuable services provided to the Company. Under the 1996 Plan, the Company authorized 260,000 shares. Current grants under the plan are 183,00 shares. Under the 1997
Stock Option Plan, the Company authorized 60,000 shares. Current grants under the plan are 11,000 shares. Under the 2002 Stock Option Plan, the Company authorized 400,000 shares and current grants total 347,000 shares. Shares under all of the plans may be granted at not less than 100 percent of the fair market value at the grant date. All options have a ten year term from the date of grant. The following summarizes the option activity under these plans for the last three years
(in thousands):

	                           Number of	Option Price
	                            Shares
					(in thousands)	   Per Share


Outstanding, December 31, 1999	255		1.125
Grants					 --		    --
Exercised					 --		    --
Canceled or expired		       --		    --
Outstanding at Decembr 31, 2000	255		$1.l25

Grants	                         25		.62
Exercised	                         -		-
Canceled or expired			(10)		1.125
Outstanding, December 31, 2001	270	     $.62 - 1.125

Grants                              347	      .40 - .55
Exercised                           -     	-
Canceled or expired			(88)		 .62-1.125
Outstanding, December 31, 2002	529		$.40-1.125




The vesting period of the remaining options is as follows:

Vested and exercisable	 182
January 1, 2003		  69
January 1, 2004		  69
January 1, 2005		  69
January 1, 2006		  70
January 1, 2007		  70
Total				 529

The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards
No. 123, Accounting for Stock-Based Compensation and will continue to apply Accounting Principles
Board Statement No. 25 and related interpretations in accounting for its employee compensation plans.
SFAS 123 establishes standards of financial accounting and reporting for stock-based employee compensation plans including stock option plans, stock purchase plans and other arrangements by which employees receive shares of stock or other equity instruments based on the market price of an entitys stock.

The fair value of Sutron Corporation stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black Scholes pricing model and the with the following assumptions: a risk free interest rate of 5.02 percent, no estimated dividend yield, an expected volatility of 34 percent and an expected holding period of five years.

If the Company had elected to recognize compensation cost for the plan based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts indicated below:


	   			2002		2001		2000
Net income
As reported			$(110)	$61		$(40)
Pro forma			 (154)       59    	 (40)
Earnings per share
As reported			$(.03)	$.01		$(.01)
Pro forma			$(.04)	$.01		$(.01)



11.  PROFIT SHARING PLAN
The 401 (k) Profit Sharing Plan covers substantially all full time employees. The contributions, if any, to the plan will be determined each year by the
Board of Directors based on profits. The contribution was $0 for 2002, 2001 and 2000.

12.  EXPORT SALES
Export sales from the Companys operations were as follow (in thousands):

	         			Year ended December 31,
	  				  2002	2001		2000
Central and South America	$  247	$  432	$2,202
Canada			         548	    81	   242
Asia					 1,955         377         447
Australia/New Zealand		    35	    33	    52
Europe and other			   162	   298	   219
					$2,947	$1,221	$3,162


13.  SEGMENT INFORMATION

The Company currently reports its results in three divisions, Hydromet Products, Integrated Systems and
Hydrological Services. Hydromet Products division is responsible for the manufacture and sale of the Companys environmental monitoring products including dataloggers, sensors and digital direct readout ground stations. The
Integrated Systems division is responsible for systems design, integration and installation that involves integrating Sutron products with other manufacturers products to provide a turnkey system. The Integrated
Systems division also provides systems and application software and training. The Companys Hydrological
Services division provides data interpretation and analysis services including modeling, flood forecasting and hydrologic studies. The results of these segments are shown below (in thousands):


					Years Ended December 31,
					2002		2001		2000
Revenue
Hydromet Products			$ 6,898	 7,804	$ 6,130
Integrated Systems		  3,195 	  2,447	  3,777
Hydrological Services		    110	  -	     -
 Totals				$10,203	$10,251	$ 9,907

Cost of Goods Sold
Hydromet Products			$4,500	$4,592	$3,570
Integrated Systems		 2,144	 1,843	 2,628
Hydrological Services		   110	   -	     -
 Totals				$6,754	$6,435	$6,198

Gross Margin
Hydromet Products			$2,398	$3,212	$2,560
Integrated Systems		 1,051 	   604       1,149
Hydrological Services		    -		     -	     -
 Totals				$3,449	$3,816	$3,709


14.	Summary of Quarterly Results (unaudited)

Summarized quarterly supplemental financial information for 2001 and 2000 is as follows:


		                         				Quarter Ended
(In thousands, except per share data) March 31,	  June 30,	  September 30,	December 31,
2002
Revenues						$1,303	$2,284	$2,532	$4,084
Gross profit					   452	   804	   733	 1,460
Operating income (loss)				  (437)	   (67)	  (187)	   434
Net income						  (267)	   (33)	  (113)	   303
Basic earnings per share			 $(.06)	 $(.01)	 $(.03)	  $.07
Diluted earnings per share			 $(.06)	 $(.01)	 $(.03)	  $.07

2001
Revenues						$2,063	$2,496	$2,275	$3,417
Gross profit					   812	   904	   857	 1,243
Operating income (loss)				  (247)	   (94)	    69	   332
Net income						  (164)	   (31)	    50	   206
Basic earnings per share			 $(.04)	 $(.01)	  $.01	  $.05
Diluted earnings per share			 $(.04)	 $(.01)	  $.01	  $.05


Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

	None

PART III

Information required by Item 10 - Executive Compensation, Item 11 - Security Ownership of Certain Beneficial Owners and Management and Item 12 - Certain Relationships and Related Transactions and certain information required by Item 9 - Directors, Executive Officers, Promoters and Control Persons will be contained on pages 1 through 6 of the registrants definitive proxy statement to be filed on April 9, 2002 and is incorporated herein by reference.

Item 9.  Directors, Executive Officers, Promoters and Control
Persons

Executive Officers

The following tabulation sets forth the names of the executive officers at December 31, 2002, the positions and offices with the Company held by them, the date they first became officers, and their ages at December 31, 2002:

								First	Became
Name	Office						an Officer	Age
Raul S. McQuivey	President, Chief Executive	1980		63
			Officer and Chairman
Daniel W. Farrell	Vice President, Secretary	1984		50
			and a Director
Sidney C. Hooper	Treasurer				1993		44



Item 13.  Exhibits and Reports on Form 8-K.

(A)	Index to Exhibits

Exhibit No.	          Description
3(a)	Copy of Articles of Incorporation of Sutron Corporation,
	received and approved December 30, 1975 (1)
3(b)	Copy of Articles of Amendment to the Articles of
	Incorporation and Articles of Reduction of Stated
	Capital of Sutron Corporation received and approved
	September 7, 1983(1)
3(c)	By-laws of the Registrant(1)
3(d)	Copy of Articles of Amendment to the Articles of
	 Incorporation received and approved June 8, 1995(10)
4(a)	Specimen Shares of Common Stock Certificate(2)
4(b)	Form of Warrant to be issued as part of Unit (2)
4(c)	Amended Form of Warrant issued as part of Unit(3)
4(d)	Incentive Stock Option Plan dated August 31, 1983(1)
4(e)	Stock Bonus Plan dated August 31, 1983(1)
4(f)	Loan and Security Agreement, dated December 11, 1992
	between the Company and Crestar Bank (8)
4(g)	1996 Stock Option Plan (11)
4(h)  2002 Stock Option Plan (12)
10(a)	Employment Agreement dated as of July 1, 1983 with
	 Kenneth W. Whitt(1)
10(b)	Employment Agreement dated as of July 1, 1983 with
	Dr. Raul S. McQuivey(1)
10(c)	Employment Agreement dated as of July 1, 1983 with
	Dr. Thomas N. Keefer(1)
10(d)	Employment Agreement dated as of July 1, 1983 with
	Duane M. Preble(1)
10(e)	Purchase Agreement dated as of July 1, 1983 with Eric
	S. Clyde(1)
10(f)	Stock Option Agreement between Registrant and Gerald
	Calhoun dated July 1, 1983(1)
10(g)	Certified Copy of Resolution of Commissioners of
	Fairfax
	County Economic Development Authority, adopted October 	12,
	1982, approving $425,000 Industrial revenue bond loan
	to registrant(1)
10(h) Certified Copy of Resolution of Commissioners of
	Fairfax County Economic Development Authority, adopted
	March 8, 1983, approving $400,000 industrial revenue
	bond loan to registrant (1)
10(i)	Certified Copy of Resolution of Board of Supervisors
	of Fairfax County, adopted March 21, 1983, approving
	issuance of industrial revenue bonds for purpose of
	$400,000 loan to Registrant(1)
10(j)	License agreement dated January 29, 1987, with TSUKASA
	SOKKEN Co., Ltd. of Japan, to use U.S. Patent No.
	3,677,085 (4)
10(k)	License agreement dated November 10, 1986, with S.A.
	Des Caliberies et Trefileries de Cossonay of
	Switzerland, to use U.S. Patent No. 4,279,147 and
	Canada Patent No. 1,120,286 (4)
10(l)	Lease agreement dated September 18, 1987, with Squire
	Court Limited Partnership to lease building space
	(9,000 sq. ft.) (4)
10(m)	Copy of termination agreement with Duane Preble dated April 1, 1988 (5)
10(n)	Sale agreement with National Hospital Health System
	Corporation, dated November 29, 1989, and subsequent
	amendments dated December 29, 1989, February 28, 1990,
	and March 27, 1990, to sell land and building in
	Herndon, Virginia (6)
10(o)	Lease agreement dated May 9, 1990 with National
	Hospital Health SystemCorporation to lease building
	space (5545 sq.ft.) (7)
10(p)	Stock Option Agreement between Sutron Corporation and
	Glenn A. Conover dated October 15, 1990 (7)
10(q)	Stock Option Agreement between Sutron Corporation and
	Daniel W. Farrell dated October 15, 1990 (7)
10(r)	Lease agreement dated July 30, 1992 with Loudoun
	Holding Inc. to lease building space (16,794 sq. ft.)
	(8)
10(s)	Stock Option Agreement between Sutron Corporation and
	Ronald C. Dodson dated December 6, 1993 (9)

10(t)	Stock Option Agreement between Sutron Corporation and
	Raul S. McQuivey dated November 1, 1996 (11)

10(u)	Stock Option Agreement between Sutron Corporation and
	Glenn A. Conover dated November 1, 1996 (11)

10(v)	Stock Option Agreement between Sutron Corporation and
	Daniel W. Farrell dated November 1, 1996 (11)

10(w)	Stock Option Agreement between Sutron Corporation and
	Sidney C. Hooper November 1, 1996 (11)

10(x)	Stock Option Agreement between Sutron Corporation and
	Raul S. McQuivey dated October 18, 2002 (12)

10(y) Stock Option Agreement between Sutron Corporation and
	Daniel W. Farrell dated October 18, 2002 (12)

10(z) Stock Option Agreement between Sutron Corporation and
	Sidney C. Hooper October 18, 2002 (12)

10.1	Stock Option Agreement between Sutron Corporation and
	Thomas N. Keefer dated October 18, 2002 (12)



(1) Filed as Exhibits to registrants Registration Statement on Form S-18 (File No. 2-86573-W) dated September 16, 1983, and incorporated herein by reference.

(2) Filed as Exhibits to Amendment No. 1 to registrants Registration Statement on Form S-18 (File No. 2-86573-W) dated October 26,
2983, and incorporated herein by reference.

(3) Filed as Exhibits to Amendment No. 2 to registrants Registration Statement on form S-18 (File No. 2-896573-W) dated November 4,
1983 and incorporated herein by reference.

(4) Filed as Exhibits to registrants Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

(5) Filed as Exhibit on Form 8-K dated April 1, 1990, and incorporated herein by reference.

(6) Filed as Exhibits to registrants Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference.

(7) Filed as Exhibits to registrants Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.

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

(12) Filed as Exhibits to Registrants Annual Report on Form 10-KSB for the year ended December 31, 2002 and incorporated herein by reference.


(B)	  Reports on Form 8-K

The registrant did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Companys disclosure controls and procedures
(as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Companys chief executive officer and chief financial officer have concluded that the Companys disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

(b) Changes in internal controls. There were no significant changes in the Companys internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	       Sutron Corporation
		(Registrant)

Date:  March 31, 2003
By /s/ Raul S. McQuivey 		Raul S. McQuviey, Chairman of
						the Board of Directors
						and President

In accordance with the Securities Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 31, 2003
By /s/ Raul S. McQuivey 		Raul S. McQuviey, Chairman of
						the Board of Directors
						and President

Date: March 31, 2003
By /s/ Thomas N. Keefer 		Thomas N. Keefer,
						Director and
						Vice President

Date: March 31, 2003
By /s/ Daniel W. Farrell 		Daniel W. Farrell,
						Director and
						Vice President

Date: March 31, 2003
By /s/ Sidney C. Hooper 		Sidney C. Hooper,
						Director and
						Chief Accounting
						Officer

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE
SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Raul S. McQuivey, certify that:

1. I have reviewed this annual report on Form 10-KSB of Sutron Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of the registrant board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

6. The registrants other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003
By /s/ Raul S. McQuivey 		Raul S. McQuviey, Chairman of
						the Board of Directors
						and President


CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE
SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Sidney C. Hooper, certify that:

1. I have reviewed this annual report on Form 10-KSB of Sutron Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of the registrant board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

6. The registrants other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003
By /s/ Sidney C. Hooper 		Sidney C. Hooper,
						Director and
						Chief Accounting
						Officer