Form 10QSB
period 2003-03-31
SUTRON CORP
filed 2003-05-15
CIK 728331

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

FORM 10 QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended	                  March 31, 2003

Commission file number   0-12227

                        Sutron Corporation
(Exact name of registrant as specified in its charter.)

        	Virginia				54-1006352
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation organization)

21300 Ridgetop Circle, Sterling Virginia     	20166
(Address of principal executive offices)       	(Zip  Code)

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

   Common Stock, $.01 Par Value - 4,289,551 shares of as of March 31, 2003.

                     PART I. - FINANCIAL INFORMATION

                                                      SUTRON CORPORATION
                                                       BALANCE SHEETS
                                                         (Unaudited)
                                    		 March 31,      December 31,
                                         	 	   2003	        2002
                                       		___________     ___________
Assets
Current Assets:
 Cash                                 		 $   88,579	     $  401,740
 Accounts receivables       			        1,532,817		1,814,269
 Costs and estimated earnings in excess
  of billings on contracts in process		    387,633			  -
 Inventory	                            		  2,438,155		2,028,985
 Prepaid items and other	                      250,441		  182,774
 Deferred income taxes					    392,675		  195,000
                                       		___________     ___________
Total Current Asset	                    	 $5,090,300	     $4,622,768

 Property, Plant, and Equipment
  Cost							  2,630,292		2,567,421
  Accumulated depreciation				 (1,983,119)     (1,929,419)
                                       		___________     ___________
Net Property, Plant and Equipment			    647,173		  638,002

Income taxes receivable					    151,000		  151,000
Other								     21,689		   21,689
                                       		___________		__________
TOTAL ASSETS                        		 $5,910,162      $5,433,459



                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable	                    		    $  811,160	$ 483,652
 Accrued payroll						    	  79,412	  157,196
 Accrued expenses                        		     1,124,266	  590,798
 Line of credit			 		                   -	        -
Current maturities of long-term notes			  93,204	   93,204
								    __________ 	__________
Total Current Liabilities                		    $2,108,042    $1,324,850

Long-term liabilities:
  Long-term notes payable                       	 92,804	  116,105
  Deferred income taxes						142,000	  142,000
								    __________	__________
	Total liabilities					     2,342,846     1,582,955

Stockholders' Equity:
 Common stock, $.01 par value,				  42,896        42,896
 Additional paid in capital	             	     2,306,655     2,306,655
 Retained Earnings                  	 	     1,217,765     1,500,953
								     ___________	__________
Total Stockholders' Equity                	     3,567,316	 3,850,504

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    		    $5,910,162    $5,433,459

See Accompanying Notes to Financial Statements

                             SUTRON CORPORTION
                          STATEMENTS OF OPERATIONS
                               (Unaudited)
                                  			       Three Months Ended
                                             			March 31,
                                          		    2003	     2002
                                        			___________	___________
Revenues                              		 	 $2,259,801  $1,302,528

Cost of Goods Sold			      		  1,766,869     850,840
                                    			___________	 __________
Gross Profit                              		    492,932     451,688

Research and Development Expenses	     			    316,937	    326,429

Selling, General, and
 Administrative Expenses                  	          650,895     562,338
                                       			___________	  ___________
Income (Loss) from Operations		      		   (474,900)   (437,079)

Other Expense                               		          0           0

Interest Expense                            		     4,288		11,497

Income (Loss) before Provision  				____________  ___________
 for Income Taxes			        			    (479,188)  (448,576)

Provisions for Income Taxes		       		    (196,000)  (182,000)
                                 				____________  ___________
Net Income                           			   $(283,189) $(266,576)

Net Income per Common Share        	              		 $(.07)     $(.06)


Weighted Average Number
 of Common Shares                       	 	          4,289,551  4,293,068

See Accompanying Notes to Financial Statements

                                                         SUTRON CORPORTION
                                                       STATEMENTS OF CASH FLOWS
                                                            (Unaudited)
                                        			Three Months Ended
                                                		March 31,
                                             		2003    	   2002
                                           		___________  __________
Cash Flows from Operating Activities:
  Net income (loss)                       		$ (283,188)  $ (266,576)

  Depreciation and amortization                	          53,700		49,998
(Increase) Decrease in:
    Accounts receivables                      	       281,452	   1,131,804
    Costs and estimated earnings in
      excess of contract billings             	        (387,633)           -           0
    Inventory                            			  (409,170)    (532,001)
    Other assets            		           	         (67,667)    (207,144)
    Deferred income taxes					  (197,675)		     -
Increase (Decrease) in:
    Accounts payable                          	         327,508	     131,539
    Accrued expenses			          		   455,684     (144,443)
									__________	    _______
Net Cash Provided by Operating Activities  	        (226,989)	    163,177

Cash Flows from Investing Activities:
Capital expenditures                         	         (62,871)    (9,237)
									__________	    _______
Net Cash Used in Investing Activities	     		   (62,871)    (9,237)

Cash Flows from Financing Activities:
Proceeds from advances on line of credit                        -	          -
Payments on line of credit					          -    (158,365)
Payments on Term notes payable              	          (23,301)    (29,551)
Payments on Installment notes payable			   	    0           0
Purchase of Treasury Stock					          -           -
									____________   _________
Net Cash (Used) by Financing Activities	       	    (23,301)   (187,916)
									____________   _________
Net Increase (Decrease) in Cash                  	   (313,161)    (33,976)
Cash and Cash Equivalents, January 1	        	    401,740	    102,976
                                             		___________	   _________
Cash and Cash Equivalents, March 31				$    88,579   $  69,000

See Accompanying Notes to Financial Statements


SUTRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2003


1.  Basis of Presentation

The accompanying financial statements, which should be read in conjunction with the financial statements of Sutron Corporation ("the Company") included in the 2002 Annual Report filed on Form 10-KSB, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim period. The Company believes that all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation for such periods have been included.

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


                          MANAGEMENT'S DISCUSSION AND ANALYSIS
                                OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS

Results of Operations

Net Revenues. The Company's revenues for the three months ended March 31, 2003 increased 73% to $2,259,801 from $1,302,528 in 2002. The increase is due to contract activity on two projects in India and one in Mexico and due to an interational shipment to Venezuela. Revenues from the projects in India and Mexico totalled approximately $592,000 and the shipment to Venzuela totalled approximately $360,000.

Bookings for the first quarter of 2003 were $2,139,000 as compared to $2,095,000 in the first quarter of 2002.

Gross Profit. Gross profit for 2003 increased to $492,932 from $451,688 in 2002. Gross margin as a percentage of revenues for 2003 decreased to 22% as compared to 35% in 2002. The decrease in the Company's gross margin as a percentage of sales is attributed to manufacturing overruns that the Company has experienced in the production of the SatLink-G312 satellite transmitter, increased warranty costs associated with the SatLink and inventory revaluation costs. Also the gross margins achieved on the two projects in India and the one in Mexico were not significant as these projects were all bid at reduced margins in order to capture the business.

Selling, General And Administrative. Selling, general and administrative expenses increased to $650,895 in 2003 from $562,338 in 2002, an increase of $88,557 or 16%. The increase is primarily due to international agent commissions on the shipment to Venezuela.

Research And Development. Research and development expenses decreased to $316,937 in 2003 from $326,429 in 2002, a decrease of $9,492. This decrease is due to a reduction in XConnect application development costs. XConnect is the Company's new systems software based on open systems.

Interest Expenses. Interest expenses decreased to $4,288 in 2003 from $11,497 in 2002.

The Company's backlog of orders at March 31, 2003 was $2,689,000 as compared to $2,338,000 as of March 31, 2002.
The Company anticipates that 80% of its March backlog will be shipped in 2003.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $88,579 at March 31, 2003, compared to $401,740 at December 31, 2002.

The ratio of current assets to current liabilities was 2.4:1 as of March 31, 2003, compared to 3.5 as of December 31, 2002. Working capital decreased to $2,982,258 at the end of the first quarter of fiscal 2003 compared to $3,297,918 at the end of fiscal 2002.

The Company has a revolving credit facility of $1,000,000 that expires on June 30, 2003 and will not be renewed with its current lender. The Company is currently in the process of evaluating several other financial institutions in order to obtain additional financing.

Management believes that its existing cash resources, cash flow from operations and short-term borrowings on the existing line of credit and anticipated future line of credit will provide adequate financial resources for supporting operations during fiscal 2003.


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

B. Reports on Form 8-K

   No reports have been filed on Form 8-K during this quarter.

Item 14. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Companys disclosure controls and procedures
(as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB the Companys chief executive officer and chief financial officer have concluded that the Companys disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

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


                                      			Sutron Corporation
                                			     (Registrant)



May 15, 2003                             /s/Raul S. McQuivey
Date        	                       Raul S. McQuviey
                                         Principal Executive Officer

May 15, 2003                             /s/Sidney C. Hooper
Date                                     Sidney C. Hooper
                                         Principal Accounting Officer



CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE
SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Raul S. McQuivey, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Sutron Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quaterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quaterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of the registrant board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

6. The registrants other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003
By /s/ Raul S. McQuivey 		Raul S. McQuviey, Chairman of
						the Board of Directors
						and President


CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE
SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Sidney C. Hooper, certify that:

1. I have reviewed this quaterly report on Form 10-QSB of Sutron Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quaterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of the registrant board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

6. The registrants other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003
By /s/ Sidney C. Hooper 		Sidney C. Hooper,
						Director and
						Chief Accounting
						Officer


Exhibit 11
Sutron Corporation
Computation of Per Share Earnings

					       	Three Months Ended
                                          	March 31,
                                          2003	     2002
                                        	__________	_________
Basic EPS
Average shares outstanding		      4,289,551	4,289,551
Net Income				         	$(283,188)	 $(266,576)
Net Income per common share		          $(.07)	     $(.06)

Dilutive EPS
Average shares outstanding		       4,289,551	 4,289,551
Effect of dilutive securities		          59,403	        -
Total average shares outstanding		 4,348,954	 4,289,551
Net earnings				       $(283,188)	 $(266,576)
Net income per diluted share		           $(.07)	     $(.06)
