Form 10QSB
period 2003-06-30
SUTRON CORP
filed 2003-08-11
CIK 728331

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

				FORM 10-QSB/A


	Quarterly Report Pursuant to Section 13 or 15(d) of the
		Securities Exchange Act of 1934

For the quarterly period ended	                  June 30, 2003

Commission file number   0-12227

                        Sutron Corporation
			-------------------------------
	(Exact name of registrant as specified in its charter.)


        	Virginia				54-1006352
         --------------			  -------------------
(State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation organization)


21300 Ridgetop Circle, Sterling Virginia     	20166
----------------------------------------		-----
(Address of principal executive offices)       	(Zip  Code)


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

   Common Stock, $.01 Par Value - 4,289,551 shares of as of June 30, 2003.

                     PART I. - FINANCIAL INFORMATION

                                                      SUTRON CORPORATION
                                                       BALANCE SHEETS

                                                         (Unaudited)
                                    		June 30,      December 31,
                                         	 	   2003	        2002
                                       		___________     ___________
Assets
Current Assets:
 Cash                                 		 $  119,980	     $  401,740
 Accounts receivables       			        1,526,732		1,814,269
 Costs and estimated earnings in excess
  of billings on contracts in process		    755,714			  -
 Inventory	                            		  2,410,194		2,028,985
 Prepaid items and other	                      158,331		  182,774
 Deferred income taxes					    319,199		  195,000
                                       		___________     ___________
Total Current Asset	                    	 $5,290,150	     $4,622,768

 Property, Plant, and Equipment
  Cost							  2,646,572		2,567,421
  Accumulated depreciation				 (2,036,819)     (1,929,419)
                                       		___________     ___________
Net Property, Plant and Equipment			    609,753		  638,002

Income taxes receivable					    151,000		  151,000
Other								     21,689		   21,689
                                       		___________		__________
TOTAL ASSETS                        		 $6,072,592      $5,433,459



                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable	                    		    $  893,686	$ 483,652
 Accrued payroll						    	 137,771	  157,196
 Accrued expenses                        		     1,040,420	  590,798
 Line of credit			 		                   -	        -
Current maturities of long-term notes			  93,204	   93,204
								    __________ 	__________
Total Current Liabilities                		    $2,165,081    $1,324,850

Long-term liabilities:
  Long-term notes payable                       	  69,503	  116,105
  Deferred income taxes						 142,000	  142,000
								    __________	__________
	Total liabilities					     2,376,584     1,582,955

Stockholders' Equity:
 Common stock, $.01 par value,				  42,896        42,896
 Additional paid in capital	             	     2,306,655     2,306,655
 Retained Earnings                  	 	     1,346,457     1,500,953
								     ___________	__________
Total Stockholders' Equity                	     3,696,008	 3,850,504

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    		    $6,072,592    $5,433,459


See Accompanying Notes to Financial Statements

                             SUTRON CORPORTION
                          STATEMENTS OF OPERATIONS
                               (Unaudited)
                                  			       Three Months Ended
                                             			June 30,
                                          		    2003	     2002
                                        			___________	___________
Revenues                              		 	 $2,818,796   $2,284,007

Cost of Goods Sold			      		  1,826,539    1,479,648
                                    			___________	__________
Gross Profit                              		    992,257     804,359

Research and Development Expenses	     			    267,077	    399,490

Selling, General, and
 Administrative Expenses                  	          542,255     471,468
                                       			___________	  ___________
Income (Loss) from Operations		      		    182,925    (66,599)

Interest Expense                            		      4,233      11,191

Income (Loss) before Provision  				____________  ___________
 for Income Taxes			        			     178,692    (77,790)

Provisions for Income Taxes		       		     (50,000)    (45,000)
                                 				____________  ___________
Net Income                           			    $128,692  $( 32,790)

Net Income per Common Share        	              		  $.03     $(.01)


Weighted Average Number
 of Common Shares                       	 	          4,289,551   4,289,551

See Accompanying Notes to Financial Statements

                             SUTRON CORPORTION
                          STATEMENTS OF OPERATIONS
                               (Unaudited)
                                  			       Six Months Ended
                                             			June 30,
                                          		    2003	    2002
                                        			___________	___________
Revenues                              		 	 $5,078,597	 $3,586,535

Cost of Goods Sold			      		  3,593,408	 2,330,488
                                    			___________	__________
Gross Profit                              		  1,485,190	 1,256,047

Research and Development Expenses	     		    	    584,014	   725,919

Selling, General, and
 Administrative Expenses                       	        1,193,150	  1,033,806
                                       			___________	  ___________
Income (Loss) from Operations		      		   (291,974)   (503,678)

Other Expense                               			-	        -

Interest Expense                            		      8,522       22,688

Income (Loss) before Provision  				____________  ___________
 for Income Taxes			        	    		   (300,496)     (526,366)

Provisions for Income Taxes		       		    (146,000)    (227,000)
                                 				____________  ___________
Net Income                           			   $(154,496)   $(299,366)

Net Income per Common Share        	              		$(.04)	$(.07)

Weighted Average Number
 of Common Shares                       	 	          4,289,551	 4,289,551

See Accompanying Notes to Financial Statements



                                                        SUTRON CORPORTION
                                                       STATEMENTS OF CASH FLOWS
                                                            (Unaudited)
                                        			Six Months Ended
                                                		June 30,
                                             		2003    	   2002
                                           		___________  __________
Cash Flows from Operating Activities:
  Net income (loss)                       		$ (154,496)  $ (299,366)

  Depreciation and amortization                	         107,400	     99,996
(Increase) Decrease in:
    Accounts receivables                      	         287,537	    531,562
 Costs and estimated earnings in excess
  of billings on contracts in process	      	  (755,714)		  -
    Inventory                            			  (381,209)    (409,840)
    Prepaid items and other assets           	          24,443	    (111,185)
    Deferred income taxes					  (124,199)		   -
Increase (Decrease) in:
    Accounts payable                          	         410,034	     19,898
    Accrued expenses			          		   430,197     (146,776)
									  __________	_______
Net Cash Provided by Operating Activities  	         (156,007)    (315,711)

Cash Flows from Investing Activities:
Capital expenditures                         	          (79,151)     (38,268)
									    ________	______
Net Cash Used in Investing Activities	     		    (79,151)     (38,268)

Cash Flows from Financing Activities:
Proceeds from advances on line of credit                         -	453,986
Proceeds from term note						           -           -
Payments on Term notes payable              	          (46,602)     (59,102)
Purchase of Treasury Stock					           -	     -
									   __________	_______
Net Cash (Used) by Financing Activities	       	     (46,602)	394,884
									   ____________   _________
Net Increase (Decrease) in Cash                  	     (281,760)	 40,905
Cash and Cash Equivalents, January 1	        	      401,740     102,976
                                             		   ___________	_________
Cash and Cash Equivalents, June 30				   $  119,980   $  143,881
See Accompanying Notes to Financial Statements


				SUTRON CORPORATION

			NOTES TO FINANCIAL STATEMENTS

				June 30, 2003


1.  Basis of Presentation

The financial statements for the six months ended June 30, 2003 and 2002 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of June 30, 2003 and 2002. The results of the six months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements.

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


                          MANAGEMENT'S DISCUSSION AND ANALYSIS
                                OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS

Results of Operations

Three months ended June 30, 2003 Compared to 2002

Net Revenues. The Company's revenues for the three months ended June 30, 2003 increased 23.4% to $2,818,796 from $2,284,007 in 2002 due to increased sales of standard products, systems and services. The Hydrological Services Division grew its revenue to $189,403 from $36,475 in 2002 due to increased contract backlog.

Gross Profit. Gross profit for 2003 increased 23.4% to $992,257 from $804,359 in 2002. Gross margin as a percentage of revenues was 35.2% for both quarters.

Selling, General And Administrative. Selling, general and administrative expenses increased to $542,255 in 2003 from $471,468 in 2002, an increase of $70,787 or 15%. The increase was due to increased sales commissions and systems and Hydrological Services Division selling expenses. Due to the completion of new systems software, XConnect, resources were shifted from R&D to sales resuting in the increase in systems selling expenses.

Research And Development. Research and development expenses were $267,077 in 2003 compared with $399,490 in 2002, a decrease of $132,413 or 33%. Due to the completion of new systems software, XConnect, resources were shifted from R&D to sales resuting in the decrease in product development expenses. Product development expenditures were primarily focused on software enhancements to SatLink and the Xpert and XLite dataloggers.

Interest Expenses. Interest expenses decreased to $4,233 in 2003 from $11,191 in 2002.

Six months ended June 30, 2003 Compared to 2002

Revenues.  The Company's revenues for the six months ended
June 30, 2003 increased 41.8% to $5,078,597 from revenues of $3,586,535 in 2002 due to increased sales of standard products to approximately $2,970,000 from approximately $2,773,000 in 2002, increased sales of systems to approximately $1,876,910 from approximately $773,000 in 2002 and increased Hydrological Services Division revenues to approximately $231,000 from approximately $36,000 in 2002. Sales of the dataloggers were up approximately $339,000 while sensor and ancillary product sales decreased approximately $141,000 accounting for the increase in standard products. Systems and Hydrological Services
Division revenues increased as a result of increased projects and contract awards.

The Company booked orders during the first six months of 2003 totalling approximately $5,212,000 compared with $6,494,000 in 2002. Orders for systems and services were up during the first six months and standard product orders were down. The result was a decline in the Company's backlog to approximately $2,933,000 at June 30, 2003 as compared to $4,466,000 at June 30, 2002.

Gross Profit. Gross profit for 2003 increased to $1,485,190 from $1,256,047 in 2002. Gross margin as a percentage of revenues for 2003 decreased to 29% as compared to 35% in 2002. The decrease in the Company's gross margin as a percentage of sales is attributed to manufacturing overruns that the Company has experienced in the production of the SatLink-G312 satellite transmitter, increased warranty costs associated with the SatLink and inventory revaluation costs. Also the gross margins achieved on two projects in India and one in Mexico were not significant as these projects were all bid at reduced margins but accounted for revenue of approximately $614,000.

Selling, General and Administrative. Selling, general and administrative expenses increased to $1,193,150 in 2003 from $1,033,806 in 2002, an increase of $159,344 due to increased sales commissions and systems and Hydrological Services Division selling expenses. Due to the completion of new systems software, XConnect, resources were shifted from R&D to sales that also increased systems selling expenses.

Research and Development. Research and development expenses decreased $141,905 to $584,014 in 2003 from $725,919 in 2002. Due to the completion of new systems software, XConnect, resources were shifted from R&D to sales resuting in the decrease in product development expenses. Product development expenditures were primarily focused on software enhancements to SatLink and the Xpert and XLite dataloggers.

Interest Expenses. Interest expenses decreased to $8,522 in 2003 from $22,688 in 2002.

Backlog. The Company's backlog of orders at June 30, 2003 was approximately $2,933,000 as compared to $4,466,000 at June 30, 2002. The Company anticipates that 64% of its June backlog will be shipped in 2003.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $119,980 at June 30, 2003, compared to $401,740 at December 31, 2002.

The ratio of current assets to current liabilities was 2.4:1 as of June 30, 2003, compared to 3.5:1 as of December 31, 2002. Working capital decreased to $3,125,070 at the end of the second quarter of fiscal 2003 compared to $3,297,918 at the end of fiscal 2002.

The Company has a revolving credit facility of $500,000 that expires on June 12, 2004. Management believes that its existing cash resources, cash flow from operations and short-term borrowings on the existing line of credit and anticipated future line of credit will provide adequate financial resources for supporting operations during fiscal 2003.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

	On May 14, 2003, an Annual Meeting of Shareholders of Sutron Corporation was held. Directors elected at the meeting were Raul S. McQuivey, Thomas N. Keefer,
Daniel W. Farrell, Sidney C. Hooper and Robert F. Robrts, Jr.

  Thompson, Greenspon & Co., P.C. were appointed as independent accountants for 2003. The election of directors and the appointment of the independent accountants were the only matters voted upon at the meeting. The number of shares eligible to vote at the meeting were 4,289,551. The results of the voting on these three matters are shown below.


1.	Election of Directors

	Name			Votes For		Votes Withheld
	Raul S. McQuivey	3,855,815		191,348
	Thomas N. Keefer	3,855,815		191,348
	Daniel W. Farrell	3,855,815		191,348
	Sidney C. Hooper	3,855,815		191,348


2.  Appointment of Thompson, Greenspon & Co., P.C.
as Independent Accountants.

For		Against		Abstain
3,855,935	 191,228		   --

Item 6. Exhibits and Reports on Form 8-K

(A) No reports on Form 8-K were filed or required to be filed during the quarter ended June 30, 2003.

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


                                      			Sutron Corporation
                                			     (Registrant)



August 11, 2003                             /s/Raul S. McQuivey
Date        	                       Raul S. McQuviey
                                         Principal Executive Officer

August11, 2003                             /s/Sidney C. Hooper
Date                                     Sidney C. Hooper
                                         Principal Accounting Officer



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

Date:  August 11, 2003
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

Date: August 11, 2003
By /s/ Sidney C. Hooper 		Sidney C. Hooper,
						Director and
						Chief Accounting
						Officer


Exhibit 11
Sutron Corporation
Computation of Per Share Earnings

					 	   Three Months Ended	   Six Months Ended
                                        	 June 30,			 June 30,
                                        2003	     2002	  2003	   2002
                                     __________	_________	_________	_________
Basic EPS
Average shares outstanding		4,289,551	4,289,551	4,289,551	4,289,551
Net Income					 $128,692	$(32,790)	$(154,496)	$(299,366)
Net Income per common share		     $.03	    $(.01)	    $(.04)	   $(.07)

Dilutive EPS
Average shares outstanding		4,289,551	4,289,551	4,289,551	4,289,551
Effect of dilutive securities		   77,857        -	   98,769	        -	        -
Total average shares outstanding	4,367,408	4,289,551	4,388,320	4,289,551
Net earnings				$ 128,692	$ (32,790)	$(154,496)	$(299,366)
Net income per diluted share		     $.03	    $(.01)	    $(.04)	    $(.07)
