Form 10QSB
period 2003-09-30
SUTRON CORP
filed 2003-11-13
CIK 728331

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

				     FORM 10-QSB


	Quarterly Report Pursuant to Section 13 or 15(d) of the
		Securities Exchange Act of 1934

For the quarterly period ended	            September 30, 2003

Commission file number   0-12227

                        Sutron Corporation
			-------------------------------
	(Exact name of registrant as specified in its charter.)


        	Virginia				54-1006352
         --------------			  -------------------
(State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation organization)


21300 Ridgetop Circle, Sterling Virginia     	20166
----------------------------------------		-----
(Address of principal executive offices)       	(Zip  Code)


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

   Common Stock, $.01 Par Value - 4,289,551 shares of as of September 30, 2003.

                     PART I. - FINANCIAL INFORMATION

                                                      SUTRON CORPORATION
                                                       BALANCE SHEETS

                                                         (Unaudited)
                                    		September 30,   December 31,
                                         	 	   2003	        2002
                                       		___________     ___________
Assets
Current Assets:
 Cash                                 		 $  591,944	     $  401,740
 Accounts receivables       			        1,487,140		1,814,269
 Costs and estimated earnings in excess
  of billings on contracts in process		    804,696			  -
 Inventory	                            		  2,381,585		2,028,985
 Prepaid items and other	                      126,623		  182,774
 Deferred income taxes					    401,173		  195,000
                                       		___________     ___________
Total Current Asset	                    	 $5,793,161	     $4,622,768

 Property, Plant, and Equipment
  Cost							  2,679,340		2,567,421
  Accumulated depreciation				 (2,090,519)     (1,929,419)
                                       		___________     ___________
Net Property, Plant and Equipment			    588,821		  638,002

Income taxes receivable					    151,000		  151,000
Other								     21,689		   21,689
                                       		___________		__________
TOTAL ASSETS                        		 $6,554,671      $5,433,459



                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable	                    		    $  773,862	$ 483,652
 Accrued payroll						    	  91,274	  157,196
 Accrued expenses                        		     1,038,624	  590,798
 Line of credit			 		             424,454	        -
Current maturities of long-term notes			  96,923	   93,204
Shareholder notes payable					 330,000		  -
								    __________ 	__________
Total Current Liabilities                		    $2,755,136    $1,324,850

Long-term liabilities:
  Long-term notes payable                       	  65,144	  116,105
  Deferred income taxes						 142,000	  142,000
								    __________	__________
	Total liabilities					     2,962,279     1,582,955

Stockholders' Equity:
 Common stock, $.01 par value,				  42,896        42,896
 Additional paid in capital	             	     2,306,655     2,306,655
 Retained Earnings                  	 	     1,242,840     1,500,953
								     ___________	__________
Total Stockholders' Equity                	     3,592,392	 3,850,504

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    		    $6,554,671    $5,433,459


See Accompanying Notes to Financial Statements

                             SUTRON CORPORTION
                          STATEMENTS OF OPERATIONS
                               (Unaudited)
                                  			       Three Months Ended
                                             			September 30,
                                          		    2003	     2002
                                        			___________	___________
Revenues                              		 	 $2,230,638   $2,532,255

Cost of Goods Sold			      		  1,654,140    1,798,911
                                    			___________	__________
Gross Profit                              		    576,497     733,344

Research and Development Expenses	     			    276,463	    364,183

Selling, General, and
 Administrative Expenses                  	          480,574     556,205
                                       			___________	  ___________
Income (Loss) from Operations		      		   (180,540)   (187,044)

Interest Expense                            		      4,976      14,061

Income (Loss) before Provision  				____________  ___________
 for Income Taxes			        			    (185,516)   (201,105)

Provisions for Income Taxes		       		     (82,000)    (88,000)
                                 				____________  ___________
Net Income                           			   $(103,516)  $(113,105)

Net Income per Common Share        	              		 $(.02)     $(.03)


Weighted Average Number
 of Common Shares                       	 	          4,289,551   4,289,551

See Accompanying Notes to Financial Statements

                             SUTRON CORPORTION
                          STATEMENTS OF OPERATIONS
                               (Unaudited)
                                  			       Nine Months Ended
                                             			September 30,
                                          		    2003	     2002
                                        			___________	  ___________
Revenues                              		 	 $7,309,235	  $6,118,790

Cost of Goods Sold			      		  5,247,548	   4,129,399
                                    			___________	  __________
Gross Profit                              		  2,061,687	   1,989,391

Research and Development Expenses	     		    	    860,477	   1,090,102

Selling, General, and
 Administrative Expenses                       	        1,673,724	   1,590,011
                                       			___________	  ___________
Income (Loss) from Operations		      		   (472,514)    (690,722)

Other Expense                               			-	        -

Interest Expense                            		     13,599       36,749

Income (Loss) before Provision  				____________  ___________
 for Income Taxes			        	    		   (486,113)     (727,471)

Provisions for Income Taxes		       		   (228,000)     (315,000)
                                 				____________  ___________
Net Income                           			  $(258,113)   $ (412,471)

Net Income per Common Share        	              		$(.06)	$(.10)

Weighted Average Number
 of Common Shares                       	 	          4,289,551	 4,289,551

See Accompanying Notes to Financial Statements



                                                        SUTRON CORPORTION
                                                       STATEMENTS OF CASH FLOWS
                                                            (Unaudited)
                                        			   Nine Months Ended
                                                	     September 30,
                                             		2003    	    2002
                                           		___________   __________
Cash Flows from Operating Activities:
  Net income (loss)                       		$ (258,113)   $ (412,471)

  Depreciation and amortization                	         161,100	     149,994
(Increase) Decrease in:
    Accounts receivables                      	         327,129	     365,372
 Costs and estimated earnings in excess
  of billings on contracts in process	      	  (804,696)		  -
    Inventory                            			  (352,600)     (450,053)
    Prepaid items and other assets           	          56,151	    (145,539)
    Deferred income taxes					  (206,173)		   -
Increase (Decrease) in:
    Accounts payable                          	         290,210	     484,532
    Accrued expenses			          		   381,903         5,547
									  __________	_______
Net Cash Provided by Operating Activities  	         (405,089)      (2,618)

Cash Flows from Investing Activities:
Capital expenditures                         	         (111,919)     (45,490)
									    ________	______
Net Cash Used in Investing Activities	     		   (111,919)     (45,490)

Cash Flows from Financing Activities:
Proceeds from advances on line of credit                   424,454	257,153
Proceeds from term note						      18,593           -
Proceeds from shareholder notes   				     330,000
Payments on Term notes payable              	           (47,242)     (88,653)
Purchase of Treasury Stock					           -	     -
									   __________	_______
Net Cash (Used) by Financing Activities	       	    (707,212)	168,500
									   ____________   _________
Net Increase (Decrease) in Cash                  	      190,204	120,392
Cash and Cash Equivalents, January 1	        	      401,740     102,976
                                             		   ___________	_________
Cash and Cash Equivalents, September 30			   $  591,944   $ 223,368
See Accompanying Notes to Financial Statements


				SUTRON CORPORATION

			NOTES TO FINANCIAL STATEMENTS

				September 30, 2003


1.  Basis of Presentation

The financial statements for the nine months ended September 30, 2003 and 2002 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of September 30, 2003 and 2002. The results of the nine months are not indicative of a full year of operation for the Company.

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

					Sutron Corporation
				Computation of Per Share Earnings

					 	   Three Months Ended	   Nine Months Ended
                                        	 September 30,		September 30,
                                        2003	     2002	  2003	   2002
                                     __________	_________	_________	_________
Basic EPS
Average shares outstanding		4,289,551	4,289,551	4,289,551	4,289,551
Net Income					$(103,516)  $(113,105)	$(258,113)	$(412,471)
Net Income per common share		    $(.02)	    $(.03)	    $(.06)	   $(.10)

Dilutive EPS
Average shares outstanding		4,289,551	4,289,551	4,289,551	4,289,551
Effect of dilutive securities		  286,688       1,467	  286,688	    1,467
Total average shares outstanding	4,576,239	4,291,018	4,576,239	4,291,018
Net earnings				$(103,516)	$(113,105)	$(258,113)	$(412,471)
Net income per diluted share		    $(.02)	    $(.03)	    $(.06)	    $(.10)




                          MANAGEMENT'S DISCUSSION AND ANALYSIS
                                OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS

Results of Operations

Three months ended September 30, 2003 Compared to 2002

Net Revenues. The Company's revenues for the three months ended September 30, 2003 decreased 12% to $2,230,638 from $2,532,255 in 2002 due to decreased sales of standard products. Sales of 8210 dataloggers and accessory products decreased approximately $828,000. Systems and Hydrological Services revenue increased approximately $526,000 resulting in a net decrease of approximately $302,000.

Gross Profit. Gross profit for 2003 decreased 21% to $576,497 from $733,344 in 2002. Gross margin as a percentage of revenues was 26% and 29% respectively for the quarters.

Selling, General And Administrative. Selling, general and administrative expenses decreased to $480,574 in 2003 from $556,205 in 2002, a decrease of $75,631 or 14%. The decrease was due to a reduction of one sales position and increased cost controls.

Research And Development. Research and development expenses were $276,463 in 2003 compared with $364,183 in 2002, a decrease of $87,720 or 24%. Due to the completion of new systems software, XConnect, resources were shifted from R&D to sales resulting in the decrease in product development expenses. Product development expenditures were primarily focused on software enhancements to SatLink and the Xpert and XLite dataloggers.

Interest Expenses. Interest expenses decreased to $4,976 in 2003 from $14,061 in 2002.

Nine months ended September 30, 2003 Compared to 2002

Revenues. The Company's revenues for the nine months ended September 30, 2003 increased 20% to $7,309,235 from revenues of $6,118,790 in 2002. Sales of standard products decreased to approximately $4,264,000 from approximately $4,895,000 in 2002 due to a decrease in sales of 8210 dataloggers and accessories. Integrated Systems sales increased to approximately $2,494,000 from $1,122,000 and Hydrological Services sales increased to approximately $551,000 from approximately $68,000. Integrated Systems and Hydrological Services sales increased as a result of increased projects and contract awards.

The Company booked orders during the first nine months of 2003 totalling approximately $9,805,000 compared with $9,766,000 in 2002. Orders for systems and services were up during the first nine months and standard product orders were down. The Company's backlog was approximately $5,201,000 at September 30, 2003 as compared to $5,240,000 at September
30, 2002. The Company anticipates that 65% of its September backlog will be shipped in 2003.


Gross Profit. Gross profit for 2003 increased to $2,061,687 from $1,989,391 in 2002. Gross margin as a percentage of revenues for 2003 decreased to 28% as compared to 32% in 2002. The decrease in the Company's gross margin as a percentage of sales is attributed to manufacturing overruns that the Company has experienced in the production of the SatLink-G312 satellite transmitter and increased warranty costs associated primarily with the SatLink. Also the gross margins achieved on two projects in India and one in Mexico were not significant as these projects were all bid at reduced margins but accounted for revenue of approximately $663,000.

Selling, General and Administrative. Selling, general and administrative expenses increased to $1,673,724 in 2003 from $1,590,011 in 2002, an increase of $83,713 due to increased sales commissions and systems and Hydrological Services Division selling expenses. Sales commissions increased due to a project in Venezuela. Due to the completion of the Company's systems software, XConnect, resources were shifted from R&D to sales that increased systems selling expenses. Hydrological Services selling expenses increased due to increased selling activities.

Research and Development. Research and development expenses decreased $229,625 to $860,477 in 2003 from $1,090,102 in 2002. Due to the completion of new systems software, XConnect, resources were shifted from R&D to sales resuting in the decrease in product development expenses. Product development expenditures were primarily focused on software enhancements to SatLink and the Xpert and XLite dataloggers.

Interest Expenses. Interest expenses decreased to $13,599 in 2003 from $36,749 in 2002.

Liquidity and Capital Resources

Cash and cash equivalents increased to $591,944 at September 30, 2003, compared to $401,740 at December 31, 2002.

The ratio of current assets to current liabilities was 2.1:1 as of September 30, 2003, compared to 3.5:1 as of December 31, 2002. Working capital decreased to $3,038,025 at the end of the third quarter of fiscal 2003 compared to $3,297,918 at the end of fiscal 2002.

The Company has a revolving credit facility of $500,000 that expires on June 12, 2004. In addition, the Company has borrowed $330,000 from three shareholders in order to supplement the line of credit. Management believes that its existing cash resources, cash flow from operations and short-term borrowings on the existing line of credit and anticipated future line of credit will provide adequate financial resources for supporting operations during fiscal 2003.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(A) No reports on Form 8-K were filed or required to be filed during the quarter ended September 30, 2003.

(B) The following exhibits are included as part of this report:
32 Certification Pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002

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


                                      			Sutron Corporation
                                			     (Registrant)



November 13, 2003                             /s/Raul S. McQuivey
Date        	                       Raul S. McQuviey
                                         Principal Executive Officer

November 13, 2003                             /s/Sidney C. Hooper
Date                                     Sidney C. Hooper
                                         Principal Accounting Officer