Form 10KSB
period 2003-12-31
SUTRON CORP
filed 2004-03-30
CIK 728331

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

					FORM 10 KSB

				-----------------------

		Annual Report Pursuant To Section 13 Or 15(D)
			Of The Securities Exchange Act Of 1934
		For the fiscal year ended: December 31, 2003
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year were $11,015,689.

The aggregate market value of the voting stock held by non-affiliates as of March 22, 2004 was approximately $2,177,000 based on the fair market value of such stock.

The number of shares outstanding of the issuer's
Common Stock, $.01 par value, as of March 22, 2004 was 4,289,551.


Documents Incorporated by Reference
Portions of the registrants definitive proxy statement dated
April 14, 2004 are incorporated in Part III as set forth herein.

------------------------------------------------------------------
------------------------------------------------------------------
------------------------------------------------------------------

                              SUTRON CORPORATION
                         FORM 10-KSB ANNUAL REPORT
                   FOR THE YEAR ENDED DECEMBER 31, 2003

                             TABLE OF CONTENTS



Part I
        ITEM  1.  DESCRIPTION OF BUSINESS                 2
        ITEM  2.  DESCRIPTION OF PROPERTY                 7
        ITEM  3.  LEGAL PROCEEDINGS                       7
        ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF      8
                  SECURITY HOLDERS

Part II
        ITEM  5.  MARKET FOR COMMON EQUITY AND RELATED    8
                  STOCKHOLDER MATTERS
        ITEM  6.  MANAGEMENT'S DISCUSSION AND ANALYSIS    9
                  OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS
        ITEM  7.  FINANCIAL STATEMENTS 			   11
        ITEM  8.  CHANGES IN AND DISAGREEMENTS WITH      11
                  ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE
        ITEM  8A. CONTROLS AND PROCEDURES                11


Part III
        ITEM  9.  DIRECTORS AND EXECUTIVE OFFICERS OF    12
                  THE REGISTRANT
        ITEM 10.  EXECUTIVE COMPENSATION                 12
        ITEM 11.  SECURITY OWNERSHIP OF CERTAIN          12
                  BENEFICIAL OWNERS AND MANAGEMENT
        ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED      12
                  TRANSACTIONS
        ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS AND     13
                  REPORTS ON FORM 8-K
        ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES 15

SIGNATURES 						               16

-----------------------------------------------------------

					PART I


ITEM 1 - BUSINESS

General

Sutron Corporation (the Company) was incorporated on
December 30, 1975 under the General Laws of the Commonwealth of Virginia. The Company designs, manufactures and markets products and solutions that enable government and commercial entities to monitor and collect hydrological and meteorological data for the management of critical water resources, for early warning of potentially disasterous floods or storms and for the optimization of hydropower plants.

The Company's headquarters is located at 21300
Ridgetop Circle, Sterling, Virginia 20166, and the Company's telephone number at that location is (703) 406-2800. The Company maintains a worldwide web address at www.sutron.com. The Company makes available free of charge through the Investors section of the Company's website at www.verso.com the annual, quarterly and current reports, and amendments thereto, which the Company files with, or furnishes to, the SEC. Such reports and amendments are available on the Company's website as soon as reasonably practical after the Company has filed such reports with, or furnished such reports to, the SEC.

Sutron is focused on providing real-time solutions and services to our customers in three areas of the hydrological and meteorological markets. First, we provide real time data dataloggers, satellite transmitters and sensors. Second, we provide turnkey integrated systems for hydrological and meteorological networks and airport weather systems.
Third, we provide services consisting of installation, maintenance of hydrological and meteorological systems, and other related engineering services. The Companys customers include a diversified base of federal, state, local and foreign governments, engineering companies, universities, and hydropower companies.

The Company's ongoing, strategic business units consist of the Company's Hydromet Products Divison, the Integrated Systems Division, the Hydrological Services Division and the Airport Weather Systems division. Each unit includes a range of products and services designed to meet the specific needs of a particular customer segment.


Hydromet Products Division

The Hydromet Products Division manufactures data loggers, satellite transmitters and sensors. Sutron's data loggers collect sensor data and transmit the data to central facilities primarily by satellite radio but also by telephone, fiber optics or microwave. Sutron's sensors support the collection of hydrological and meteorological data and include a tipping bucket rain gauge, a barometric pressure sensor, a temperature sensor, and several water level sensors. The Companys equipment is compatible with sensors from other companies.
Sutron has long-standing relationships with suppliers for wind speed and wind direction, water quality, humidity and solar radiation sensors. The Company received an ISO 9001 certification on March 12, 1999 and an ISO 9001:2000 certification on August 13, 2003. The principal products that are manufactured by the Hydromet Products Division are described below.

                                     2

  ------------------------------------------------------------------------


8210 Data Logger

The 8210 Data Logger/Transmitter is a simple-to-operate, low-cost data collection platform which supports a wide variety of telemetry applications. The 8210 is environmentally hardened, capable of operating from -40 C to 60 C, making it ideal for remote locations. As a data recorder, the 8210 will store over 65,000 readings in battery backed memory. The 8210 supports a wide variety of communications, including radio, satellite, and telephone. The
Telephone/Voice Synthesis option allows communications over standard telephone circuits using either a synthesized voice message or a modem connected to a computer terminal.

Xpert and XLite Dataloggers

The Xpert Datalogger/controller is the Companys next generation datalogger. It is built upon a Microsoft CE operating system, has a 486 processor, C++ programming and standard 2 MB memory that is
expandable to over 1 gigabyte.   It enables the Company to enter closely
related environmental markets such as tides and weather monitoring. The XLite, a derived product based on the Xpert, does not have a display but is similarly capable. The XLite was released at the end of 2001.

SatLink G312-1

The SatLink G312-1 is a high data rate satellite transmitter that transmits at 100, 300 and 1200 baud, incorporates GPS and functions as a logger. The unit was certified by NESDIS in July 2001 for operation on the Geostationary Operational Environment Satellite (GOES)system.
NESDIS operates two U.S.Government environmental satellites on this system. All Geostationary Operational Environment Satellite (GOES)customers are mandated by NESDIS to purchase high data rate satellite transmitters and to replace all old 100 baud transmitters within a ten-year period beginning in July 2001. NESDIS made this a requirement in order to increase the amount of data that the two
GOES satellites can handle. SatLink is also certified on satellite systems in Europe and Asia and relays data from even the most remote sensors and loggers to everywhere around the globe and works with virtually all dataloggers. SatLink is programmable from any PC using software provided with the unit.

SL2-G312-1

The Company invested heavily in the redesign of the SatLink transmitter beginning in 2002 and continuing in 2003. In January 2004, the SL2-G312-1 Satellite Transmitter (SatLink2) was certified by NESDIS.
The SatLink2 is a redesign of the original SatLink transmitter in order to improve our margins and to provide the latest features. We believe that the SatLink2 can beat competing high data rate transmitters in price, features and performance. We believe that the SatLink2 will enable our Company to dominate the 100 bps GOES transmitter replacement program and be more competitive in large national and global systems such as the National Weather Service Cooperative Observer Program (COOP), the World Meteorological Organization Global Climatological Observer System GCOS program and large projects in India and Venezuela.

Accubar Gauge Pressure Sensor

The Accubar Gauge Pressure sensor is a highly accurate solid state pressure transducer capable of measuring air/dry gas pressures from 0 to 22 psi with a maximum pressure of 35 psi. It is housed in an aluminum case and with its low power consumption and low maintenance requirements, it is ideal for remote monitoring applications.

AccuBubble Self-Contained Bubbler System

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

Tides and Ports Systems

The National Ocean Survey (NOS), part of the National Oceanic and
Atmospheric Administration (NOAA), has the responsibility to accurately measure tide levels around the perimeter of the United States. NOS ensures that measurements are the most accurate possible by using the best water level instruments available. In 2003 and 2002 our Hydromet Products Division provided state-of-the-art tide stations to the National Ocean Survey valued at $637,000 and $471,000. Sutron tide stations are based on our Xpert data logger. Xperts run the powerful Windows CE multi-tasking operating system. Sutron has taken advantage of Windows CE to equip each tide station with software that meets and exceeds all of the NOS requirements.

                                     3

  ------------------------------------------------------------------------


Integrated Systems Division

The Integrated Systems Division provides system integration services consisting of the design and development of customer-specific hardware configurations and software applications for hydrological and meteorological monitoring and control systems, the sale of Sutrons real-time database software (XConnect), and long-term software support for XConnect users. This capability allows the Company to provide turnkey hydrological and meteorological systems to a variety of users. Projects range in size from one station to hundreds of stations. Projects usually require design, equipment integration, software application development and installation and training on both hardware and software. Projects can range in duration from a few days to twelve months depending on the scope and complexity of the system.

Hydrological Services Division

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

Airport Weather Systems

The Airport Weather Systems Division was started in July 2003 with the hiring of a division manager with over 20 years experience in the Automatic Weather Observation System (AWOS) market.
Monitoring of real-time weather data is crucial to flight safety. Typically, an AWOS includes a sensor suite to measure wind direction and speed, temperature, relative humidity, precipitation, and barometric pressure as well as cloud height and horizontal visibility/RVR. Sensors are connected to a Sutron datalogger which processes the data, stores it in a relational database and transmits real-time weather parameters to all designated users, regardless of location. The system produces weather reports for aviation and meteorological use, virtually automatically and without need of human intervention. Sutron is leveraging its experience with sensors and data collection to enter this market.

Distribution Methods of Products and Services

The Companys products and services are currently sold in the United States by the Companys direct sales force. As of December 31, 2003, the Company employed seven salaried sales and marketing personnel, including four engaged directly in field sales activities, and three in various other marketing and sales support functions. Internationally, the Company utilizes agents to sell its products and services.

                                     4

  ------------------------------------------------------------------------


Customers

During 2003, approximately 45% of the Companys products and services were sold to the Federal Government. Revenues in 2003 among the various agencies were as follows: U.S. Army Corps of Engineers, 9%; Department of the Interior, 28%; Department of Commerce, 7% and various other agencies of the federal government, 1%. The revenues from the Corps of Engineers were spread among some ten (10) separate Districts, and the revenues from the Department of the Interior among two (2) agencies, the U.S. Geological Survey and the Bureau of Reclamation.

The Company also performed on various contracts of foreign origin. Total revenues from foreign customers amounted to approximately 28% of total revenues in 2003, 29% of total revenues in 2002 and 12% in 2001. Sutron actively markets its products and services internationally.

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

Competition

The Company is aware of both domestic and foreign competitors offering complete real-time networks of their own and companies which fabricate real-time networks from components manufactured by themselves and others. The Company is also aware of numerous additional firms, ranging in size from large to small, from general to highly specialized, and from new to well established, offering competitive dataloggers, high data rate satellite transmitters, sensors and other instruments and software.

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

Price, performance and experience are believed by the Company to be the primary competitive factors with respect to all of its products and services.

                                     5

  ------------------------------------------------------------------------


Research and Development

During the three years ended December 31, 2003, 2002, and 2001,
Sutron's internally funded research and development costs were $1,065,558, $1,480,706 and $1,434,129 respectively.

The Company invested heavily in the redesign of the SatLink transmitter beginning in 2002 and continuing in 2003. In January 2004, the SL2-G312-1 Satellite Transmitter (SatLink2) was certified by the National Environmental Satellite, Data and Information Service NESDIS. The SatLink2 is a redesign of the original SatLink transmitter in order to improve our margins and to provide the latest features. It is not only a satellite transmitter but also has logging capability which is attractive to customers who have limited logging requirements and therefore avoids the purchase of a separate datalogger.

In 2002, the company released the logger version of the SatLink and developed tidal monitoring applications based on the Xpert and XLite products that were instrumental in winning orders from the National Ocean Survey for tides systems. The Company released the Xpert and XLite dataloggers in 2001.

In 2002, the Company released XConnect, a base station software application that is compatible with leading database software including Oracle and Microsoft SQL Server. The Company added enhancements to XConnect's reporting features in 2003 incorporating Crystal reports.

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

Backlog

The Companys backlog at December 31, 2003 was $4,350,688 as compared with $2,784,499 at December 31, 2002. The Company anticipates that 84% of its 2003 year-end backlog will be shipped in 2004.

Employees

The Company had a total of 57 employees as of December 31, 2003 of which 56 were full time.

                                     6

  ------------------------------------------------------------------------


ITEM 2 - PROPERTIES

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

The Company entered into a lease agreement for approximately 1500 square feet of office space in Brandon, Florida. The five-year lease, expires in December 2008. The Hydrological Services division will use this space for offices.

The Company believes that its facilities are adequate for its present needs and that its properties are in good condition, well maintained and adequately insured.

ITEM 3 - LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation with customers, vendors, suppliers and others in the ordinary course of business, and a number of such claims may exist at any given time. All such existing proceedings are not expected to have a material adverse impact on the Company's results of operations or financial condition. The Company is a party to the proceedings discussed below.

In 2003, the Company filed a claim with the Advance Tax Court of India seeking a ruling on a decision by the Government of Andhra Pradesh (GoAP) of India to assess a 48% income tax on the Company's contract of approximately $1,606,000. The GoAP believes that the Company has established a branch office in India and is therefore subject to Indian income tax. Although the Company did file an application for branch office status and received approval to open a branch office, the Company did not complete the registration and approval process with the Government of India and has not opened a branch office in India. The income tax amount that is at issue is approximatly $770,000.

The Advance Tax Court of India will hear the case in April 2004. In the event that the Advance Tax Court rules in the Company's favor, GoAP must immediately remit all amounts due including interest. The Company will not immediately receive the entire amount of $770,000 due to the system having not completed final acceptance which is anticipated by mid-2004. The balance that the Company would receive immediatly would be approximately $23,000. In the event that the Company does not receive a favorable ruling from the Adance Court, the income tax withheld by GoAP would be used as an income tax credit on the Company's 2004 income tax return.

                                     7

  ------------------------------------------------------------------------


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of 2003 to a vote of the Companys security holders, either through the solicitation of proxies or otherwise.


					PART II


ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

(a)  Market Information

The common stock of Sutron Corporation is quoted over the counter through the NASD Bulletin Board supplied by the National Association of Securities Dealers, Inc. under the symbol STRN, and through the Pink Sheet Service of the National Quotation Bureau, Inc. The following table shows the high and low bid quotations in 2003 and 2002 by quarter as reported by the National Quotation Bureau, Inc. and the National Association of Securities Dealers, Inc. These quotations represent prices between dealers in securities, do not include retail mark-ups, mark-downs, or commissions and do not necessarily represent actual transactions.

MARKET INFORMATION

					2003			2002
				HIGH		LOW		HIGH		LOW
First Quarter			$1.28		 $.67		$.79		 $.43
Second Quarter		 	1.40		  .61    	1.05	  	.58
Third Quarter	 	 	1.35		  .60	 	1.01	 	 .70
Fourth Quarter	 	 	1.45		  .70 	 1.20	 	 .55


 (b)  Approximate Number of Equity Shareholders:
Title of Class: Common Stock, $.01 par value
Approximate Number of Record Holders At March 22, 2004: 695

 (c)  Dividends:
The Company has never paid a dividend on its common stock and the Board of Directors intends for the foreseeable future to retain all earnings for use in the Companys business.

                                     8

  ------------------------------------------------------------------------


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

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

 The following table sets forth, for the periods presented, certain income statement data of the Company expressed as a percentage of revenues:

				Percentage of Revenues

				2003		2002		2001
Revenues			100.0%	100.0%	100.0%
Cost of sales		 69.5		66.2		62.8
Gross profit		 30.5		33.8		37.2
Selling, general and
administrative expenses	 20.1		21.8		22.7
Research and
Development expenses	  9.7		14.5		14.0
Operating income		   .7		(2.5) 	  .5
Interest expense		   .3		  .5		  .6
Income before
 income taxes		   .4		(3.0)		(.1)
Income taxes (benefit)	  (.5) 	(1.9) 	(.7)
Net income			   .9%      (1.1)%	  .6%


Fiscal 2003 Compared to Fiscal 2002

Results of Operations

The Companys revenues in 2003 increased 8% to $11 million from $10.2 million in 2002. The Company derives its revenues from the sale of standard products consisting primarily of dataloggers, SatLink transmitters and sensors, systems and software that are done on a project specific basis, hydrological and engineering services and airport weather systems.

Revenues from sales to domestic customers increased in 2003 to $7.9 million from $7.25 million in 2002, an increase of 8.7%. Standard products sales increased slightly to $5.65 million in 2003 from $5.6 million in 2002. Revenues from integrated systems and software were down $256 thousand to $1.3 million from $1.56 million. Revenues for hydrological services increased to $992 thousand from $110 thousand in 2002 due to the expansion of operations in Florida and winning five major multi-year contracts in 2002 and 2003 with the South Florida Water Management District.

Revenues from international sales increased slightly to $3.1 million in 2003 from $2.95 million in 2002. Standard products decreased to $944 thousand in 2003 from $1.3 million in 2002 due to decreased sales from China. Revenues from integrated systems and software were up $400 thousand to $2.0 million from $1.6 million due to several large projects including a $499 thousand project to provide a rainfall measuring system to the government of Morocco, a $730 thousand World Meteorological project to provide airport meteorological systems to 13 small island states in the Caribbean and a $446 thousand standard product order from a hydropower company in Venezuela. The Company sold its first airport weather system in 2003 and realized revenue of $71,000.

The Companys largest customer in 2003 and 2002 was the Department of the Interior, the principal agencies being the US Geological Survey and the Bureau of Reclamation, which accounted for 28% and 26% of revenues.
Commercial and international revenues represented 55% of revenues in 2003 versus 48% in 2002.

Gross Profit

Gross profit for 2003 decreased 2.7% to $3.36 million from $3.45 million in 2002. Gross margin as a percentage of revenues for 2002 decreased to 30.5% as compared to 33.8% in 2002. Increased sales of SatLink transmitters caused a decrease in the Companys margins. The Companys new SatLink transmitter, the SL2-G312-1, was certified in January 2004 and will significantly improve future margins due to fewer parts and improved manufacturability. The Companys margins were also impacted by three projects that were awarded in 2002. Two projects were with the Government of Andhra Pradesh of India and one project was with the Meteorological Service of Mexico. All three projects were bid very competitively. The company completed the Mexico project in 2003. The Government of Andhra Pradesh projects are near completion.
The Company anticipates that these projects will be completed in mid 2004. The Companys gross margin is dependent on product and system costs, product mix and overhead expenses, all of which fluctuate from year to year.


Selling, General and Administrative Expenses

Selling, general and administrative expenses were level at $2.2 million in 2003 and 2002. Selling, general and administrative expenses as a percentage of revenues decreased to 20.8% in 2003 from 21.8% in 2002 due primarily to the increase in sales.

Research and Development Expenses

Research and development expenses decreased 28% to $1.06 million in
2003 from $1.48 million in 2002.  Research and development expenses as a percentage of revenues decreased to 9.7% in 2003 from 14.5% in 2002. The primary reason for the decrease was the completion of Xconnect systems software. Upon its completion in late 2002, the Company transferred several software engineers into direct departments
in order to provide customers with systems and   application development
services.

In 2003, the Companys product development focus was on the design and certification of the SatLink2 in order to enhance the product and improve margins. The SatLink2 is a high data rate satellite transmitter that transmits at 100, 300 and 1200 baud, incorporates GPS and functions as a logger as well. All GOES satellite customers are mandated by NESDIS to purchase high data rate satellite transmitters and to replace all old 100 baud transmitters within a ten-year period effective July 2001. The Company believes that the SatLink2 will allow it to dominate the replacement market.

In 2003, the Company continued its development efforts relating to tidal monitoring applications by introducing enhancements to its tides monitoring systems. The tides systems are based on the Xpert and XLite dataloggers and use the SatLink transmitter.
The Company won orders totaling $663 thousand in 2003 and $450 thousand in 2002 for tides systems. The Company also completed the development of an analog expansion module in 2003.

Other Income (Expense)

Other income and expenses consisted of interest expenses of $30 thousand in 2003 compared with $47 thousand in 2002.

					   9

  ------------------------------------------------------------------------



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

Gross Profit

Gross profit for 2002 decreased 9% to $3.45 million from $3.8 million in 2001. Gross margin as a percentage of revenues for 2002 decreased to 33.8% as compared to 37.2% in 2001. The decrease in gross margin in 2002 is a result of write-offs of obsolete inventory totaling $180,000 and manufacturing problems relating to the SatLink-G312-1 High Data Rate satellite transmitter. The Company switched suppliers in mid 2002 in order to lower costs and improve efficiency of manufacturing the SatLink-G312-1. The Company began to see improved results in late 2002 The Companys gross margin is dependent on product costs, product mix and overhead expenses, all of which fluctuate from year to year.

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

The Company released the Xpert and XLite dataloggers in 2001. These dataloggers use Microsoft CE as the operating system and have enabled the Company to enter closely related environmental markets such as tides and weather monitoring. The XLite, a derived product based on the Xpert, has less I/O capability but is less expensive as well. The Companys development efforts in 2002 were focused primarily on developing tidal monitoring applications based on these products that were instrumental in winning orders in 2002 of approximately $471,000 from the National Ocean Survey for tides systems.

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

					   10

  ------------------------------------------------------------------------


Liquidity and Capital Resources

The Companys working capital was $3.4 million at December 31, 2003 compared with $3.3 million at December 31, 2002. Cash on hand was $388,612 at December 31, 2003 compared to $401,740 at December 31, 2002.
Of the cash balance on hand at December 31, 2003, $277,454 was restricted and serves as collateral for international standby letters of credit at the Companys previous bank, M&T.

Net cash used by operating activities was $527,652 in the year ended December 31, 2003 compared to cash provided by operations of $845,428 for the year ended December 31, 2002 and cash provided by operations of $139,378 for the year ended December 31, 2001.

Net cash used in investing activities was $155,686 for the year ended December 31, 2003, compared to $53,566 and $162,963 for the years ended December 31, 2002 and 2001, and was primarily due to purchases of property and equipment.

Net cash provided by financing activities was $670,210 in 2003 due borrowings on the line of credit and proceeds from shareholder and term notes. Net cash used by financing activities was $493,098 for the year ended December 31, 2002 due to payments on the line of credit and on term notes. Cash provided by financing activities was $123,762 for the year ended December 31, 2001 due to proceeds from a term note.

The Company has a revolving credit facility of $500,000 with BB&T Bank. The credit facility expires on June 30, 2004. The Company believes that its existing cash resources, cash flow from operations and short-term borrowings on our existing credit line will provide adequate resources for supporting operations during fiscal 2004.

ITEM 7 - FINANCIAL STATEMENTS

The financial statements required by this Item 7 are listed in Item 13(a)(1) and begin at page F-1 of this Report.



ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A - CONTROLS AND PROCEDURES

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


					   11

  ------------------------------------------------------------------------


                                 PART III


Certain information required by Part III is omitted from this report because we intend to file a definitive Proxy Statement pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this report, and certain information to be included therein is incorporated herein by reference.


ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS

The information required by this Item is incorporated by reference to the Proxy Statement under the sections captioned "Election of Directors," "Executive Officers," "Executive Compensation",
"Compliance with Section 16(a) of the Securities Exchange Act of 1934", "Code of Ethics", and "Audit Committee and Audit Committee Financial Expert".


ITEM 10 - EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Proxy Statement under the sections captioned "Election of Directors," "Executive Officers," "Executive Compensation" and
"Compliance with Section 16(a) of the Securities Exchange Act of 1934."


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the caption "Principal Shareholders," and "Management Ownership of Common Stock" appearing in the Proxy Statement, is incorporated herein by reference.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the heading "Certain Transactions," appearing in the Proxy Statement, is incorporated herein by reference.

ITEM 13 - EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)(1)    Financial Statements

The following consolidated financial statements of the Company are filed as part of this Annual Report on Form 10-KSB as follows:



Report of Independent Auditors                            F-2
Balance Sheets at December 31, 2003 and 2002         	    F-3
Statements of Operations for the years ended
December 31, 2003, 2002 and 2001                          F-4
Statements of Changes in Stockholders' Equity for the
years ended December 31, 2003, 2002 and 2001              F-5
Statements of Cash Flows for the years ended
December 31, 2003 and 2002                                F-6
Notes to Financial Statements                             F-7

(a)(2)    Financial Statement Schedules

Not applicable.

					   12

  ------------------------------------------------------------------------


(a)(3)    Exhibits

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
	Raul S. McQuivey dated October 18, 2002 (12)

10(y) Stock Option Agreement between Sutron Corporation and
	Daniel W. Farrell dated October 18, 2002 (12)

10(z) Stock Option Agreement between Sutron Corporation and
	Sidney C. Hooper October 18, 2002 (12)

10.1	Stock Option Agreement between Sutron Corporation and
	Thomas N. Keefer dated October 18, 2002 (12)

10.2	Stock Option Agreement between Sutron Corporation and
	Robert F. Roberts, Jr. dated December 18, 2003 (13)

					   13

  ------------------------------------------------------------------------



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

(13) Filed as Exhibits to Registrants Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.


					   14

  ------------------------------------------------------------------------



(b)  Reports on Form 8-K

The registrant did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2003.



ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES


The information required by this Item is incorporated by reference to the Proxy Statement under the sections captioned "Principal
Accountant Fees and Services."


					   15

  ------------------------------------------------------------------------


					SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	       Sutron Corporation
		(Registrant)

Date:  March 30, 2004
By /s/ Raul S. McQuivey 		Raul S. McQuviey, Chairman of
						the Board of Directors
						and President

In accordance with the Securities Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 30, 2004
By /s/ Raul S. McQuivey 		Raul S. McQuviey, Chairman of
						the Board of Directors
						and President

Date: March 30, 2004
By /s/ Thomas N. Keefer 		Thomas N. Keefer,
						Director and
						Vice President

Date: March 30, 2004
By /s/ Daniel W. Farrell 		Daniel W. Farrell,
						Director and
						Vice President

Date: March 30, 2004
By /s/ Sidney C. Hooper 		Sidney C. Hooper,
						Director and
						Chief Financial
						Officer

Date:	March 30, 2004
By /s/ Robert F. Roberts, Jr.		Director


					   16

  ------------------------------------------------------------------------


                             SUTRON CORPORATION
                        INDEX TO FINANCIAL STATEMENTS



Report of Independent Auditors                             F-2
Balance Sheets at December 31, 2003 and 2002               F-3
Statements of Operations for the years ended
December 31, 2003, 2002 and 2001                           F-4
Statements of Changes in Stockholders' Equity for the
Years ended December 31, 2003, 2002 and 2001               F-5
Statements of Cash Flows for the years ended
December 31, 2003 and 2002                                 F-6
Notes to Financial Statements                              F-7



                                    F-1
  ------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Sutron Corporation
Sterling, Virginia


	We have audited the accompanying balance sheets of Sutron Corporation as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity, and cash flows for each of the three years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

	In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sutron Corporationas of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years ended December 31, 2003, 2002 and 2001 in conformity with generally accepted accounting principles.


Thompson, Greenspon & Co.

/s/ Thompson, Greesspon & Co.

Fairfax, Virginia
February 20, 2004

                                    F-2
  ------------------------------------------------------------------------

                                  SUTRON CORPORATION
                                    BALANCE SHEETS
						(In thousands)



					December 31,	  December 31,
						2003		      2002
ASSETS
Current assets
Cash and cash equivalents		$ 389			$ 402
Accounts receivable			3,062			1,814
Inventory					2,438			2,029
Prepaid items and other			  122			  183
Deferred income taxes			  120			  195
						-----			------
Total current assets			6,131			4,623
Property, plant and equipment		2,723			2,567
Accumulated depreciation
 and amortization			     (2,126)	     (1,929)
						-----			------
Net property, plant, and
equipment					  598			  638
						-----			------
Income taxes receivable			  129			  151
Other assets				   23			   22
						-----			------
Total Assets				$6,881		$5,434
						======		======



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable				$1,044	$ 484
Accrued payroll				    50	  157
Other accrued expenses			   851	  591
Line of credit				   399	    -
Stockholder notes				   330	    -
Current maturities of
long-term notes				   50		   93
						-----		-----
Total current liabilities		2,724		1,325
Long-term notes				  100		  116
Deferred income taxes			  111		  142
						-----		-----
Total liabilities				2,935		1,583
						-----		-----

Stockholders' equity
Common stock, 				   43		   43
Additional paid-in capital		2,307		2,307
Retained Earnings 			1,596		1,501
						-----		-----
Total stockholders' equity		3,946		3,851
						-----		-----
Total liabilities and
stockholders' equity			$6,881     $5,434
						======	=====

See Accompanying Notes to Financial Statements

                                    F-3
  ------------------------------------------------------------------------

                                SUTRON CORPORTION
                             STATEMENTS OF OPERATIONS
				(In thousands, except per share data)
                             	   Year Ended December 31,
					2003		2002		2001
Revenue			    $11,016	    $10,203     $10,251
Cost of sales			7,659		6,754		6,435
					-----		-----		-----
Gross profit 			3,357		3,449		3,816
Operating expenses:
Selling, general and
administrative expenses 	2,218		2,225		2,322
Research and development
expenses				1,066		1,481		1,434
					-----		-----		-----
Total operating expenses	3,284		3,706		3,756
					-----		-----		-----
Operating income			   73		 (257)	   60
					-----		-----		-----
Other income (expense)		   -		  -		   -
Interest expense, net		 (30)		  (47)	  (69)
					-----		-----		-----
Income before income taxes 	   43	       (304)	   (9)
Income taxes (benefit)		  (52)	 (194)	  (70)
					-----		-----		-----
Net income 				$  95 	$(110) 	  $61
					=====		=====		=====
Net income per common share	$ .02		$(.03)	$ .01
Net Income per diluted share	$ .02		$(.03)	$ .01

See Accompanying Notes to Financial Statements

                                    F-4
  ------------------------------------------------------------------------

						SUTRON CORPORATION
				STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
				YEARS ENDED DECEMBER 31, 2003, 2002, and 2001
					(In thousands, except shares data)

				COMMON			PAID-IN	ACCUMULATED
				SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAl

				--------	---		------	-----		-----
Balances, December
 31,2000			4,293,351	$43		$2,311	$1,550	$3,904
Retirement of
 treasury shares		(3,800)	-		   (4)	  -		   (4)
Net income									   61		   61
				---------	---		-----		-----		-----
Balances, December
 31,2001			4,289,551	$43		$2,307	$1,611	$3,961

Net income				-	-		-		  (110)	  (110)
				---------	---		-----		-----		-----
Balances, December
 31,2002			4,289,551	$43		$2,307	$1,501	$3,851

Net income 		        -	  	-		    -	          95	    95
				---------	---		-----		-----		-----
Balance, December
 31, 2003			4,289,551	$43		$2,307	$1,596 	$3,946
				=========	===		======	======	======


      See Accompanying Notes to Financial Statements

                                    F-5
  ------------------------------------------------------------------------


                                    		SUTRON CORPORTION
                             			   STATEMENTS OF CASH FLOWS
								(In thousands)
                                             Year Ended December 31,


							2003        2002		2001
Cash flows from operating activities:
Net income					     $  95	    $(110)	    $  61
Non-cash items included in net income:
 Depreciation and amortization		 196		208		199
 Deferred income taxes				 75		(51)		  8
 Payments on deferred taxes			 (31)		   -		  -
Changes in current assets and
 liabilities:
Accounts receivables				(1,248)	 102	   	 113
Inventory						 (409)	 531		 142
Prepaid items and other				  (91)      (121)        361
Income taxes receivable				   173	  68		 (80)
Other assets					   (1)        (8)  	   -
Accounts payable					  560		  28		(590)
Accrued expenses					  153		 199		 (75)
							-----		-----		-----
Net cash provided by operating activities	 (528)       846		 139

Cash flows from investing activities:
Purchase of property and equipment		 (156)	(54)		(163)
							-----		-----		-----
Net cash used by investing activities	 (156)	 (54)		(163)

Cash flows from financing activities:
Proceeds from term notes payable		 166		   -		246
Proceeds from stockholder notes		 330		   -		 -
Proceeds from line of credit, net		 399		   -		 -
Payments on line of credit, net		   -		 (375)	(31)
Payments on term notes payable		(224)		 (118)	(87)
Payments for purchase of treasury stock	   -		   -		 (4)
							-----		-----		-----
Net cash used by financing activities	(671)		(493)		124

Net increase (decrease) in cash and
 cash equivalents				       (13)		 299		100
Cash and cash equivalents, beginning
 of year						 402		 103		  3
							-----		-----		-----
Cash and cash equivalents, end of year	$389	      $402	      $103
							=====		=====		=====

See Accompanying Notes to Financial Statements

                                    F-6
  ------------------------------------------------------------------------


SUTRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Sutron Corporation ("the Company") was incorporated
 on December 30, 1975 under the General Laws of the Commonwealth of Virginia. The Company designs, manufactures and markets hydrological and meteorological monitoring and control products and systems. The Companys products consist primarily of dataloggers, satellite transmitters and sensors.
The Company provides turnkey integrated systems including systems software that are done on a project specific basis, hydrological and engineering services and airport weather systems solutions. The Companys customers include a diversified base of Federal, state, local and foreign governments, universities, engineering firms and hydropower companies.

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

Cash and Cash Equivalents
For purposes of the statements of cash flows, cash equivalents include time deposits and all highly liquid debt instruments with original maturities of three months or less. Interest paid amounted to $29,778, $48,936 and $75,815 in 2003, 2002 and 2001, respectively. Income taxes paid amounted to $0 in 2003 and 2002, and $50,000 in 2001.

The Company has entered into certain international contracts that require provision of letters of guarantee to the customer until acceptance of the system by the customer. Standby irrevocable letters of credit were issued by the Companys previous bank that do not expire until March 2005. As of December 31, 2003, $277,454 of the cash and cash equivalents balance is restricted and is held as security by M&T Bank for these standby letters of credit.

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

                                    F-7
  ------------------------------------------------------------------------

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

Based on the borrowing rates currently available to the Company for debt with similar maturity dates and collateral, the estimated fair value of long-term debt is $100,000 and $116,000 at December 31, 2003 and
2002, respectively.

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

Capital
The Company has 12,000,000, $.01 par value, shares authorized. There were 4,289,551 shares issued and outstanding at December 31, 2003, 2002 and 2001.
The Companys Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market transactions. As of December 31, 2003, 13,800 shares have been repurchased.

Earnings Per Share
The Company has adopted Statement of Financial
Accounting Standards ("SFAS") No. 128 which establishes
 standards for computing and presenting earnings per share (EPS) for entities with publicly held common stock. The standard requires presentation of two categories of earnings per share, basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number
 of common shares outstanding for the year.  Diluted
EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Contracts to issue common stock which are antidilutive in nature are not included in the earnings per share calculations.
Shares used in the computations for the years ended December 31, 2003, 2002 and 2001 are as follows (in thousands):


							Years Ended December 31,
	     					2003  		2002		     	2001
Weighted average shares used in	4,290			4,290			4,292
   Basic computation
Common stock equivalents-options	  185			   --			   --
Weighted average shares used in 	4,475			4,290			4,292
   Diluted computation



                                    F-8
  ------------------------------------------------------------------------


2. ACCOUNTS RECEIVABLE
Accounts receivable at December 31, consists of the following (in thousands):


							2003			2002
Current						$1,712		$1,790
Unbilled					       1,350		    24
Totals					    $  3,062	      $1,814


3. INVENTORY
Inventory is stated at the lower of cost or market.
Electronic components and work in process and finished goods
Costs consisting of materials, labor and overhead are Recorded at a standard cost. Inventory consists of the following at December 31 (in thousands):

							2003			2002
Electronic components				$    992		$ 658
Work in process					     924		  852
Finished goods					     522		  519
Totals						$  2,438	     $2,029


4. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment at December 31, is as follows (in thousands):

		     			 2003         2002
Furniture and equipment		$2,526	$2,419
Vehicles				   120	    77
Leasehold improvements	          77	    71
					$2,723	$2,567

Depreciation and amortization expenses totaled
$196,205, $207,567 and $199,597, for the years
ended December 31, 2003, 2002, and 2001,
respectively.

Accumulated depreciation and amortization at
December 31, is as follows (in thousands):

			      	2003		  2002
Furniture and equipment		$2,029	  $1,848
Automotive equipment		    66	      55
Leasehold improvements     	    31	      26
Totals				$2,126	  $1,929

5. LINE OF CREDIT
In July 2003, the Corporation signed a loan and security agreement with its bank, BB&T, which extends to the Corporation a revolving line of credit. The maximum amount of borrowing under the line is $500,000. Interest on the unpaid balance is payable monthly at prime plus one percent
(5.25 percent at December 31, 2003). The line of credit had a balance of $399,454 at December 31, 2003 and matures on June 30, 2004.

6.  NOTES PAYABLE - STOCKHOLDERS
The Company has notes payable to three stockholders that are unsecured, accrue interest at 7.25 percent per annum and are payable on April 12, 2004. Interest expenses related to these notes were $7,395 for the year ended
December 31, 2003.

                                    F-9
  ------------------------------------------------------------------------


7. NOTES PAYABLE
Notes payable consists of the following at December 31
(in thousands):

									2003		2002

Bank note payable of $147,189; dated July 25, 2003;
secured by substantially all the assets of the
Corporation and guaranteed by the directors of the
Corporation; interest accrues at 6.750% per annum;
payable in monthly installments of $4,528; and
matures August 1, 2006						$132		$ -

Vehicle note payable is secured by the underlying
vehicle; is non-interest bearing; payable in
monthly installments of $259; and matures
September 9, 2009							  18		  -

Bank note payable; dated May 2001; secured by
substantially all the assets of the Corporation
and guaranteed by the directors of the Corporation;
interest accrues at 8.22% per annum; payable in
monthly installments of $5,135; and matures
June 2005								  -		154

Bank note payable; dated July 2000; secured by
substantially all the assets of the Corporation
and guaranteed by the directors of the Corporation;
interest accrues at 10% per annum; payable in
monthly installments  of $2,632; and matures
October 2004							  -		  55
									______	______
Total notes payable outstanding				 150		  209
Current maturities						  50		   93
									______	______
Long-term maturities	   					$100		$ 116
									======	======



Principal maturities for all indebtedness described in Notes
5, 6 and 7 are as follows at December 31 (in thousands):

Year ending December 31:
2004                         $779
2005                           53
2006					 39
2007			              3
2008					  3
Thereafter                      2
					---
Total                        $879
					===

                                    F-10
  ------------------------------------------------------------------------


8.  LEASE OBLIGATIONS
The Company signed a lease for its headquarters and production facilities that expires on March 31, 2006. The operating lease calls for monthly rent of $14,894 including $4,230 estimated as the Companys pro rata share of operating expenses and annual rent increases of 3 percent. Rent expense amounted to $274,000, $268,000, and $275,000 for the years ended
December 31, 2003, 2002 and 2001, respectively.

The Company entered into a lease agreement for additional office and warehouse space in Sterling, Virginia. The lease renewed on March 26, 2003, requires monthly payments of $5,275 and and expires on March 31, 2006. The Company entered into a lease agreement for office and warehouse space in West Palm Beach, Florida. The four-year lease, expiring in October 2006, requires monthly payments of $3,599 and annual rent increases of 4 percent. The Company entered into a lease agreement for office space in Brandon, Florida. The five-year lease, expiring on December 31, 2008, requires monthly payments of $1,984 and annual increases of 4 percent. The following is a schedule, by years, of future minimum rent payments due (in thousands):

	Year ending December 31:
	2004			$266
	2005			 266
      2006			  84
      2007			  24
	2008		        24
	Total		      $664

9.  INCOME TAXES
The income tax (benefit) expense charged to operations for the years ended December 31, were as follows (in thousands):


	  						2003		2002		2001
Current income tax (benefit) expense	$ (96)	$(143)	$(78)
Deferred tax benefit	  			   44         (51)	   8
							_____		_____		____
Total tax  (benefit) expense			$ (52)	$(194)	$ (70)
							====		=====		====

Deferred tax assets, are comprised of the following at December 31 (in thousands):

	 						2003		2002		2001
Accrued vacation and warranty	 	  	$120		$75		$100
Net operating loss carryforward		 -		 120		  47
							_____		_____		____
Gross deferred tax assets			 120		 195		 147
Gross deferred tax liability -
depreciation				  	(111)		 (141)	(145)
							_____		_____		____
Net							$  9		$  53		$  2
							====		=====		====


The realization of the deferred tax assets and receivables of $346,000 is dependent on future taxable earnings. The
Company has not provided for a deferred tax asset valuation allowance due to their anticipation of future earnings and therefore management's estimate that the deferred tax assets and receivables will ultimately be realized.
A reconciliation between the amount of reported income tax expense and the amount computed by multiplying the applicable statutory Federal income tax rate is as follows (in thousands):


	    					 2003		2002		2001
Income before income taxes		$   43 	$(304)        $  (9)
Applicable statutory tax rate	          34%	  34%	    	    34%
Computed "expected" Federal tax
expense					    15	 (104)	    (3)
Adjustments to Federal income tax
resulting from:
State income tax				     2	   (18)	     3
Tax credits					   (69)	   (72)        (70)
Change in valuation allowance	 	    --	    --	    --
Income tax (benefit) expense		$  (52)      $ (194)      $ (70)

The Company has Federal and state net operating loss carryforwards available approximating $300,000 which expire, if not used, in 2022. The Company also has unused general business tax credits, relating to research and development costs, approximating $221,000, that were generated in years 2000 through 2003, respectively. These tax credits expire, if not used, in the years 2020 through 2023.

                                    F-11
  ------------------------------------------------------------------------


10. MAJOR CUSTOMERS
Set forth below are customers, including agencies of the U.S. Government, from which the Company received more than 10 percent of total revenue, for the years ended December 31:

				2003	2002	2001
Department of Interior	27%	26%	39%
International		28%	29%	12%
Commercial			27%	19%	30%
Department of Defense	10%	17%	15%


11. CONCENTRATIONS OF CREDIT RISK
At times throughout the year, cash and cash equivalents exceeded FDIC insurance limits.
As of December 31, 2003 and 2002, the Companys cash deposits exceeded the FDIC insured amount by approximately $405,000 and $316,000.



12.  STOCK OPTIONS PLANS
Stock Options
The Company has granted stock options under the 2002, 1997 and the 1996 Stock Option Plans to key employees and directors for valuable services provided to the Company. Under the 1996 Plan, the Company authorized
260,000 shares. Current grants under the plan are 259,00 shares. Under the 1997 Stock Option Plan, the
Company authorized 60,000 shares. Current grants under the plan are 60,000 shares. Under the 2002 Stock Option
Plan, the Company authorized 400,000 shares. Current grants under the plan total 390,000 shares. Shares under all of the plans may be granted at not less than 100 percent of the fair market value at the grant date.
All options have a ten-year term from the date of grant.
The following summarizes the option activity under these plans for the last three years (in thousands):

	                           Number of	Option Price
	                            Shares
					(in thousands)	   Per Share


Outstanding, December 31, 2000	255		 $1.125
Grants					 25		    .62
Exercised					 --		    --
Canceled or expired		      (10)		  1.125
						_____		___________
Outstanding at Decembr 31, 2001	270	     .62 - 1.l25

Grants	                        347		      .55
Exercised	                         -		        -
Canceled or expired			(88)	      .62 - 1.125
						_____		___________
Outstanding, December 31, 2002	529	      .40 - 1.125

Grants                              180	      .68 - .75
Exercised                             -     	       -
Canceled or expired			  -		       -
						_____		___________
Outstanding, December 31, 2003	709		$.40-1.125
						=====		===========


The vesting period of the remaining options is as follows:

Vested and exercisable	 261
January 1, 2004		 104
January 1, 2005		 104
January 1, 2006		 103
January 1, 2007		 103
January 1, 2008		  34
				____
Total				 709
				====

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

The fair value of Sutron Corporation stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black Scholes pricing model and the with the following assumptions: a risk free interest rate of 5.0 percent, no estimated dividend yield, an expected volatility of 30 percent and an expected holding period of five years.

If the Company had elected to recognize compensation cost for the plan based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts indicated below:


	   			2003		2002		2001
Net income
As reported			$  95 	$ (110)	$ 61
Pro forma			   88         (154)       59
Earnings per share
As reported			$ .02  	$(.03)	$ .01
Pro forma			$ .02 	$(.04)	$ .01


                                    F-12
  ------------------------------------------------------------------------


13.  PROFIT SHARING PLAN
The 401 (k) Profit Sharing Plan covers substantially all full time employees. The contributions, if any, to the plan will be determined each year by the Board of Directors based on profits. The Company did not make any profit sharing contributions for the years ended December 31, 2003, 2002 and 2001.


14.  EXPORT SALES
Export sales from the Companys operations were as follow (in thousands):

	         			Year ended December 31,
	  				  2003	2002		2001
Central and South America	$ 1,597	$  247	$  432
Canada			         175	   548	    81
Asia					   850       1,955         377
Australia/New Zealand		    35 	    35	    33
Europe and other			   415	   162	   298
					_______	______	______
					$3,072	$2,947	$1,221
					=======	======	======


15.  SEGMENT INFORMATION

The Company currently reports its results in four divisions, Hydromet Products, Integrated Systems,
Hydrological Services and Airport Weather Systems.
Hydromet Products division is responsible for the manufacture and sale of the Companys products including dataloggers, satellite transmitters and sensors. The Integrated Systems division is responsible for systems design, integration and installation of turnkey hydrometeorological systems.
The Companys Hydrological Services division provides data interpretation and analysis services including modeling, flood forecasting and hydrologic studies.
The Airport Weather Systems division provides systems design, integration and installation of airport meteorological monitoring systems. The results of these segments are shown below (in thousands):


					Years Ended December 31,
					2003		2002		2001
Revenue
Hydromet Products			$ 6,592	 $ 6,898	 7,804
Integrated Systems		  3,361 	  3,195 	  2,447
Hydrological Services		    992	   110	     -
Airport Weather Systems		     71	     -	     -
					______	______	______
      Totals			$11,016	$10,203	$10,251

Cost of Goods Sold
Hydromet Products			$4,414	$4,500	$4,592
Integrated Systems		 2,360	 2,144	 1,843
Hydrological Services		   804	   110	   -
Airport Weather Systems		    81	     -	     -
					______	______	______
 Totals				$7,659	$6,754	$6,435

Gross Margin
Hydromet Products			$2,178	$2,398	$3,212
Integrated Systems		 1,001 	  1,051 	   604
Hydrological Services		   188	     -	     -
Airport Weather Systems		   (10)	     -	     -
					______	______	______
    Totals				$3,357	$3,449	$3,816
					======	======	======



                                    F-13
  ------------------------------------------------------------------------

16.	Summary of Quarterly Results (unaudited)

Summarized quarterly supplemental financial information for 2003 and 2002 is as follows:


		                         				Quarter Ended
(In thousands, except per share data) March 31,	  June 30,	  September 30,   December 31,

2003
Revenues						$2,259	$2,819	$2,230	$3,708
Gross profit					   493	   992	   576	 1,296
Operating income (loss)				  (475)	   183	  (181)	   546
Net income						  (283)	   129	  (104)	   353
Basic earnings per share			 $(.07)	 $ .03	 $(.02)	  $.08
Diluted earnings per share			 $(.07)	 $ .03	 $(.02)	  $.08


2002
Revenues						$1,303	$2,284	$2,532	$4,084
Gross profit					   452	   804	   733	 1,460
Operating income (loss)				  (437)	   (67)	  (187)	   434
Net income						  (267)	   (33)	  (113)	   303
Basic earnings per share			 $(.06)	 $(.01)	 $(.03)	  $.07
Diluted earnings per share			 $(.06)	 $(.01)	 $(.03)	  $.07



                                    F-13
  ------------------------------------------------------------------------