Form 10QSB
period 2004-03-31
SUTRON CORP
filed 2004-05-17
CIK 728331

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

					FORM 10-QSB

	Quarterly Report Pursuant to Section 13 or 15(d) of the
			Securities Exchange Act of 1934


For the quarterly period ended:	                  March 31, 2004


			Commission file number   0-12227


                        Sutron Corporation
(Exact name of registrant as specified in its charter.)


        	Virginia				54-1006352
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
   incorporation organization)


   21300 Ridgetop Circle, Sterling Virginia     20166
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

   Common Stock, $.01 Par Value - 4,289,551 shares of as of March 31, 2004.


----------------------------------------------------------------------
 					SUTRON CORPORATION
                         FORM 10-QSB QUARTERLY REPORT
                      FOR THE QUARTER ENDED MARCH 31, 2004
                             TABLE OF CONTENTS



Part I
Financial Statement Item............................2
Financial Statements................................2
Balance Sheet.......................................2
Income Statement....................................3
Cashflow Statement..................................4
Financial Footnotes.................................5
Management Discussion...............................6
Controls and Procedures.............................8
Part II
Legal Proceedings...................................9
Submission to a Vote................................9
Reports on Form 8-K.................................9
Signatures..........................................9






-------------------------------------------------------------------

PART I. CONDENSED FINANCIAL INFORMATION

Item 1. Financial Statements



                        SUTRON CORPORATION
                          BALANCE SHEETS
                           (Unaudited)
                                    		 March 31,      December 31,
                                         	 	   2004	        2003
                                       		___________     ___________
Assets
Current Assets:
 Cash                                 		 $  185,912	     $  388,612
 Accounts receivables       			        3,461,243		3,062,205
 Inventory	                            		  2,487,367		2,438,275
 Prepaid items and other	                      167,168		  122,150
 Deferred income taxes					    211,658		  120,000
                                       		___________     ___________
Total Current Asset	                    	 $6,513,348	     $6,131,242

 Property, Plant, and Equipment Cost		  2,811,526		2,723,107
 Accumulated depreciation				 (2,179,527)     (2,125,624)
                                       		___________     ___________
Net Property, Plant and Equipment			    631,999		  597,483

Income taxes receivable					          0		  129,000
Other								     23,686		   22,986
                                       		___________		__________
TOTAL ASSETS                        		 $7,169,033      $6,880,711



                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable	                    		    $  821,852   $1,043,805
 Accrued payroll						    	 110,534	   50,142
 Accrued expenses                        		     1,155,022	  850,726
 Accrued income taxes						 152,327	        -
 Current maturities of long-term notes:
   Line of credit			 		                   -	  399,454
   Notes payable-stockholders					 330,000	  330,000
   Notes payable							 105,121	   49,936
								    __________ 	__________
Total Current Liabilities                		    $2,674,856    $2,724,063

Long-term liabilities:
  Long-term notes payable                       	  72,379	   100,129
  Deferred income taxes						 111,000	   111,000
								    __________	__________
	Total liabilities					     2,858,235     2,935,192

Stockholders' Equity:
 Common stock, $.01 par value,				  42,896        42,896
 Additional paid in capital	             	     2,306,655     2,306,655
 Retained Earnings                  	 	     1,961,247     1,595,968
								     ___________	__________
Total Stockholders' Equity                	     4,310,798	 3,945,519

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    		    $7,169,033    $6,880,711

See Accompanying Notes to Financial Statements

					2
------------------------------------------------------------------------

                          SUTRON CORPORTION
                       STATEMENTS OF OPERATIONS
                            (Unaudited)
                                  			       Three Months Ended
                                             			March 31,
                                          		    2004	     2003
                                        			___________	___________
Revenues                              		 	 $3,727,228  $2,259,801

Cost of Goods Sold			      		  2,362,101   1,766,869
                                    			___________	 __________
Gross Profit                              		  1,365,127     492,932

Research and Development Expenses	     			    247,895	    316,937

Selling, General, and
 Administrative Expenses                  	          546,743	    650,895
                                       			___________	  ___________
Income (Loss) from Operations		      		    570,489	   (474,900)

Interest Expense                            		     15,210		4,288

Income (Loss) before Provision  				____________  ___________
 for Income Taxes			        			    555,279	   (479,188)

Provisions for Income Taxes		       		    190,000    (196,000)
                                 				____________  ___________
Net Income                           			  $ 365,279   $(283,189)

Net Income per Common Share        	              		$ .09       $(.07)


Weighted Average Number
 of Common Shares                       	 	         4,289,551   4,293,068

See Accompanying Notes to Financial Statements

						3
-------------------------------------------------------------------------

                           SUTRON CORPORTION
                        STATEMENTS OF CASH FLOWS
                              (Unaudited)
                                        			Three Months Ended
                                                		March 31,
                                             		   2004    	   2003
                                           		___________  __________
Cash Flows from Operating Activities:
  Net income (loss)                       		$  365,279    $(283,188)

  Depreciation and amortization                	          53,903	     53,700
(Increase) Decrease in:
    Accounts receivables                      	        (399,038)    (106,181)
    Inventory                            			   (49,092)    (409,170)
    Prepaid items and other            		         (45,018)     (67,667)
    Deferred income taxes					   (91,658)	   (197,675)
    Income tax receivable					   129,000		    -
    Other assets								(700)		    -
Increase (Decrease) in:
    Accounts payable                          	        (221,953)	    327,508
    Accrued expenses			          		   364,688      455,684
    Accrued income taxes				         152,327            -
									__________	    _______
Net Cash Provided by Operating Activities  	         257,738	   (226,989)

Cash Flows from Investing Activities:
Capital expenditures                         	         (88,419)     (62,871)
									__________	    _______
Net Cash Used in Investing Activities	     		   (88,419)     (62,871)

Cash Flows from Financing Activities:
Payments on line of credit					   (399,454)          -
Payments on Term notes payable              	           27,435     (23,301)
									____________   _________
Net Cash (Used) by Financing Activities	       	   (372,019)    (23,301)
									____________   _________
Net Increase (Decrease) in Cash                  	   (202,700)   (313,161)
Cash and Cash Equivalents, January 1	        	    388,612	    401,740
                                             		___________	   _________
Cash and Cash Equivalents, March 31				$   185,912   $  88,579

See Accompanying Notes to Financial Statements


						4
---------------------------------------------------------------------------

				 SUTRON CORPORATION

                      NOTES TO FINANCIAL STATEMENTS

March 31, 2004


1.  Basis of Presentation

The accompanying financial statements, which should be read in conjunction with the financial statements of Sutron Corporation ("the Company") included in the 2003 Annual Report filed on Form 10-KSB, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim period. The Company believes that all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation for such periods have been included.

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

Computation of Per Share Earnings

					       	Three Months Ended
                                          	March 31,
                                             2004	   2003
                                        	__________	_________
Basic EPS
Average shares outstanding		      4,289,551	4,289,551
Net Income				         	$ 365,279	 $(283,188)
Net Income per common share		           $.09	     $(.07)

Dilutive EPS
Average shares outstanding		       4,289,551	 4,289,551
Effect of dilutive securities		         391,760	    59,403
Total average shares outstanding		 4,681,311	 4,348,954
Net earnings				       $ 365,279	 $(283,188)
Net income per diluted share		            $.08	     $(.07)



3.	Cash and Cash Equivalents

The Company has entered into certain international contracts that require provision of letters of guarantee to the customer until acceptance of the system by the customer. Standby irrevocable letters of credit were issued by the Companys previous bank that do not expire until March 2005. As of March 31, 2004, $277,454 of the cash and cash equivalents balance is restricted and is held as security by M&T Bank for these standby letters of credit.

					5
-----------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

Statements made in this Report on Form 10-QSB, including without limitation this Management's Discussion and Analysis of Financial Condition and Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may sometimes be identified by such words as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. We believe that it is important to communicate our future expectations to investors. However, these forward-looking statements involve many risks and uncertainties. Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors. We are under no duty to update any of the forward-looking statements after the date of this Report on Form 10-QSB to conform these statements to actual results.

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

The Company is focused on providing real-time solutions and services to our customers in three areas of the hydrological and meteorological markets. First, we provide real time data collection and control products consisting primarily of dataloggers, satellite transmitters and sensors. Second, we provide turnkey integrated systems for hydrological and meteorological networks and airport weather systems.
Third, we provide services consisting of installation, maintenance of hydrological and meteorological systems, and other related engineering services. The Companys customers include a diversified base of federal, state, local and foreign governments, engineering companies, universities, and hydropower companies.

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

Our revenue and operating results are subject to substantial variations based on our customers' expenditures and the frequency with which we are chosen to perform services for our customers. Revenue from any given customer will vary from period to period. Our gross margins are affected by the product mix and can vary substantially based on quantities and contract requirements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto and the other financial information included elsewhere in this Report on Form 10-QSB.


					6
--------------------------------------------------------------------

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:


					2004		2003
					----		----
Revenues				100.0%	100.0%
Cost of sales			 63.4		78.2
  Gross profit		 	 36.6		21.8
Selling, general and
administrative expenses	 	 14.7		28.8
Research and
Development expenses	  	  6.7		14.0
  Operating income	 	 15.2	     (21.0)
Interest expense		  	   .3		  .2
  Income before income taxes	 14.9	     (21.2)
Income taxes (benefit)	  	  5.1		(8.7)
Net income			  	  9.8%     (12.5)%


Net Revenues. The Company's revenues for the three months ended March 31, 2004 increased 65% to $3,727,228 from $2,259,801 in 2003. Domestic sales increased to $2,053,056 in the first quarter of 2004 versus $1,014,365 in 2003. International sales were $1,674,172 in 2004 versus $1,245,436 in 2003. The domestic sales increase was primarily due to increased sales of the 8210 datalogger/transmitter and increased sales of services by the Hydrological Services Division on contracts with the South Florida Water Management District. The international sales increase was primarily due to the shipment of 9210 XLite dataloggers to a Canadian consortium for the Emergency Flood Recovery Project in Poland.

Bookings for the first quarter of 2004 were $4,147,838 as compared to $2,094,736 in the first quarter of 2003. As a result to the Company's strong first quarter bookings, the Company's backlog of orders at March 31, 2004 was $4,771,481 as compared to $2,338,018 as of March 31, 2003.
The Company anticipates that 80% of its backlog as of March
31, 2004 will be shipped in 2004.

Gross Profit. Gross profit for 2004 increased to $1,365,127 from $492,932 in 2003. Gross margin as a percentage of revenues for 2004 increased to 36.6% as compared to 21.8% in 2003. The increase in the Company's gross margin is due to increased sales volume and to the product mix. Sales of 8210 datalogger/ transmitters and 9210 XLites significantly improved margins. Gross margins in 2003 were lowere due to two projects in India and one in Mexico that were all bid at reduced margins in order to capture the business.

Selling, General And Administrative. Selling, general and administrative expenses decreased to $546,743 in 2004 from $650,895 in 2003, a decrease of $104,152 or 16%. The primary cause of the decrease was a reduction in international agent commissions.

Research And Development. Research and development expenses decreased to $247,895 in 2004 from $316,937 in 2003, a decrease of $69,042 or 22%. This decrease is due to work performed on the Hanscom Air Force Base FMQ-13(V)2 Wind Sensor Replacement contract that required significant engineering effort which is direct billable work versus indirect engineering work.

Interest Expenses. Interest expenses increased to $15,210 in 2004 from $4,288 in 2003 due to borrowings from shareholders to supplement the bank line of credit in order to finance inventory growth and project requirements.


					7
-----------------------------------------------------------------------

Liquidity and Capital Resources

Cash and cash equivalents decreased to $185,912 at March 31, 2004, compared to $388,612 at December 31, 2003.

The ratio of current assets to current liabilities was 2.44:1 as of March 31, 2004, compared to 2.25 as of December 31, 2003. Working capital increased to $3,838,492 at the end of the first quarter of fiscal 2004 compared to $3,407,179 at the end of fiscal 2003.

The Company has a revolving credit facility of $500,000 with BB&T Bank that expires on June 30, 2004. Borrowings on the line of credit are based on a percentage of billed receivables. In addition to the revolving credit facility, the Company borrowed $330,000 from three shareholders in 2003 in order to finance inventory growth and project requirements. In April 2004, the Company paid one of these notes in full in the amount of $200,000. The remaining notes are due and payable on demand to Raul S. McQuivey, President, and Thomas N. Keefer, Vice President. The Company has begun negotiations with BB&T Bank to extend the line of credit for one year.

Management believes that its existing cash resources, cash flow from operations and short-term borrowings on the existing line of credit and anticipated future line of credit will provide adequate financial resources for supporting operations during the remainder of fiscal 2004.

Item 3. Controls and Procedures

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


					8
-------------------------------------------------------------------

PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

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

The Advance Tax Court of India will hear the case in May 2004. In the event that the Advance Tax Court rules in the Company's favor, GoAP must immediately remit all amounts due including interest. The Company will not immediately receive the entire amount of $770,000 due to the system having not completed final acceptance which is anticipated by mid-2004. The balance that the Company would receive immediatly would be approximately $23,000. In the event that the Company does not receive a favorable ruling from the Advance Court, the income tax withheld by GoAP would be used as an income tax credit on the Company's 2004 income tax return.


Item 4. Submission of Matters to a Vote of Security Holders.

None.

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


                                        Sutron Corporation
                                		(Registrant)



May 17, 2004                             /s/Raul S. McQuivey
Date        	                       Raul S. McQuviey
                                         Principal Executive Officer

May 17, 2004                             /s/Sidney C. Hooper
Date                                     Sidney C. Hooper
                                         Principal Accounting Officer


						9
------------------------------------------------------------------------