Form 10QSB
period 2004-06-30
SUTRON CORP
filed 2004-08-09
CIK 728331

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

					FORM 10-QSB

	Quarterly Report Pursuant to Section 13 or 15(d) of the
			Securities Exchange Act of 1934


For the quarterly period ended:	                  June 30, 2004


			Commission file number   0-12227


                        Sutron Corporation
(Exact name of registrant as specified in its charter.)


        	Virginia				54-1006352
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
   incorporation organization)


   21300 Ridgetop Circle, Sterling Virginia     20166
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

   Common Stock, $.01 Par Value - 4,289,551 shares of as of June 30, 2004.


----------------------------------------------------------------------
 					SUTRON CORPORATION
                         FORM 10-QSB QUARTERLY REPORT
                      FOR THE QUARTER ENDED JUNE 30, 2004
                             TABLE OF CONTENTS



Part I
Financial Statement Item............................2
Financial Statements................................2
Balance Sheet.......................................2
Income Statement....................................3
Income Statement....................................4
Cashflow Statement..................................5
Financial Footnotes.................................6
Management Discussion...............................7
Controls and Procedures.............................9
Part II
Legal Proceedings...................................11
Submission to a Vote................................11
Reports on Form 8-K.................................12
Signatures..........................................12






-------------------------------------------------------------------

PART I. CONDENSED FINANCIAL INFORMATION

Item 1. Financial Statements


                        SUTRON CORPORATION
                          BALANCE SHEETS
                           (Unaudited)
                                    	 June 30,      December 31,
                                         	   2004	        2003
                                       	___________     ___________
Assets
Current Assets:
 Cash        	                  	 $  270,809	     $  388,612
 Accounts receivables       			  4,308,209		3,062,205
 Inventory	                            	  2,297,919		2,438,275
 Prepaid items and other	                 85,040		  122,150
 Deferred income taxes				    180,658		  120,000
                                       	___________     ___________
Total Current Asset	                   $7,142,635	     $6,131,242

 Property, Plant, and Equipment Cost	  2,860,156		2,723,107
 Accumulated depreciation			 (2,233,624)     (2,125,624)
                                       	___________     ___________
Net Property, Plant and Equipment		    626,532		  597,483

Income taxes receivable				          0		  129,000
Other							     23,986		   22,986
                                       	___________		__________
TOTAL ASSETS                        	 $7,793,153      $6,880,711


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable	                         $  663,323       $1,043,805
 Accrued payroll				     	    255,896	          50,142
 Accrued expenses                             912,457	         850,726
 Accrued income taxes				    430,712	              -
 Current maturities of long-term notes:
   Line of credit			 		    279,153	         399,454
   Notes payable-stockholders			    130,000	         330,000
   Notes payable					    105,121	          49,936
							  __________ 	__________
Total Current Liabilities                	  $2,776,662      $2,724,063

Long-term liabilities:
  Long-term notes payable                       57,696	   100,129
  Deferred income taxes				     111,000	   111,000
							   __________	__________
	Total liabilities			         2,945,358       2,935,192

Stockholders' Equity:
 Common stock, $.01 par value,		      42,896          42,896
 Additional paid in capital	               2,306,655       2,306,655
 Retained Earnings                  	   2,498,244	 1,595,968
							  ___________	__________
Total Stockholders' Equity                   4,847,795	 3,945,519

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                        $7,793,153      $6,880,711

See Accompanying Notes to Financial Statements

					2
------------------------------------------------------------------------

                          SUTRON CORPORTION
                       STATEMENTS OF OPERATIONS
                            (Unaudited)
                                  			  Three Months Ended
                                             		June 30,
                                          	    2004	     2003
                                        		___________	___________
Revenues                              		 $4,073,841  $2,818,796

Cost of Goods Sold			      	  2,392,705   1,826,539
                                    		___________	 __________
Gross Profit                              	  1,681,136     992,257

Research and Development Expenses	     		    252,003	    267,077

Selling, General, and
 Administrative Expenses                  	    574,167	    542,255
                                       		___________	  ___________
Income (Loss) from Operations		      	    854,966	    182,925

Interest Expense                            	      8,968		4,233

Income (Loss) before Provision  			____________  ___________
 for Income Taxes			        		    845,998	    178,692

Provisions for Income Taxes		       	    309,000     (50,000)
                                 			____________  ___________
Net Income                           		  $ 536,998   $ 128,692

Net Income per Common Share        	            	$ .13       $ .03


Weighted Average Number
 of Common Shares                       	 	   4,289,551   4,289,551

See Accompanying Notes to Financial Statements

						3
-------------------------------------------------------------------------
                          SUTRON CORPORTION
                       STATEMENTS OF OPERATIONS
                            (Unaudited)
                                  			   Six Months Ended
                                             		June 30,
                                          	    2004	     2003
                                        		___________	___________
Revenues                              		 $7,801,069  $5,078,597

Cost of Goods Sold			      	  4,754,806   3,593,408
                                    		___________	 __________
Gross Profit                              	  3,046,263   1,485,190

Research and Development Expenses	     		    499,898	    584,014

Selling, General, and
 Administrative Expenses				  1,120,910   1,193,150
                                       		___________	  ___________
Income (Loss) from Operations		      	  1,425,455	   (291,974)

Interest Expense                            	     24,179		8,522

Income (Loss) before Provision  			____________  ___________
 for Income Taxes			        		  1,401,276    (300,496)

Provisions for Income Taxes		       	    499,000	   (146,000)
                                 			____________  ___________
Net Income                           		  $ 902,276   $(154,496)

Net Income per Common Share        	            	$ .21       $(.04)


Weighted Average Number
 of Common Shares                       	 	   4,289,551   4,289,551

See Accompanying Notes to Financial Statements

						4
-------------------------------------------------------------------------


                           SUTRON CORPORTION
                        STATEMENTS OF CASH FLOWS
                              (Unaudited)
                                        		   Six Months Ended
                                                	 June 30,
                                             	   2004    	   2003
                                           	___________  __________
Cash Flows from Operating Activities:
  Net income (loss)                       	  $ 902,276   $(154,496)

  Depreciation and amortization                	    108,000	    107,400
(Increase) Decrease in:
    Accounts receivables                      	 (1,246,004)   (468,177)
    Inventory                            		    140,356    (381,209)
    Prepaid items and other            		     37,110      24,443
    Deferred income taxes				    (60,658)   (124,199)
    Income tax receivable				    129,000		    -
    Other assets						     (1,000)	    -
Increase (Decrease) in:
    Accounts payable                          	   (380,482)    410,034
    Accrued expenses			          	    267,485     430,197
    Accrued income taxes				    430,712           -
							       __________	    _______
Net Cash Provided by Operating Activities  	    326,795	   (156,007)

Cash Flows from Investing Activities:
Capital expenditures                         	   (137,049)    (79,151)
								 __________	    _______
Net Cash Used in Investing Activities	     	   (137,049)    (79,151)

Cash Flows from Financing Activities:
Payments on line of credit				   (120,301)          -
Payments on term notes payable              	          -     (46,602)
Payments on shareholder notes payable		   (200,000)          -
Proceeds from term notes payable			     12,752           -
								____________   _________
Net Cash (Used) by Financing Activities	         (307,549)    (46,602)
								____________   _________
Net Increase (Decrease) in Cash                    (117,803)   (281,760)
Cash and Cash Equivalents, January 1	          388,612	    401,740
                                             	___________	   _________
Cash and Cash Equivalents, June 30			  $ 270,809   $ 119,980

See Accompanying Notes to Financial Statements


						5
---------------------------------------------------------------------------

				 SUTRON CORPORATION

                      NOTES TO FINANCIAL STATEMENTS

June 30, 2004


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

Computation of Per Share Earnings

					       	Three Months Ended
                                          	June 30,
                                             2004	   2003
                                        	__________	_________
Basic EPS
Average shares outstanding		      4,289,551	4,289,551
Net Income				         	$ 536,998	 $128,692
Net Income per common share		           $.13	    $ .03

Dilutive EPS
Average shares outstanding		       4,289,551	 4,289,551
Effect of dilutive securities		         535,783	    59,403
Total average shares outstanding		 4,825,334	 4,348,954
Net earnings				       $ 536,998	 $(283,188)
Net income per diluted share		            $.11	     $(.07)


					       	  Six Months Ended
                                          	June 30,
                                             2004	   2003
                                        	__________	_________
Basic EPS
Average shares outstanding		      4,289,551	4,289,551
Net Income				         	$ 902,276	$(154,496)
Net Income per common share		           $.21	    $(.04)

Dilutive EPS
Average shares outstanding		       4,289,551	 4,289,551
Effect of dilutive securities		         535,783	    98,769
Total average shares outstanding		 4,825,334	 4,383,320
Net earnings				       $ 902,276	 $(154,496)
Net income per diluted share		            $.19	     $(.04)

3.	Cash and Cash Equivalents

The Company has entered into certain international contracts that require provision of letters of guarantee to the customer until acceptance of the system by the customer. Standby irrevocable letters of credit were issued by the Companys previous bank that do not expire until March 2005. As of June 30, 2004, $277,454 of the cash and cash equivalents balance is restricted and is held as security by M&T Bank for these standby letters of credit.

					6
-----------------------------------------------------------------

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

The Company is focused on providing real-time solutions and services to our customers in three areas of the hydrological and meteorological markets. First, we provide real-time data collection and control products consisting primarily of dataloggers, satellite transmitters and sensors. Second, we provide turnkey integrated systems for hydrological and meteorological networks and airport weather systems.
Third, we provide services consisting of installation, maintenance of hydrological and meteorological systems, and other related engineering services. The Companys customers include a diversified base of federal, state, local and foreign governments, engineering companies, universities, and hydropower companies.

The Company utilizes the accrual method of accounting for both financial statement and tax return reporting purposes.
The Company recognizes revenue from product sales upon shipment. Selling, general, and administrative expenses are charged against periodic income as incurred. Revenue from fixed-price contracts is recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs. Revenue from time-and-materials contracts is recognized to the extent of billable rates, times hours delivered, plus materials costs incurred. Contract costs include allocated indirect costs and anticipated losses on contracts are recognized as soon as they become known.

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


					7
--------------------------------------------------------------------

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

Three months ended June 30, 2004 Compared to 2003

					2004		2003
					----		----
Revenues				100.0%     100.0%
Cost of sales			 58.7		64.8
  Gross profit		 	 41.3		35.2
Selling, general and
administrative expenses	 	 14.1		19.3
Research and
Development expenses	  	  6.2		 9.5
  Operating income	 	 21.0	       6.5
Interest expense		  	   .2		  .2
  Income before income taxes	 20.8	       6.3
Income taxes (benefit)	  	  7.6		 1.8
Net income			  	 13.2%       4.5%


Net Revenues. The Company's revenues for the three months ended June 30, 2004 increased 45% to $4,073,841 from $2,818,796 in 2003. Domestic sales decreased to $2,242,380 in the second quarter of 2004 versus $2,252,954 in 2003. International sales were $1,831,461 in 2004 versus $565,842 in 2003. Domestic sales of standard products and systems declined but were offset by increased revenues from hydrological services and engineering services totalling approximately $443,000. The international sales increase was primarily due to the shipment of XLite dataloggers and bubblers, a water level sensor, to a Canadian consortium for the Emergency Flood Recovery Project in Poland.

Bookings for the second quarter of 2004 were $4,763,775 as compared to $3,072,970 in the second quarter of 2003.

Gross Profit. Gross profit for 2004 increased to $1,681,136 from $992,257 in 2003. Gross margin as a percentage of revenues for 2004 increased to 41% as compared to 35% in 2003. The increase in the Company's gross margin is due to increased sales volume and to the product mix. Sales of 9210 XLites for the Emergency Flood Recovery Project in Poland significantly improved margins as well as FMQ-13(v)2 Wind Sensor Systems that shipped to Hanscom Air Force Base.

Selling, General And Administrative. Selling, general and administrative expenses increased to $574,167 in 2004 from $542,255 in 2003, an increase of $31,912 or 6%. The primary cause of the increase was sales and marketing expenses related to Sutron's new Airport Weather Systems division.

Research And Development. Research and development expenses decreased to $252,003 in 2004 from $267,077 in 2003, a decrease of $15,074 or 6%. This decrease is due to work performed on the Hanscom Air Force Base FMQ-13(V)2 Wind Sensor Replacement contract that required significant engineering effort which is direct billable work versus indirect engineering work.

Interest Expenses. Interest expenses increased to $8,968 in 2004 from $4,233 in 2003 due to borrowings from shareholders to supplement the bank line of credit in order to finance inventory growth and project requirements.


					8
-----------------------------------------------------------------------
The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

Six months ended June 30, 2004 Compared to 2003

					2004		2003
					----		----
Revenues				100.0%	100.0%
Cost of sales			 61.0		70.8
  Gross profit		 	 39.0		29.2
Selling, general and
administrative expenses	 	 14.4		23.4
Research and
Development expenses	  	  6.4		11.5
  Operating income	 	 18.3	      (5.7)
Interest expense		  	   .3		  .2
  Income before income taxes	 18.0	      (5.9)
Income taxes (benefit)	  	  6.4		(2.9)
Net income			  	 11.6%      (3.0)%


Net Revenues. The Company's revenues for the six months ended June 30, 2004 increased 54% to $7,801,069 from $5,078,597 in 2003. Domestic sales increased to $4,255,476 in the first six months of 2004 versus $3,267,320 in 2003. International sales were $3,545,593 in 2004 versus $1,811,277 in 2003. The domestic sales increase was primarily due to approximately $489,000 of sales of FMQ-13(v)2 Wind Sensor systems to Hanscom Air Force
Base and increased services revenues of approximately $650,00 by the Hydrological Services Division on contracts with the South Florida Water Management District. These increases offset a decrease in domestic standard products and systems which were down by approximately $151,000. The international sales increase was primarily due to the shipment of XLite dataloggers to a Canadian consortium for the Emergency
Flood Recovery Project in Poland.

Bookings for the first six months of 2004 were $8,911,613 as compared to $5,212,193 in 2003. As a result to the Company's strong bookings, the Company's backlog of orders at June 30, 2004 was $5,503,328 as compared to $2,933,052 as of June 30,
2003. The Company anticipates that 75% of its backlog as of June 30, 2004 will be shipped in 2004.

Gross Profit. Gross profit for 2004 increased to $3,046,263 from $1,485,190 in 2003. Gross margin as a percentage of revenues for 2004 increased to 39% as compared to 29% in 2003. The increase in the Company's gross margin is due to increased sales volume and to the product mix. Sales of 9210 XLites for the Emergency Flood Recovery Project in Poland significantly improved margins as well as FMQ-13(v)2 Wind Sensor Systems that shipped to Hanscom Air Force Base.

Selling, General And Administrative. Selling, general and administrative expenses decreased to $1,120,910 in 2004 from $1,193,150 in 2003, a decrease of $72,240 or 6%. The primary cause of the decrease was a reduction in international agent commissions.

Research And Development. Research and development expenses decreased to $499,898 in 2004 from $584,014 in 2003, a decrease of $84,116 or 14%. This decrease is due to work performed on the Hanscom Air Force Base FMQ-13(V)2 Wind Sensor Replacement contract that required significant engineering effort which is direct billable work versus indirect engineering work.

Interest Expenses. Interest expenses increased to $24,179 in 2004 from $8,522 in 2003 due to borrowings from shareholders to supplement the bank line of credit in order to finance inventory growth and project requirements.


					9
-----------------------------------------------------------------------

Liquidity and Capital Resources

Cash and cash equivalents decreased to $270,809 at June 30, 2004, compared to $388,612 at December 31, 2003.

The ratio of current assets to current liabilities was 2.57:1 as of June 30, 2004, compared to 2.25 as of December 31, 2003. Working capital at June 30, 2004 increased to $4,366,278 compared to $3,407,179 at the end of fiscal 2003. Free cash flow, which is the net of cash provided or used by operations and capital expenditures, improved to $189,746 in 2004 compared with a loss of $235,158 in 2003.

The Company has a revolving credit facility of $1,625,000 with BB&T Bank that expires on August 5, 2005. Borrowings on the line of credit are based on a percentage of billed receivables and finished goods inventory. In addition to the revolving credit facility, the Company borrowed $330,000 from three shareholders in 2003 in order to finance inventory growth and project requirements. In April 2004, the Company paid one of these notes in full in the amount of $200,000. The remaining notes are due and payable on demand to Raul S. McQuivey, President, and Thomas N. Keefer, Vice President.

Management believes that its existing cash resources, cash flow from operations and short-term borrowings on the existing line of credit will provide adequate financial resources for supporting operations during the remainder of fiscal 2004.

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


					10
-------------------------------------------------------------------

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

The Advance Tax Court of India heard the case in June 2004 and ruled that Sutron Corporation has a Permanent Establishment in India by virtue of its Country Manager who maintains an office in New Delhi. The Country Manager has the authority to sign contracts and perform other duties on behalf of the Company that fulfills the requirements of Indian tax law and as defined in Double Taxation Avoidance Agreement with the United States of America.

As a result of this ruling, Sutron Corporation has entered into an agreement with Ernst & Young, New Delhi, India to file prior year tax returns. Taxes that will be paid for business activities in India are not known at this time but are anticipated to be significantly less than $770,000. All taxes paid in India will be applied as income tax credits on the Company's 2004 U.S. tax return in accordance with the Double Taxation Avoidance Agreement with the United States of America and will therefore offset federal taxes in 2004.

Item 4. Submission of Matters to a Vote of Security Holders.

	On May 12, 2004, an Annual Meeting of Shareholders of Sutron Corporation was held. Directors elected at the meeting were Raul S. McQuivey, Thomas N. Keefer,
Daniel W. Farrell, Sidney C. Hooper and Robert F. Robrts, Jr.

					11
-------------------------------------------------------------------


  Thompson, Greenspon & Co., P.C. were appointed as independent accountants for 2004. The election of directors and the appointment of the independent accountants were the only matters voted upon at the meeting. The number of shares eligible to vote at the meeting were 4,289,551. The results of the voting on these three matters are shown below.


1.	Election of Directors

	Name				Votes For	Votes Withheld
	Raul S. McQuivey		2,657,962	300
	Thomas N. Keefer		2,657,962	300
	Daniel W. Farrell		2,657,962	300
	Sidney C. Hooper		2,657,962	300
	Robert F. Roberts,Jr. 	2,657,962	300


2.  Appointment of Thompson, Greenspon & Co., P.C.
as Independent Accountants.

For		Against	Abstain
2,657,582	 580		   100

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


                                        Sutron Corporation
                                		(Registrant)





August 6, 2004                           /s/Raul S. McQuivey
Date        	                       Raul S. McQuviey
                                         Principal Executive Officer






August 6, 2004                           /s/Sidney C. Hooper
Date                                     Sidney C. Hooper
                                         Principal Accounting Officer


						12
------------------------------------------------------------------------