Form 10QSB
period 2004-09-30
SUTRON CORP
filed 2004-11-12
CIK 728331

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

					FORM 10-QSB

	Quarterly Report Pursuant to Section 13 or 15(d) of the
			Securities Exchange Act of 1934


For the quarterly period ended:	              September 30, 2004


			Commission file number   0-12227


                        Sutron Corporation
(Exact name of registrant as specified in its charter.)


        	Virginia				54-1006352
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
   incorporation organization)


   21300 Ridgetop Circle, Sterling Virginia     20166
  (Address of principal executive offices)    (Zip  Code)


				   (703) 406-2800
	   (Registrant's telephone number, including area code)


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes   [  ]   	No  	[ X ]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

   Common Stock, $.01 Par Value - 4,289,551 shares of as of September 30, 2004.


----------------------------------------------------------------------
 					SUTRON CORPORATION
                         FORM 10-QSB QUARTERLY REPORT
                      FOR THE QUARTER ENDED SEPTEMBER 30, 2004
                             TABLE OF CONTENTS



Part I
Financial Statement Item............................2
Financial Statements................................2
Balance Sheet.......................................2
Income Statement....................................3
Income Statement....................................4
Cashflow Statement..................................5
Financial Footnotes.................................6
Management Discussion...............................7
Controls and Procedures.............................10
Part II
Legal Proceedings...................................11
Reports on Form 8-K.................................11
Signatures..........................................12






-------------------------------------------------------------------

PART I. CONDENSED FINANCIAL INFORMATION

Item 1. Financial Statements

                       SUTRON CORPORATION
                          BALANCE SHEETS
                           (Unaudited)
                                         September 30,    December 31,
                                         	   2004	        2003
                                       	___________     ___________
Assets
Current Assets:
 Cash        	                  	 $1,212,341	     $  388,612
 Accounts receivables       			  3,900,490		3,062,205
 Inventory	                            	  2,279,386		2,438,275
 Prepaid items and other	                 53,650		  122,150
 Deferred income taxes				    211,658		  120,000
                                       	___________     ___________
Total Current Asset	                   $7,657,525	     $6,131,242

 Property, Plant, and Equipment Cost	  2,912,654		2,723,107
 Accumulated depreciation			 (2,287,624)     (2,125,624)
                                       	___________     ___________
Net Property, Plant and Equipment		    625,030		  597,483

Income taxes receivable				          0		  129,000
Other							     23,986		   22,986
                                       	___________		__________
TOTAL ASSETS                        	 $8,306,541      $6,880,711


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable	                         $1,022,495       $1,043,805
 Accrued payroll				     	    236,640	          50,142
 Accrued expenses                           1,099,443	         850,726
 Accrued income taxes				    179,726	              -
 Current maturities of long-term notes:
   Line of credit			 		          -	         399,454
   Notes payable-stockholders			          -	         330,000
   Notes payable					    105,121	          49,936
							  __________ 	__________
Total Current Liabilities                	  $2,643,425      $2,724,063

Long-term liabilities:
  Long-term notes payable                       40,362	   100,129
  Deferred income taxes				     142,000	   111,000
							   __________	__________
	Total liabilities			         2,825,787       2,935,192

Stockholders' Equity:
 Common stock, $.01 par value,		      42,896          42,896
 Additional paid in capital	               2,306,655       2,306,655
 Retained Earnings                  	   3,131,203	 1,595,968
							  ___________	__________
Total Stockholders' Equity                   5,480,754	 3,945,519

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                        $8,306,541      $6,880,711

See Accompanying Notes to Financial Statements

					2
------------------------------------------------------------------------

                          SUTRON CORPORTION
                       STATEMENTS OF OPERATIONS
                            (Unaudited)
                                  			  Three Months Ended
                                             		September 30,
                                          	    2004	     2003
                                        		___________	___________
Revenues                              		 $4,813,906  $2,230,638

Cost of Goods Sold			      	  2,984,614   1,654,141
                                    		___________	 __________
Gross Profit                              	  1,829,292     576,497

Research and Development Expenses	     		    241,871	    276,463

Selling, General, and
 Administrative Expenses                  	    596,308	    480,574
                                       		___________	  ___________
Income (Loss) from Operations		      	    991,113	   (180,540)

Interest Expense                            	      4,154		4,976

Income (Loss) before Provision  			____________  ___________
 for Income Taxes			        		    986,959	   (185,516)

Provisions for Income Taxes		       	    354,000     (82,000)
                                 			____________  ___________
Net Income                           		  $ 632,959   $(103,516)

Net Income per Common Share        	            	$ .15       $(.02)


Weighted Average Number
 of Common Shares                       	 	   4,289,551   4,289,551

See Accompanying Notes to Financial Statements

						3
-------------------------------------------------------------------------
                          SUTRON CORPORTION
                       STATEMENTS OF OPERATIONS
                            (Unaudited)
                                  			   Nine Months Ended
                                             		September 30,
                                          	    2004	     2003
                                        		___________	___________
Revenues                              		 $12,614,975  $7,309,235

Cost of Goods Sold			      	  7,739,421   5,247,548
                                    		___________	 __________
Gross Profit                              	  4,875,554   2,061,687

Research and Development Expenses	     		    741,769	    860,477

Selling, General, and
 Administrative Expenses				  1,717,217   1,673,724
                                       		___________	  ___________
Income (Loss) from Operations		      	  2,416,568	   (472,514)

Interest Expense                            	     28,333	     13,599

Income (Loss) before Provision  			____________  ___________
 for Income Taxes			        		  2,388,235    (486,113)

Provisions for Income Taxes		       	    853,000	   (228,000)
                                 			____________  ___________
Net Income                           		 $1,535,235   $(258,113)

Net Income per Common Share        	            	$ .36       $(.06)


Weighted Average Number
 of Common Shares                       	 	   4,289,551   4,289,551

See Accompanying Notes to Financial Statements

						4
-------------------------------------------------------------------------


                           SUTRON CORPORTION
                        STATEMENTS OF CASH FLOWS
                              (Unaudited)
                                        		   Nine Months Ended
                                                	September 30,
                                             	   2004    	   2003
                                           	___________  __________
Cash Flows from Operating Activities:
  Net income (loss)                       	 $1,535,235   $(258,113)

  Depreciation and amortization                	    162,000	    161,100
(Increase) Decrease in:
    Accounts receivables                      	   (838,285)   (477,567)
    Inventory                            		    158,889	   (352,600)
    Prepaid items and other            		     67,500      56,151
    Deferred income taxes				    (91,658)   (206,173)
    Income tax receivable				    129,000		    -
Increase (Decrease) in:
    Accounts payable                          	    (21,310)    290,210
    Accrued expenses			          	    435,215	    381,904
    Accrued income taxes				    179,726		    -
    Deferred income taxes   				     31,000           -
							       __________	    _______
Net Cash Provided by Operating Activities  	  1,747,312	   (405,090)

Cash Flows from Investing Activities:
Capital expenditures                         	   (189,547)   (111,918)
								 __________	    _______
Net Cash Used in Investing Activities	     	   (189,547)   (111,918)

Cash Flows from Financing Activities:
Proceeds from advances on  line of credit			    -	    424,454
Proceeds from shareholder notes				    -	    330,000
Payments on line of credit				   (399,454)          -
Payments on term notes payable              	     (4,582)    (47,242)
Payments on shareholder notes payable		   (330,000)          -
								____________   _________
Net Cash (Used) by Financing Activities	         (734,036)    707,212
								____________   _________
Net Increase (Decrease) in Cash                     823,729     190,204
Cash and Cash Equivalents, January 1	          388,612	    401,740
                                             	___________	   _________
Cash and Cash Equivalents, September 30		 $1,212,341   $ 591,944

See Accompanying Notes to Financial Statements


						5
---------------------------------------------------------------------------

				 SUTRON CORPORATION

                      NOTES TO FINANCIAL STATEMENTS

September 30, 2004


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

Computation of Per Share Earnings

					       	Three Months Ended
                                               September 30,
                                             2004	   2003
                                        	__________	_________
Basic EPS
Average shares outstanding		      4,289,551	4,289,551
Net Income				         	$ 632,959	$(103,516)
Net Income per common share		           $.15	    $(.02)

Dilutive EPS
Average shares outstanding		       4,289,551	 4,289,551
Effect of dilutive securities		         582,256	   142,750
Total average shares outstanding		 4,871,807	 4,432,301
Net earnings				       $ 632,959	 $(103,516)
Net income per diluted share		            $.13	     $(.02)


					       	  Nine Months Ended
                                               September 30,
                                             2004	   2003
                                        	__________	_________
Basic EPS
Average shares outstanding		      4,289,551	4,289,551
Net Income				           $1,535,235	$(258,113)
Net Income per common share		           $.36	    $(.06)

Dilutive EPS
Average shares outstanding		       4,289,551	 4,289,551
Effect of dilutive securities		         582,256	   286,688
Total average shares outstanding		 4,871,807	 4,576,239
Net earnings				      $1,535,235	 $(258,113)
Net income per diluted share		            $.33	     $(.06)

3.	Cash and Cash Equivalents

The Company has entered into certain international contracts that require provision of letters of guarantee to the customer until acceptance of the system by the customer. Standby irrevocable letters of credit were issued by the Companys previous bank that do not expire until March 2005. As of September 30, 2004, $277,454 of the cash and cash equivalents balance is restricted and is held as security by M&T Bank for these standby letters of credit.

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

The Company is focused on providing real-time solutions and services to our customers in three areas of the hydrological and meteorological markets. First, we provide realtime data collection and control products consisting primarily of dataloggers, satellite transmitters and sensors. Second, we provide turnkey integrated systems for hydrological and meteorological networks and airport weather systems.
Third, we provide services consisting of equipment installation, maintenance of hydrological and meteorological systems, and other related engineering services. The Companys customers include a diversified base of federal, state, local and foreign governments, engineering companies, universities, and hydropower companies.

The Company utilizes the accrual method of accounting for both financial statement and tax return reporting purposes.
The Company recognizes revenue from product sales upon shipment and from services upon completion of services and billing. Selling, general and administrative expenses are charged against periodic income as incurred. Revenue from fixed-price contracts is recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs. Revenue from time-and-materials contracts is recognized to the extent of billable rates, times hours delivered, plus materials costs incurred. Contract costs include allocated indirect costs and anticipated losses on contracts are recognized as soon as they become known.

Our revenue and operating results are subject to substantial variations based on our customers' expenditures and the frequency with which we are chosen to perform services for our customers. Revenue from any given customer will vary from period to period based upon the size and the complexity of the project. Our gross margins are affected by the product mix and can vary substantially based on quantities, project requirements and the amount and type of services provided.

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


					7
--------------------------------------------------------------------

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

Three months ended September 30, 2004 Compared to 2003

					2004		2003
					----		----
Revenues				100.0%     100.0%
Cost of sales			 62.0		74.2
  Gross profit		 	 38.0		25.8
Research and
Development expenses	  	  5.0		12.4
Selling, general and
administrative expenses	 	 12.4		21.5
  Operating income	 	 20.6	      (8.1)
Interest expense		  	   .1		  .2
  Income before income taxes	 20.5	      (8.3)
Income taxes (benefit)	  	  7.4		(3.7)
Net income			  	 13.1%      (4.6)%


Net Revenues. The Company's revenues for the three months ended September 30, 2004 increased 115% to $4,813,906 from $2,230,638 in 2003. Domestic revenues increased to $3,661,670 in the third quarter of 2004 versus $1,784,172 in 2003. International revenues were $1,152,236 in 2004 versus $446,466 in 2003. Revenues from domestic sales of standard products and systems increased significantly in the third quarter due to shipments to Hanscom Air Force Base of FMQ-13(v)2 Wind Sensor Systems. The Hydrological
Services Division also contributed significantly to the increase in domestic revenues as hydrological and engineering services revenues were approximately $446,000 higher than 2003 revenues. The international sales increase was primarily due to the shipment of XLite dataloggers and bubblers and water level sensors to a Canadian consortium for the Emergency Flood Recovery Project in Poland.

Bookings for the third quarter of 2004 were $6,112,134 as compared to $4,593,124 in the third quarter of 2003.

Gross Profit. Gross profit for 2004 increased to $1,829,292 from $576,497 in 2003. Gross margin as a percentage of revenues for 2004 increased to 38% as compared to 25.8% in 2003. The increase in the Company's gross margin is due to increased sales volume and to the product mix. Sales of 9210 XLites for the Emergency Flood Recovery Project in Poland significantly improved margins as well as FMQ-13(v)2 Wind Sensor Systems that shipped to Hanscom Air Force Base.

Selling, General And Administrative. Selling, general and administrative expenses increased to $596,308 in 2004 from $480,574 in 2003, an increase of $115,734 or 24%. The increase is due to increases in international agent commissions, sales and marketing expenses related to Sutron's new Airport Weather Systems division and increased audit and tax fees.

Research And Development. Research and development expenses decreased to $241,871 in 2004 from $276,463 in 2003, a decrease of $34,592 or 13%. This decrease is due to work performed on the Emergency Flood Recovery Project of Poland and work performed on a contract with the Hydrologic Instrumentation Facility of the US Geological Survey to develop a GOES DCP Test Set. These projects required significant engineering effort which was direct billable work versus indirect engineering work.

Interest Expenses. Interest expenses decreased to $4,154 in 2004 from $4,976 in 2003 due to less borrowings on the bank line of credit and the repayment of shareholder notes in the amount of $330,000.


					8
-----------------------------------------------------------------------
The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

Nine months ended September 30, 2004 Compared to 2003

					2004		2003
					----		----
Revenues				100.0%     100.0%
Cost of sales			 61.4		71.8
  Gross profit		 	 38.6		28.2
Research and
Development expenses	  	  5.9		11.8
Selling, general and
administrative expenses	 	 13.6		22.9
  Operating income	 	 19.2	      (6.5)
Interest expense		  	   .2		  .2
  Income before income taxes	 19.0	      (6.7)
Income taxes (benefit)	  	  6.8		(3.1)
Net income			  	 12.2%      (3.6)%


Net Revenues. The Company's revenues for the nine months ended September 30, 2004 increased 72% to $12,614,975 from $7,309,235 in 2003. Domestic revenues increased to $8,196,668 in the first nine months of 2004 versus $5,051,492 in 2003. International revenues were $4,418,308 in 2004 versus $2,257,743 in 2003. The domestic revenues increase was primarily due to approximately $1,189,000 of sales of FMQ-13(v)2 Wind Sensor Systems to Hanscom Air Force
Base and increased services revenues of approximately $1,095,000 by the Hydrological Services Division on contracts with the South Florida Water Management District. The international sales increase was primarily due to the shipment of XLite dataloggers and bubblers and water level sensors to a Canadian consortium for the Emergency Flood Recovery Project in Poland.

Bookings for the first nine months of 2004 were $15,023,747 as compared to $9,805,317 in 2003. As a result to the Company's strong bookings, the Company's backlog of orders at September 30, 2004 was $6,837,725 as compared to $5,200,614 as of September 30, 2003. The Company anticipates that 60% of its backlog as of September 30, 2004 will be shipped in 2004.

Gross Profit. Gross profit for 2004 increased to $4,875,554 from $2,061,687 in 2003. Gross margin as a percentage of revenues for 2004 increased to 39% as compared to 28% in 2003. The increase in the Company's gross margin is due to increased sales volume and to the product mix. Sales of 9210 XLites for the Emergency Flood Recovery Project in Poland significantly improved margins as well as FMQ-13(v)2 Wind Sensor Systems that shipped to Hanscom Air Force Base.

Selling, General And Administrative. Selling, general and administrative expenses increased to $1,717,218 in 2004 from $1,673,724 in 2003, an increase of $43,494 or 3%. The primary cause of the increase was increased sales and marketing activity by Sutron's new Airport Weather Systems division.

Research And Development. Research and development expenses decreased to $741,769 in 2004 from $860,477 in 2003, a decrease of $118,708 or 14%. This decrease is due to engineering services provided on the Hanscom Air Force Base FMQ-13(V)2 Wind Sensor System contract and work performed on a contract with the Hydrologic Instrumentation Facility of the US Geological Survey to develop a GOES DCP Test Set that required significant engineering effort which is direct billable work versus indirect engineering work.

Interest Expenses. Interest expenses increased to $28,333 in 2004 from $13,599 in 2003 due to borrowings from shareholders to supplement the bank line of credit in order to finance inventory and project requirements.


					9
-----------------------------------------------------------------------

Liquidity and Capital Resources

Cash and cash equivalents increased to $1,212,341 at September 30, 2004, compared to $388,612 at December 31, 2003.

The ratio of current assets to current liabilities was 2.9:1 as of September 30, 2004, compared to 2.25:1 as of December 31, 2003. Working capital at September 30, 2004 increased to $5,014,101 compared to $3,407,179 at the end of fiscal 2003. Free cash flow, which is the net of cash provided or used by operations and capital expenditures, improved to $1,557,765 in 2004 compared with a loss of $235,158 in 2003.

The Company has a revolving credit facility of $1,625,000 with BB&T Bank that expires on August 5, 2005. Borrowings on the line of credit are based on a percentage of billed receivables and finished goods inventory. In addition to the revolving credit facility, the Company borrowed $330,000 from three shareholders in 2003 in order to finance inventory growth and project requirements. In April 2004, the Company paid one of these notes in full in the amount of $200,000. The remaining notes were due and payable to Raul S. McQuivey, President, and Thomas N. Keefer, Vice President and were paid in full in August and September 2004.

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


					10
-------------------------------------------------------------------

PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

In 2003, the Company filed a claim with the Advance Tax Court of India seeking a ruling on a decision by the Government of Andhra Pradesh (GoAP) of India to assess a 48% income tax on the Company's contract of approximately $1,606,000. The GoAP believed that the Company had established a branch office in India and was therefore subject to Indian income tax. Although the Company did file an application for branch office status and received approval to open a branch office, the Company did not complete the registration and approval process with the Government of India and had not opened a branch office in India. The income tax amount that is at issue was approximatly $770,000.

The Advance Tax Court of India heard the case in September 2004 and ruled that Sutron Corporation has a Permanent Establishment in India by virtue of its Country Manager who maintains an office in New Delhi. The Country Manager has the authority to sign contracts and perform other duties on behalf of the Company that fulfills the requirements of Indian tax law and as defined in Double Taxation Avoidance Agreement with the United States of America.

As a result of this ruling, Sutron Corporation entered into an agreement with Ernst & Young, New Delhi, India to file tax returns for the tax periods April 1, 2002 to March 31, 2003 and April 1, 2003 to March 31, 2004. The returns for both tax periods were filed on October 29, 2004. A refund in the amount of approximately $141,500 will be issued to Sutron for the tax period ending March 31, 2003 resulting from excess withholdings by the Government of Andhra Pradesh in excess of the tax amount of approximately $5,250. A tax payment of approximately
$5,400 was made for the tax period ending March 31, 2004. All taxes paid in India will be applied as income tax credits on the Company's U.S. tax returns in accordance with the Double
Taxation Avoidance Agreement with the United States of America and will therefore offset federal taxes.


Item 6. Exhibits and Reports on Form 8-K

B. Reports on Form 8-K

No reports have been filed on Form 8-K during this quarter.


					11
-------------------------------------------------------------------



                            SUTRON CORPORATION

                               SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Sutron Corporation
                                		(Registrant)





November 12, 2004                           /s/Raul S. McQuivey
Date        	                       Raul S. McQuviey
                                         Principal Executive Officer






November 12, 2004                           /s/Sidney C. Hooper
Date                                     Sidney C. Hooper
                                         Principal Accounting Officer


						12
------------------------------------------------------------------------