Form 10KSB
period 2004-12-31
SUTRON CORP
filed 2005-03-30
CIK 728331

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

					FORM 10 KSB

				-----------------------

		Annual Report Pursuant To Section 13 Or 15(D)
			Of The Securities Exchange Act Of 1934
		For the fiscal year ended: December 31, 2004
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year were $16,678,889.

The aggregate market value of the voting stock held by non-affiliates as of March 25, 2005 was approximately $12,142,000 based on the fair market value of such stock.

The number of shares outstanding of the issuer's
Common Stock, $.01 par value, as of March 25, 2005 was 4,289,551.


Documents Incorporated by Reference
Portions of the registrants definitive proxy statement dated
April 15, 2005 are incorporated in Part III as set forth herein.

------------------------------------------------------------------
------------------------------------------------------------------
------------------------------------------------------------------

                              SUTRON CORPORATION
                         FORM 10-KSB ANNUAL REPORT
                   FOR THE YEAR ENDED DECEMBER 31, 2004

                             TABLE OF CONTENTS



Part I
        ITEM  1.  DESCRIPTION OF BUSINESS                 2
        ITEM  2.  DESCRIPTION OF PROPERTY                 7
        ITEM  3.  LEGAL PROCEEDINGS                       7
        ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF      8
                  SECURITY HOLDERS

Part II
        ITEM  5.  MARKET FOR COMMON EQUITY AND RELATED    8
                  STOCKHOLDER MATTERS
        ITEM  6.  MANAGEMENT'S DISCUSSION AND ANALYSIS    9
                  OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS
        ITEM  7.  FINANCIAL STATEMENTS 			   12
        ITEM  8.  CHANGES IN AND DISAGREEMENTS WITH      12
                  ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE
        ITEM  8A. CONTROLS AND PROCEDURES                12


Part III
        ITEM  9.  DIRECTORS AND EXECUTIVE OFFICERS OF    12
                  THE REGISTRANT
        ITEM 10.  EXECUTIVE COMPENSATION                 12
        ITEM 11.  SECURITY OWNERSHIP OF CERTAIN          12
                  BENEFICIAL OWNERS AND MANAGEMENT
        ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED      12
                  TRANSACTIONS
        ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS AND     13
                  REPORTS ON FORM 8-K
        ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES 15

SIGNATURES 						               16

-----------------------------------------------------------

					PART I


ITEM 1 - BUSINESS

General

Sutron Corporation (the Company) was incorporated on
December 30, 1975 under the General Laws of the Commonwealth of Virginia. The Company designs, manufactures and markets products and provides services that enable government and commercial entities to monitor and collect hydrological and meteorological data for the management of critical water resources, for early warning of potentially disasterous floods or storms and for the optimization of hydropower plants.

The Company's headquarters is located at 21300
Ridgetop Circle, Sterling, Virginia 20166, and the Company's telephone number at that location is (703) 406-2800. The Company maintains a worldwide web address at www.sutron.com. The Company makes available free of charge through the Investors section of the Company's website at www.sutron.com the annual, quarterly and current reports, and amendments thereto, which the Company files with, or furnishes to, the SEC. Such reports and amendments are available on the Company's website as soon as reasonably practical after the Company has filed such reports with, or furnished such reports to, the SEC.

Sutron is focused on providing real-time solutions and services to our customers in three areas of the hydrological and meteorological markets. First, we provide dataloggers, satellite transmitters/loggers and sensors. Second, we provide turnkey integrated systems for hydrological and meteorological monitoring networks and airport weather systems. Third, we provide services consisting of installation, maintenance of hydrological and meteorological systems, and other related engineering services. The Companys customers include a diversified base of federal, state, local and foreign governments, engineering companies, universities, and hydropower companies.

The Company's ongoing, strategic business units consist of the Company's Hydromet Products Divison, the Integrated Systems Division, the Hydrological Services Division and the Airport Weather Systems division. Each unit includes a range of products and services designed to meet the specific needs of a particular customer segment.


Hydromet Products Division

The Hydromet Products Division manufactures dataloggers, satellite transmitters/loggers and sensors. Sutron's data loggers collect sensor data and transmit the data to central facilities primarily by satellite radio but also by telephone, fiber optics and microwave. Sutron's sensors support the collection of hydrological and meteorological data and include a tipping bucket rain gauge, a barometric pressure sensor, a temperature sensor, and several water level sensors. The Companys equipment is compatible with sensors from other companies.
Sutron has long-standing relationships with suppliers for wind speed and wind direction, water quality, humidity and solar radiation sensors. The Company received an ISO 9001 certification on March 12, 1999 and an ISO 9001:2000 certification on August 13, 2003. The principal products that are manufactured by the Hydromet Products Division are described below.

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

Xpert and XLite Dataloggers

The Xpert Datalogger is the Companys next generation datalogger.
It has a  Microsoft CE operating system, a 486 processor, C++
programming and standard 2 MB memory that is expandable to over
1 gigabyte.   The Xpert has enabled the Company to enter closely
related environmental markets such as tides and weather monitoring. The XLite, a derived product based on the Xpert, does not have a display but is similarly capable. The XLite was released at the end of 2001.

SatLink2

In January 2004, the SatLink2 was certified by the National Environmental Satellite, Data and Information Service (NESDIS).
The SatLink2 is a redesign of the original SatLink transmitter in order to improve margins and to provide the latest features.
The SatLink2 is a high data rate satellite transmitter that transmits at 100, 300 and 1200 baud, incorporates GPS and functions as a logger. The original SatLink was certified by NESDIS in July 2001 for operation on the Geostationary Operational Environment Satellite (GOES)system. NESDIS operates two U.S.Government environmental satellites on this system. All GOES customers are mandated by NESDIS to purchase high data rate satellite transmitters and to replace all old 100 baud transmitters within a ten-year period beginning in July 2001. NESDIS made this a requirement in order to increase the amount of data that the two GOES satellites can handle. SatLink is also certified on satellite systems in Europe and Asia and relays data from even the most remote sensors and loggers to everywhere around the globe and works with virtually all dataloggers. SatLink is programmable from any PC using software provided with the unit.

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

Tides and Ports Systems

The National Ocean Survey (NOS), part of the National Oceanic and Atmospheric Administration (NOAA), has the responsibility to accurately measure tide levels around the perimeter of the United States. NOS ensures that measurements have the highest accuracy by using the best water level instruments available. In 2004 and 2003 our Hydromet Products Division provided state-of-the-art tide stations to the National Ocean Survey valued at $900,000 and $676,000.  Tide stations are based on our Xpert data logger and SatLink2. Xperts run the powerful Windows CE multi-tasking operating system and the Company has taken advantage of Windows CE to equip each tide station with software that meets and exceeds all of the NOS
requirements.   In 2004, the Company enhanced the capabilities of tides
systems by adding Storm Surge/Tsunami software. This software provides added capability to provide tsunami warnings.

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

Hydrological Services Division

The Company provides hydrological services including equipment installation and maintenance, data interpretation and analysis, flow modeling (low flow, rainfall runoff, unsteady flow routing, water surface profiles), field studies (time of travel, diffusion, dispersion, calibration of flow control structures, site location), hydrologic studies (water budget, regression analysis, basin inventory studies) and environmental permitting.

Airport Weather Systems

The Airport Weather Systems Division was started in July 2003 with the hiring of a division manager with over 20 years experience in the Automatic Weather Observation System (AWOS) market. AWOS stations are installed at airports and provide monitoring of real-time weather data that is crucial to flight safety. An AWOS station typically includes a sensor suite to measure wind direction and speed, temperature, relative humidity, precipitation, and barometric pressure as well as cloud height and horizontal visibility/RVR. Sensors are connected to a Sutron datalogger which processes the data, stores it in a relational database and transmits real-time weather parameters to all designated users, regardless of location. The system produces weather reports for aviation and meteorological use, virtually automatically and without need of human intervention. Sutron is leveraging its experience with sensors and data collection to enter this market.

Distribution Methods of Products and Services

The Companys products and services are currently sold in the United States by the Companys direct sales force. As of December 31, 2004, the Company employed seven salaried sales and marketing personnel, including four engaged directly in field sales activities, and three in various other marketing and sales support functions. Internationally, the Company utilizes agents to sell its products and services.

                                     4

  ------------------------------------------------------------------------


Customers

During 2004, approximately 44% of the Companys products and services were sold to the Federal Government. Revenues in 2004 among the various agencies were as follows: Department of Defense, 16%; Department of the Interior, 20%; Department of
Commerce, 6% and various other agencies of the federal government, 2%. The revenues from the Corps of Engineers were spread among some ten (10) separate Districts, and the revenues from the Department of the Interior among two (2) agencies, the U.S. Geological Survey and the Bureau of Reclamation.

The Company also performed on various contracts of foreign origin. Total revenues from foreign customers amounted to approximately 32% of total revenues in 2004, 28% of total revenues in 2003 and 29% in 2002. Sutron actively markets its products and services internationally.

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

The Company, with respect to its professional engineering and technical services, is in competition with numerous diverse engineering and consulting firms, many of which have larger staffs and facilities, and are better known, have greater financial resources, and have more experience than the Company. As to its hydrological services, the Company is aware that many firms offer equipment installation and maintenance services; some of these companies have larger staffs, are better equipped, and have greater financial, marketing and management resources than the Company.

Price, performance and experience are believed by the Company to be the primary competitive factors with respect to all of its products and services.

                                     5

  ------------------------------------------------------------------------


Research and Development

During the three years ended December 31, 2004, 2003, and 2002,
Sutron's internally funded research and development costs were $1,018,874, $1,065,558 and $1,480,706 respectively.

In 2004, the Companys product development focus was on continual improvement of the SatLink2 and other core products. The Company certified the SatLink2 to operate on the European/African geostationary satellite system, METEOSAT, and on the Chinese environmental satellite, FY-2C. The Company expects China to be a significant market. The Company also worked towards certification of a 40 Watt SatLink2 that can be installed on existing and new ocean system buoys to send ocean and weather parameters including tsunami warnings through the global geostationary satellite systems in near real time. Certification of the 40 Watt SatLink2 was received from NESDIS in March 2005.

The Company invested heavily in the redesign of the SatLink transmitter beginning in 2002 and continuing in 2003. In January 2004, the SL2-G312-1 Satellite Transmitter (SatLink2) was certified by the NESDIS. The SatLink2 is a redesign of the original SatLink transmitter in orderto improve our margins and to provide the latest features. It is not only a satellite transmitter but also has logging capability which is attractive to customers who have limited logging requirements and therefore avoids the purchase of a separate datalogger.

In 2002, the company released the logger version of the SatLink and developed tidal monitoring applications based on the Xpert and XLite products that were instrumental in winning orders from the National Ocean Survey for tides systems. The Company released the Xpert and XLite dataloggers in 2001.

In 2002, the Company also released XConnect, a base station software application that is compatible with leading database software including Oracle and Microsoft SQL Server. The Company added enhancements to XConnect's reporting features in 2003 incorporating Crystal reports.

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

Backlog

The Companys backlog at December 31, 2004 was $5,620,968 as compared with $4,350,688 at December 31, 2003. The Company anticipates that 76% of its 2004 year-end backlog will be shipped in 2005.

Employees

The Company had a total of 72 employees as of December 31, 2004 of which 71 were full time.

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

The Company entered into a lease agreement for approximately 1800 square fet of office space in New Delhi, India in November 2004.
The lease term is month to month. The India branch office will use this space for offices.

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

As a result of this ruling, Sutron Corporation entered into an agreement with Ernst & Young, New Delhi, India to file tax returns for the tax periods April 1, 2002 to March 31, 2003 and April 1, 2003 to March 31, 2004. The returns for both tax periods were filed in October 2004. A refund in the amount of approximately $137,000 will be issued to Sutron for the tax period ending March 31, 2003 resulting from excess withholdings by the Government of Andhra Pradesh in excess of the tax amount of approximately $5,250. A tax payment of approximately
$5,600 was made for the tax period ending March 31, 2004. All taxes paid in India will be applied as income tax credits on the Company's U.S. tax returns in accordance with the Double
Taxation Avoidance Agreement with the United States of America and will therefore offset federal taxes.

	                          7

  ------------------------------------------------------------------------


The Company is currently awaiting acceptance on two systems that were provided to the Government of Andhra Pradesh in 2002. All contractual items on the systems have been accepted with the exception of four water level monitoring sites that are located at reservoirs. The Government of Andhra Pradesh believes that the sites should go down approximately 100 meters at the sites. The Company does not believe that it is required to provide monitoring at 100 meters due to lack of specification in the Request for Proposal (RFP) and the Company's proposal that specified 10 meters at each site. This matter will most likely be referred to an arbitrator as per provisions of the contract. In the event that the Company loses the arbitration hearing, additional costs of approximately $120,000 will be incurred to install the sites down to 100 meters.



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of 2004 to a vote of the Companys security holders, either through the solicitation of proxies or otherwise.


					PART II


ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

(a)  Market Information

The common stock of Sutron Corporation is quoted over the counter through the NASD Bulletin Board supplied by the National Association of Securities Dealers, Inc. under the symbol STRN, and through the Pink Sheet Service of the National Quotation Bureau, Inc. The table below sets forth the high and low sales prices for the past two years.

MARKET INFORMATION

					2004				2003
					----				----
				HIGH		LOW		HIGH		LOW
				----		---		----		---
First Quarter		$1.70		 $.65		$1.28	      $.67
Second Quarter		 3.75		 1.25        1.40	       .61
Third Quarter	 	 4.50		 2.80		 1.35	       .60
Fourth Quarter	 	12.00		 3.90 	 1.45	       .70


 (b)  Approximate Number of Equity Shareholders:
Title of Class: Common Stock, $.01 par value
Approximate Number of Record Holders At March 25, 2005: 185

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

 The following table sets forth, for the periods presented, certain income statement data of the Company expressed as a percentage of revenues:

 The following table sets forth, for the periods presented, certain income statement data of the Company expressed as a percentage of revenues:

				Percentage of Revenues

				2004		2003		2002
				----		----		----
Revenues			100.0%	100.0%	100.0%
Cost of sales		 61.5		69.5		66.2
				----		----		----
Gross profit		 38.5		30.5		33.8
				----		----		----
Selling, general and
administrative expenses	 14.4		20.1		21.8
Research and
Development expenses	  6.1		 9.7		14.5
				----		----		----
Operating income		 18.0		  .7		(2.5)
Interest expense		   .1		  .3		  .5
				----		----		----
Income before
 income taxes		 17.9		  .4		(3.0)
Income taxes (benefit)	  6.5 	 (.5) 	(1.9)
				----		----		----
Net income			 11.4%        .9%      	(1.1)%
				=====		=====		======


Fiscal 2004 Compared to Fiscal 2003

Results of Operations

The Companys revenues for 2004 increased 51% to $16.7 million from $11 million in 2003. The Company derives its revenues from the sale of products consisting primarily of dataloggers, satellite transmitters/loggers and sensors, integrated systems, hydrological services consisting primarily of equipment installation and maintenance and engineering services and airport weather systems.

Revenues from sales to domestic customers increased in 2004 to $11.3 million from $7.9 million in 2003, an increase of 42%. Standard products sales increased to $6.96 million in 2004 from $5.65 million in 2003. Revenues from integrated systems, which includes special projects and the Companys branch office in India, increased significantly to $1.95 million compared to $1.3 million in 2003 primarily due to increased software services projects and engineering services provided to Hanscom Air Force Base to develop the AN-FMQ-13(V)2 wind sensor system. Revenues for hydrological services increased to $2.36 million from $1 million in 2003 due to the expansion of operations in Florida.

Revenues from international sales increased 74% to $5.4 million in 2004 from $3.1 million in 2003. Sales of products increased to $3.73 million from $944 thousand in 2003 due to the Company providing dataloggers, sensors and other equipment totaling $2.4 million to a Canadian consortium for a flow monitoring and flood warning system in Poland. Revenues from integrated systems, which includes special projects and the Companys branch office in India, decreased to $1.7 million from $2.0 million due to fewer international systems projects. Revenue from airport weather systems, a division started in 2003, declined to $8 thousand in 2004 from $70 thousand in 2003.

The Companys largest customer in each of years 2004 and 2003 was the Department of the Interior, the principal agencies being the US Geological Survey and the Bureau of Reclamation, which accounted for 20% and 28% of revenues, respectively. Non-federal government, commercial and international revenues represented 56% of revenues in 2003 versus 55% in 2002.

					  9

  ------------------------------------------------------------------------


Gross Profit

Gross profit for 2004 increased 90% to $6.43 million from $3.36 million in 2003. Gross profit as a percentage of revenues for 2003 increased to 38.5% as compared to 30.5% in 2003.

Gross profit improved in 2004 due to the increase in revenues and due to improvements in the design and manufacturability of the SatLink 2 Satellite Transmitter/Logger. The Company certified the Satlink2 in January 2004 and began shipping units in May 2004. The SatLink2 was designed to have fewer parts, improved manufacturability and improved features compared to the SatLink . The Company also benefited from large project awards with Hanscom Air Force Base and a Canadian consortium for a flow monitoring and flood warning system in Poland. Both contracts required significant quantities that allowed the Company to obtain supplier pricing discounts that greatly improved margins. The Companys gross margin is dependent on product volumes, product mix, overhead expenses and projects that vary in
terms of size, complexity and pricing competitiveness.   All of these factors
fluctuate from year to year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2.4 million in 2004 as compared with $2.2 million in 2003. Selling, general and administrative expenses as a percentage of revenues decreased to 14.4 in 2004 from 20.1% in 2003 due to the increase in revenues.


Research and Development Expenses

Research and development expenses decreased 4% to $1.02 million in 2004 from $1.06 million in 2003. Research and development expenses as a percentage of revenues decreased to 6.1% in 2004 from 9.7% in 2003. In 2004, engineers worked directly on certain contracts including the Hanscom Air Force Base AN-FMQ-13(V)2 Wind Sensor System resulting in engineering costs being included in cost of sales.

In 2004, the Companys product development focus was on continual improvement of the SatLink2 and other core products. The Company certified the SatLink2 to operate on Chinas environmental satellite, FY-2C. The Company expects China to be a significant market. The Company also worked towards certification of a 40 Watt SatLink2 Satellite Transmitter/Logger that can be installed on existing and new ocean system buoys to send ocean and weather parameters including tsunami warnings through the global geostationary satellite systems in near real-time. Certification of the 40 Watt SatLink2 Satellite
 Transmitter/Logger was received from NESDIS in March 2005.

The Company continued its development efforts in 2004 relating to tides monitoring systems by adding Storm Surge/Tsunami software. Tides systems are based on the Xpert datalogger and the SatLink2 transmitter. The Company received orders for tides systems totaling $900 thousand in 2004 and $676 thousand in 2003. The Company expects a significant increase in revenue from tides systems in 2005 due to increased funding by the federal government for tide monitoring and tsunami warning systems.

Other Income (Expense)

Other income and expenses consisted of interest expenses of $30 thousand in 2004 and 2003.

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

					  10

  ------------------------------------------------------------------------


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

Liquidity and Capital Resources

The Companys working capital was $5.35 million at December 31, 2004 compared with $3.4 million at December 31, 2003. Cash on hand was $1,419,171 at December 31, 2004 compared to $388,612 at December 31, 2003.
Of the cash balance on hand at December 31, 2004, $277,454 was restricted and served as collateral for international standby letters of credit and $108,568 was restricted and served as bid bonds on international tenders.

Net cash provided by operating activities was $2,133,859 for the year ended December 31, 2004 as compared to cash used by operating activities of $526,355 for the year ended December 31, 2003 and cash provided by operations of $853,560 for the year ended December 31, 2002.

Net cash used in investing activities was $213,709 for the year ended December 31, 2004, compared to $156,983 and $61,698 for the years ended December 31, 2003 and 2002, and was primarily due to purchases of property and equipment.

Net cash used by financing activities was $893,740 for the year ended
December 31, 2004 due to payments on the line of credit and on shareholder and term notes. Net cash provided by financing activities was $670,210 for the year ended December 31, 2003 due to proceeds from the line of credit and shareholder notes. Cash used by financing activities was 493,098 for the year ended December 31, 2002 due to payments on the line of credit and term notes.

The Company has a revolving credit facility of $1,625,000 with BB&T Bank. The credit facility expires on August 5, 2005. Management believes that its existing cash resources, cash flow from operations and short-term borrowings on the existing credit line will provide adequate resources for supporting operations during fiscal 2005.

					   11

  ------------------------------------------------------------------------

ITEM 7 - FINANCIAL STATEMENTS

The financial statements required by this Item 7 are listed in Item 13(a)(1) and begin at page F-1 of this Report.


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in accountants or disagreements with accountants on accounting and financial disclosure.


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


					   12

  ------------------------------------------------------------------------


ITEM 13 - EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)(1)    Financial Statements

The following consolidated financial statements of the Company are filed as part of this Annual Report on Form 10-KSB as follows:



Report of Independent Auditors                            F-2
Balance Sheets at December 31, 2004 and 2003         	    F-3
Statements of Operations for the years ended
December 31, 2004, 2003 and 2002                          F-4
Statements of Changes in Stockholders' Equity for the
years ended December 31, 2004, 2003 and 2002              F-5
Statements of Cash Flows for the years ended
December 31, 2004 and 2003                                F-6
Notes to Financial Statements                             F-7

(a)(2)    Financial Statement Schedules

Not applicable.

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


					   13

  ------------------------------------------------------------------------


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
	Raul S. McQuivey dated October 18, 2002 (12)

10(y) Stock Option Agreement between Sutron Corporation and
	Daniel W. Farrell dated October 18, 2002 (12)

10(z) Stock Option Agreement between Sutron Corporation and
	Sidney C. Hooper October 18, 2002 (12)

10.1	Stock Option Agreement between Sutron Corporation and
	Thomas N. Keefer dated October 18, 2002 (12)

10.2	Stock Option Agreement between Sutron Corporation and
	Robert F. Roberts, Jr. dated December 18, 2003 (13)

10.3	Stock Option Agreement between Sutron Corporation and
	Robert F. Roberts, Jr. dated May 13, 2004 (14)


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

(14) Filed as Exhibits to Registrants Annual Report on Form 10-KSB for the year ended December 31, 2004 and incorporated herein by reference.


					   14

  ------------------------------------------------------------------------



(b)  Reports on Form 8-K

The registrant did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2004.



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

Date:  March 30, 2005
By /s/ Raul S. McQuivey 		Raul S. McQuviey, Chairman of
						the Board of Directors
						and President

In accordance with the Securities Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 30, 2005
By /s/ Raul S. McQuivey 		Raul S. McQuviey, Chairman of
						the Board of Directors
						and President

Date: March 30, 2005
By /s/ Thomas N. Keefer 		Thomas N. Keefer,
						Director and
						Vice President

Date: March 30, 2005
By /s/ Daniel W. Farrell 		Daniel W. Farrell,
						Director and
						Vice President

Date: March 30, 2005
By /s/ Sidney C. Hooper 		Sidney C. Hooper,
						Director and
						Chief Financial
						Officer

Date:	March 30, 2005
By /s/ Robert F. Roberts, Jr.		Director


					   16

  ------------------------------------------------------------------------


                             SUTRON CORPORATION
                        INDEX TO FINANCIAL STATEMENTS



Report of Independent Auditors                             F-2
Balance Sheets at December 31, 2004 and 2003               F-3
Statements of Operations for the years ended
December 31, 2004, 2003 and 2002                           F-4
Statements of Changes in Stockholders' Equity for the
Years ended December 31, 2004, 2003 and 2002               F-5
Statements of Cash Flows for the years ended
December 31, 2004 and 2003                                 F-6
Notes to Financial Statements                              F-7



                                    F-1
  ------------------------------------------------------------------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Sutron Corporation
Sterling, Virginia


	We have audited the accompanying balance sheets of Sutron Corporation as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity, and cash flows for each of the three years ended December 31, 2004. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

	We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).
Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

	In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sutron Corporationas of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years ended December 31, 2004, in conformity with generally accepted accounting principles.


Thompson, Greenspon & Co.

/s/ Thompson, Greenspon & Co.

Fairfax, Virginia
February 18, 2005

                                    F-2
  ------------------------------------------------------------------------

                                  SUTRON CORPORATION
                                    BALANCE SHEETS



					December 31,	  December 31,
						2004		      2003
ASSETS
Current assets
Cash and cash equivalents		$ 1,419,171		$  388,612
Accounts receivable			  3,755,439		 3,062,205
Inventory					  2,371,476		 2,438,275
Prepaid items and other			    270,014		   122,150
Deferred income taxes			    179,000		   120,000
						-----------		-----------
Total current assets			  7,995,100		 6,131,242

Property and equipment, at cost	  3,038,168		 2,723,107
Accumulated depreciation
 and amortization			       (2,328,496)	(2,125,624)
						-----------		-----------
Net property and equipment		    709,672		   597,483
Other assets				     51,133		    22,986
Deferred income taxes			         -		   133,000
						-----------		-----------
Total Assets				$ 8,755,905		$6,884,711
						===========		===========



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable				$  943,616		 $1,047,805
Accrued payroll				   272,601		     50,142
Other accrued expenses			 1,400,779	    	    850,726
Line of credit				         - 		    399,454
Stockholder notes				         -	          330,000
Current maturities of
long-term notes				    25,613		     49,936
						----------		-----------
Total current liabilities		 2,642,609		  2,728,063
Long-term notes				    89,666		    100,129
Deferred income taxes			   172,000		    111,000
						----------		-----------
Total liabilities				 2,904,275		  2,939,192
						----------		-----------

Stockholders' equity
Common stock, 				    42,896		     42,896
Additional paid-in capital		 2,306,655		  2,306,655
Retained earnings 			 3,497,930		  1,595,968
Accumulated other comprehensive
  income					     4,149		        -
						----------		-----------
Total stockholders' equity		 5,851,630		  3,945,519
						----------		-----------
Total liabilities and
stockholders' equity			$8,755,905         $6,884,711
						=========		===========

The accompanying notes are an integral part of these financial statements.

                                    F-3
  ------------------------------------------------------------------------

                                SUTRON CORPORTION
                             STATEMENTS OF OPERATIONS
                             	   Year Ended December 31,
					2004		     2003		2002
Revenue			    $16,678,889	    $11,015,689	 $10,202,658
Cost of sales		     10,252,952	      7,658,887	   6,753,599
					---------		 --------	 -----------
Gross profit 			6,425,937		3,356,802	   3,449,059

Operating expenses:
Selling, general and
administrative expenses 	2,396,690		2,218,450	   2,225,120
Research and development
expenses				1,018,874		1,065,559	   1,480,706
					----------		---------	 -----------
Total operating expenses	3,415,564		3,284,009	   3,705,826
					----------		---------	 -----------
Operating income			3,010,373		   72,793	    (256,767)
					----------		---------	 -----------
Interest expense, net		  (30,411)		  (29,778)	     (47,314)
					----------		---------	 -----------
Income before income taxes 	2,979,962		   43,015	    (304,081)
Income taxes (benefit)		1,078,000		  (52,000)	    (194,000)
					----------		---------	 -----------
Net income 			     $1,901,962 		$  95,015 	 $  (110,081)
					==========		=========	 ===========
Net income per common share	$      .44		$     .02		$(.03)
Net Income per diluted share	$      .38		$     .02		$(.03)

The accompanying notes are an integral part of these financial statements.

                                    F-4
  ------------------------------------------------------------------------

						SUTRON CORPORATION
				STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
				YEARS ENDED DECEMBER 31, 2004, 2003, and 2002

												ACCUMULATED
												OTHER
				COMMON			PAID-IN	RETAINED  COMPREHENSIVE
				SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME	TOTAL

				---------	-------	----------	--------	-------	---------
Balances, December
 31,2001			4,289,551	$42,896	$2,306,655	$1,611,034	$     -	$3,960,585

Net loss		-	-		-		  		  (110,081)	  	-	  (110,081)
				---------	-------	----------	----------	-------	----------
Balances, December
 31,2002			4,289,551	 42,896	 2,306,655	 1,500,953		-	 3,850,504

Net income 		        -	  	-		    -	          95,015	    	-	    95,015
				---------	-------	----------	----------	--------	----------
Balance, December
 31, 2003			4,289,551	 42,896	 2,306,655	 1,595,968 		-	 3,945,519

Net income									 1,901,962        -		  -

Total comprehensive
income								  	  	-	   4,419	     4,419
				---------	-------	----------	----------	--------	----------

Balances, December
 31,2004			4,289,551	$42,896	$2,306,655	$3,497,930	  $4,149	$5,851,630
				=========	=======	==========	==========	=========	==========


The accompanying notes are an integral part of these financial statements.

                                    F-5
  ------------------------------------------------------------------------


                                    		SUTRON CORPORTION
                             			   STATEMENTS OF CASH FLOWS
                                             Year Ended December 31,


							2004        	2003			2002
OPERATIONS:
Net income					     $1,901,962  		$   95,015		$ (110,081)
Non-cash items included in net income:
 Depreciation and amortization		  202,873		   196,205		   207,567
 Deferred income taxes				  135,000		    62,000		   (51,000)
Changes in current assets and
 liabilities:
Accounts receivables				(693,234)	   	(1,247,530)	 	   101,708
Inventory						  66,799	 	  (409,290)	 	   530,823
Prepaid items and other	assets		(147,864)      	    60,218 		  (120,319)
Income taxes receivable				      -	  	        -	  	    67,890
Accounts payable					 (104,189)		   564,153		    27,228
Accrued expenses					  772,512	 	   152,874	 	   199,744
							---------		----------		----------
Cash flow from operating activities		 2,133,859		  (526,355)          853,560

INVESTMENTS:
Purchase of property and equipment		 (185,562)		  (155,686)		   (53,566)
Other assets				        (28,147) 		    (1,297)	          (8,132)
							---------		----------		-----------
Cash flow from investing activities		 (213,709)	 	  (156,983)	 	   (61,698)

FINANCING:
(Payments on)Proceeds
  from line of credit, net		       (399,454)	  	   399,454		   (374,894)
Proceeds from term notes payable		        -	 	   165,572		  	 -
(Payments on)Proceeds
  from stockholder notes		 	  (330,000)		   330,000		   	-
Payments on term notes payable		  (164,286)		  (224,816)		   (118,204)
							----------		----------		-----------
Cash flow from financing activities		  (893,740)		  (670,210)		   (493,098)

CURRENCY ADJUSTMENTS
Effect of exchange rate changes on cash	     4,149			   -			-
							----------		----------		-----------

CASH AND CASH EQUIVALENTS
Net change in cash and
 cash equivalents				       1,030,559	 	   (13,128)		    298,764
Beginning balance					   388,612		   401,740		    102,976
							----------		----------		-----------
Ending balance					$1,419,171	        $388,612	         $401,740
							==========		==========		===========

SUPPLEMENTAL CASH FLOW INFORMATION
Purchase of property and equipment
  by notes payable				$  129,500			-			-
							==========		==========		===========



The accompanying notes are an integral part of these financial statements.

                                    F-6
  ------------------------------------------------------------------------


SUTRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Sutron Corporation ("the Company") was incorporated on December 30, 1975 under the General Laws of the Commonwealth of Virginia. The Company operates from its headquarters in Sterling, Virginia. The Company has several branch offices located throughout the United States and a branch office in India. The Company is a leading provider of real-time data collection and control products, systems software and professional services in the hydrological and meteorological monitoring markets. The Company's products include dataloggers, satellite transmitters/loggers, sensors and systems and applications software. Customers include a diversified base of Federal, state, local and foreign governments, universities, engineering firms and hydropower companies.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash equivalents include time deposits and all highly liquid debt instruments with original maturities of three months or less. Interest paid amounted to $32,489, $27,859, and $48,936 in 2004, 2003 and 2002, respectively. Income taxes paid amounted to $600,000 in 2004. No income taxes were paid in 2003 and 2002.

The Company has entered into international contracts that require standby letters of credit. Certain standby irrevocable letters of credit issued by the Company's previous bank shall expire in March
2005. At December 31, 2004, $277,454 of the cash and cash equivalents balance is restricted for these standby letters of credit that were issued by the Company's previous bank. During the year, the Company submitted contract proposals that required bid bonds or bank guarantees in the form of a certified check. At December 31, 2004, $108,568 of the cash and cash equivalents balance is restricted for these bid bonds.

Inventory

Inventory is stated at the lower of cost or market. Electronic components costs, work in process and finished goods costs consist of materials, labor and overhead and are recorded at a standard cost that approximates the average cost method.

Accounts Receivable

Based on managements evaluation of uncollected accounts receivable at the end of each year, bad debts are provided for utilizing the allowance method. The allowance for doubtful accounts as of December 31, 2004 and 2003 approximate $32,100 and $10,000, respectively. At December 31, 2004 and 2003, the Companys investment in accounts 90 days or more past due is $434,818 and $175,950, respectively, net of contract retainages.

Property and Equipment

Equipment is recorded at cost and depreciated over their estimated useful lives, ranging from 3 to 7 years, using the straight line method for financial statement purposes, and the straightline and accelerated methods for income tax purposes. Expenditures for maintenance, repairs, and improvements that do not materially extend the useful lives of the assets are charged to earnings as incurred. When items of property, plant, and equipment are disposed of, the cost of the asset and the related accumulated depreciation are removed from the accounts. Any gain or loss resulting from the removal from service is taken into the current period earnings.

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

Foreign Currency Translation

Results of operations for the Companys foreign branch office are translated from the designated functional currency to the U.S. dollar using average exchange rates during the period, while assets and liabilities of the foreign branch office are translated at the exchange rate in effect at the reporting date. Resulting gains or losses from translating foreign currency financial statements are included in other comprehensive income, net of any related tax effect.

Financial Instruments

The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and short term notes payable approximate their carrying amounts in the financial statements. Based on the borrowing rates currently available to the Company for debt with similar maturity dates and collateral, the estimated fair value of longterm debt is $90,000 and $100,000 at December 31, 2004 and 2003, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could vary from the estimates that were used.

Capital

The Company has 12,000,000, $.01 par value, shares authorized. There were 4,289,551 shares issued and outstanding at December 31, 2004, 2003 and 2002. The Companys Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market transactions. As of December 31, 2004, 13,800 shares have been repurchased.

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, which establishes standards for computing and presenting earnings per share (EPS) for entities with publicly held common stock. The standard requires presentation of two categories of earnings per share, basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Stock Compensation Plans

At December 31, 2004, the Company had three stock-based employee compensation plans, which are described more fully in Note 12. The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.
APB No. 25 provides that compensation expense relative to a companys employee stock options is measured based on the intrinsic value of the stock options at the measurement date.

In December 2004, the FASB issued SFAS No. 123 (revised), "Share-Based Payment". SFAS No. 123R eliminates the intrinsic value method under APB
25 as an alternative method of accounting for stock-based awards.  SFAS
NO. 123R also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies the guidance of SFAS No. 123, "Accounting for Stock-based Compensation," in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, "Statement of Cash Flows," to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows.

The Company is required to adopt SFAS No. 123R for the interim period beginning December 15, 2005, using one of three implementation alternatives specified under SFAS No. 123R. The Company is currently in the process of determining which implementation alternative to use and what the expected financial impact of SFAS No. 123R may be.

If compensation expense had been recorded based on the fair value of awards under the stock option and purchased plans set forth in SFAS No. 123, as amended, the Company's net income (loss) attributable to common stockholders would have been adjusted to the pro forma amounts presented below, for the years ended December 31:


	   							2004		2003		2002
Net income(loss)as reported				$1,901,962  $ 95,015	$(110,081)
Stock based compensation expense determined
 under the fair value based method, net of tax      44,004	  26,005	   43,519
								----------	--------	---------
Pro forma net income (loss) 				$1,857,958  $ 69,010    $(153,600)
								==========	========	==========
Net income (loss) per share:
 Net income (loss) per share - as reported	      $.44	    $.02  	    $(.03)
 Net inocme (loss) per share - pro forma		      $.43	    $.02 	    $(.04)
 Net income (loss) per diluted share - as reported 	$.38	    $.02	    $(.03)
 Net income (loss) per diluted share - pro forma	$.38	    $.02	    $(.03)


The fair value of Sutron Corporation stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black Scholes pricing model and with the following assumptions: a risk free interest rate of 5.0 percent, no estimated dividend yield, an expected volatility of 30 percent and an expected holding period of five years.


2. ACCOUNTS RECEIVABLE
Accounts receivable at December 31, consists of the following:


							2004			2003
Current						$2,617,094		$1,650,736
Costs in excess of billings and
  estimated earnings				   730,120		 1,349,621
Contract retainage				   408,225		    61,848
						    ------------		----------
Totals					      $3,755,439	      $3,062,205
						    ============	 	==========


3. INVENTORY
Inventory consists of the following at December 31:

							2004			2003
Electronic components				$   786,296		$ 992,292
Work in process					  1,077,091		  924,301
Finished goods					    508,089		  521,682
							-----------		---------
Totals						$ 2,371,476	     $2,438,275
							===========		=========


4. PROPERTY AND EQUIPMENT

A summary of propertyand equipment at December 31, is as follows:

		     			 2004     	     	  2003
Furniture and equipment		$2,649,294		$2,526,526
Vehicles				   301,056	   	   119,667
Leasehold improvements	          87,818	    	    76,914
					----------		----------
					$3,038,168		$2,723,107
					==========		==========

Accumulated depreciation and amortization at
December 31, is as follows:

			      	2003		  	  2002
Furniture and equipment		$2,190,992	  	$2,028,053
Automotive equipment		   101,714	     	    66,197
Leasehold improvements     	    35,790	     	    31,374
					----------		----------
					$2,328,496		$2,125,624
					==========		==========

5.	LINE OF CREDIT

The Company has a $1,625,000 line of credit with a commercial bank. The line of credit is collateralized by substantially all of the assets of the Company and guaranteed by the primary stockholders of the Company and expires August 2005. Under the terms of the line of credit, the Company is required to maintain certain financial covenants. Interest is charged at the banks prime rate plus one-half percent and is payable monthly. There was no balance outstanding at December 31, 2004 and $399,454 was outstanding at December 31, 2003.

The Company frequently bids on and enters into international contracts that require bid and performance bonds. At December 31, 2004, the bank had issued standby letters of credit in the amount of $186,354 that served as either bid or performance bonds. The amount available under the letter of credit was reduced by this amount.

6.	NOTES PAYABLE - STOCKHOLDERS

Notes payable of $330,000 to stockholders were paid off during the year ended December 31, 2004. The notes accrued interest at 7.25 percent per annum. Interest paid on the notes was $18,210 and $7,395 for the years ended December 31, 2004 and 2003, respectively.

7.	NOTES PAYABLE

Notes payable consists of the following as
of December 31:							2004		2003
									----		----

Vehicle note payable is secured by the underlying
vehicle.  The noteis payable in monthly
installmentsof $675, including interest at
14.25%, and matures December 27, 2009.			$28,405	$  -

Two vehicle notes payable are secured by the
underlying vehicles.  The notes are payable in
monthly installments of $494, including
interest of 5.49%, and both mature September 4,
2008.									38,442	    -

Vehicle note payable is secured by the underlying
vehicle is non-interest bearing and is payable in
monthly installments of $692.  The note matures
January 27, 2009. 						33,920	     -

Bank note payable dated July 25, 2003 is
secured by substantially all the assets of
the Company and guaranteed by the directors
of the Company.  The note is payable in monthly
installments of $4,528, including interest at
6.75%.  The note was paid in 2004.				      -	132,459

Vehicle note payable is secured by the
underlying vehicle, is non-interest bearing
and is payable in monthly installments
of $259.  The note matures September 9, 2009.		 14,512	 17,606
									-------	-------
Total notes payable outstanding				115,279	150,065
Current maturities						 25,613	 49,936
									-------	-------
Long-term maturities					     $ 89,666    $100,129
									=======	=======

Principal maturities for notes payable are as follows:

Year ending December 31:
	2005							   $  25,613
	2006								27,744
	2007								28,259
	2008								23,982
	2009	       						 9,681
									------
		     Total					    $115,279
								    ========

8.	LEASE OBLIGATIONS

The Company leases space for its headquarters and production facilities, which expires in March 2006. The operating lease calls for monthly rent of $11,892, an estimated $4,810 as the Companys pro rata share of operating expenses, an estimated $4,750 of common area maintenance fees and annual rent increases of 3 percent. The Company has an option to extend the lease through March 2009. The Company leases additional office and warehouse space in Sterling, Virginia. The lease expires March 2006 and requires monthly rent payments of $5,275. The Company has an option to extend the lease through March 2009.

The Company leases office and warehouse space in West Palm Beach, Florida. The four-year lease, expiring in August 2008, requires monthly payments of $5,827. The Company entered into a lease agreement for office space in Brandon, Florida. The five-year lease, expiring on December 31, 2008, requires monthly payments of $1,984 and annual increases of four percent.

The following is a schedule of future minimum lease payments by year:

	Year ending December 31:
	          2005		$302,938
	          2006		 146,292
	          2007		  93,720
	          2008	        70,416
					--------
	          Total		$613,366
					========

Rent expense amounted to $287,000, $274,000 and $268,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

9.  INCOME TAXES
The income tax (benefit) expense charged to operations for the years ended December 31, were as follows:


	  						2004		2003		2002
Current income tax expense (benefit)	$  943,000 	$  37,000	$(143,000)
Deferred tax expense (benefit)	  	   135,000	  (89,000)	  (51,000)
							__________	_________	_________
Total tax expense (benefit)			$1,078,000	$ (52,000)	$(194,000)
							==========	=========	=========

Deferred tax assets, are comprised of
the following at December 31:

	 						2004		2003		2002
Accrued vacation and warranty	 	  	$179,000	$120,000	$ 75,000
Net operating loss carryforward		 -		 -		 120,000
Business tax credits			  	 -		 133,000	 -
							________	________	________
Gross deferred tax assets			 179,000	253,000	195,000
Gross deferred tax liability-depreciation	(172,000)  (111,000)	(142,000)
							________	________	________
Net deferred tax asset				$  7,000	$142,000	$ 53,000
							========	========	========


The realization of the deferred tax assets is dependent on future taxable earnings. The Company has not provided for a deferred tax asset valuation allowance due to their current and anticipated future earnings. A reconciliation between the amount of reported income tax expense and the amount computed by multiplying the applicable statutory Federal income tax rate is as follows:


	    					 2004		2003		2002
Income before income taxes		$2,979,962 	$  43,015    $(304,081)
Applicable statutory tax rate	          34%	  34%	    	    34%
						________	________	__________

Computed "expected" Federal tax
expense					 1,013,000	   15,000	(104,000)
Adjustments to Federal income tax
resulting from:
State income tax	expense (benefit)	   115,000 	    2,000	 (18,000)
Tax credits					   (50,000)	  (69,000)   (72,000)
						__________	_________	____________
Income tax (benefit) expense		$1,078,000	$(52,000)     $ (194,000)
						==========	=========	=============



                                    F-11
  ------------------------------------------------------------------------


10. MAJOR CUSTOMERS

Set forth below are customers, including agencies of the U.S. Government, from which the Company received more than 10 percent of total revenue, for the years ended December 31:

				2004	2003	2002
Department of Interior	20%	27%	26%
International		32%	28%	29%
Commercial			24%	27%	19%
Department of Defense	16%	10%	17%

Set forth below are customers, including agencies of the U.S. Government, from which the Company received more than 10 percent of accounts receivable outstanding for the year ended December 31, 2004:

National Oceanic and Atmospheric Administration	$879,791
South Florida Water Managment District		 479,060


11. CONCENTRATIONS OF CREDIT RISK

At times throughout the year, cash and cash equivalents exceeded FDIC insurance limits.
As of December 31, 2004 and 2003, the Companys cash deposits exceeded the FDIC insured amount by approximately $1,189,000 and $580,000.


12.  STOCK OPTIONS PLANS

Stock Options
The Company has granted stock options under the 2002, 1997 and the 1996 Stock Option Plans to key employees and directors for valuable services provided to the Company. Under the 1996 Plan, the Company authorized
260,000 shares. Current grants under the plan are 259,00 shares. Under the 1997 Stock Option Plan, the
Company authorized 60,000 shares. Current grants under the plan are 60,000 shares. Under the 2002 Stock Option
Plan, the Company authorized 400,000 shares. Current grants under the plan total 390,000 shares. Shares under all of the plans may be granted at not less than 100 percent of the fair market value at the grant date.
All options have a ten-year term from the date of grant.
The following summarizes the option activity under these plans for the last three years:

	                           Number of	Option Price
	                            Shares
					(in thousands)	   Per Share

						_____		___________
Outstanding at Decembr 31, 2001	270,000     $.62 - 1.l25

Grants	                        347,000	      .55
Exercised	                         -		       -
Canceled or expired			(88,000)	 .62 - 1.125
						_____		___________
Outstanding, December 31, 2002	529,000	 .40 - 1.125

Grants                              180,000	  .68 - .75
Exercised                             -     	       -
Canceled or expired			  -		       -
						_____		___________
Outstanding, December 31, 2003	709,000	$.40-1.125

Grants					 10,000		2.80
Exercised					  -		       -
Canceled or expired		        -		       -
						_____		___________

Outstanding, December 31, 2004	719,000	$$.40 - 2.80
						=======	============


The vesting period of the remaining options is as follows:

Vested and exercisable	 374,800
January 1, 2005		 103,400
January 1, 2006		 103,400
January 1, 2007		 103,400
January 1, 2008		  34,000
				________
Total				 719,000
				========

                                    F-12
  ------------------------------------------------------------------------

13.  EARNINGS PER SHARE

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock for the years ended December 31.


						2004		2003		2002
						----	     ----		----

Net income (loss)			 $1,901,962     $95,015	  $(110,081)
Shares used in calculation
of income (loss) per share:
   Basic			        4,289,551	  4,289,551   4,289,551
   Effect of dilutive options	    661,558	     35,743	          -
					  ---------	  ---------	  ---------
Diluted				  4,951,109	  4,325,294   4,289.551
					  =========	  =========	  =========
Net income (loss) per share:
   Basic				       $.44	       $.02	      $(.03)
   Diluted				       $.38        $.02	      $(.03)




Contracts to issue common stock that are anti-dilutive in nature are not included in the earnings per share calculations. Stock options outstanding at December 31, 2002 were considered anti-dilutive.



14.  PROFIT SHARING PLAN
The 401 (k) Profit Sharing Plan covers substantially all full time employees. The contributions, if any, to the plan will be determined each year by the Board of Directors based on profits. The Company made a profit sharing contribution for the year ended December 31, 2004 of $175,000. No contributions were made for the years ended December 31, 2003 and 2002.


15.  SEGMENT INFORMATION

The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company currently reports its results in four divisions, Hydromet Products, Integrated Systems, Hydrological Services and Airport Weather . Systems. Hydromet Products is responsible for the manufacture and sale of the Companys products including dataloggers, satellite transmitters/loggers and sensors. Integrated Systems is responsible for systems design, integration and installation of hydro-meteorological systems. Results of the Company's Special Projects group and India Branch Office are included in Integrated Systems results for segment reporting purposes. Hydrological Services provides hydrological and engineering services including installation, maintenance, modeling, and hydrologic services. Airport Weather Systems provides systems design, integration and installation of airport meteorological monitoring systems at airports. The results of these segments for the years ended December 31 are shown below:


					2004			2003			2002
Revenue
Hydromet Products			$10,688,677	     $ 6,591,890	     $ 6,897,932
Integrated Systems		  3,622,510		 3,361,324		 3,195,203
Hydrological Services		  2,359,302		   992,018		   119,523
Airport Weather Systems		      8,400	    	    70,458	     		-
					___________		__________		__________
      Totals			 16,678,889	      11,015,689	      10,202,658

Cost of Goods Sold
Hydromet Products			 6,030,074		4,413,424	       4,499,752
Integrated Systems		 2,055,769		2,359,824		 2,144,298
Hydrological Services		 2,159,557	        804,496		   109,548
Airport Weather Systems		     7,553	     	   81,143		     -
					___________		__________		__________
 Totals				10,252,952		7,658,887		 6,753,599

Gross Margin
Hydromet Products			 4,658,603		2,178,466		 2,398,179
Integrated Systems		 1,566,742		1,001,499 	 	 1,050,905
Hydrological Services		   199,745		  187,522	    	       (25)
Airport Weather Systems		       847	  	  (10,686)		        -
					___________		__________		___________
    Totals				$6,425,937		$3,356,802		$3,449,059
					===========		==========		===========


16.  EXPORT SALES
Export sales from the Companys operations for the years ended
December 31 were as follow:

	  				  2004		2003			2002
Central and South America	$  695,376		$1,597,196		$  247,419
Canada			         246,189		   175,295		   548,228
Asia					 1,265,532		   850,159       	 1,954,862
Australia/New Zealand		    62,795            34,400            35,147
Europe and other			 3,141,371		   414,466	   	   161,848
					__________		__________		__________
					$5,411,263		$3,071,516		$2,947,504
					==========		==========		==========


                                    F-13
  ------------------------------------------------------------------------