Form 10QSB
period 2005-03-31
SUTRON CORP
filed 2005-05-17
CIK 728331

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

					FORM 10-QSB

	Quarterly Report Pursuant to Section 13 or 15(d) of the
			Securities Exchange Act of 1934


For the quarterly period ended:	                  March 31, 2005

			Commission file number   0-12227


                        Sutron Corporation
(Exact name of registrant as specified in its charter.)


        	Virginia				54-1006352
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
   incorporation organization)


   21300 Ridgetop Circle, Sterling Virginia     20166
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

   Common Stock, $.01 Par Value - 4,289,551 shares of as of March 31, 2005.


----------------------------------------------------------------------
 					SUTRON CORPORATION
                         FORM 10-QSB QUARTERLY REPORT
                      FOR THE QUARTER ENDED MARCH 31, 2005
                             TABLE OF CONTENTS



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

PART I. CONDENSED FINANCIAL INFORMATION

Item 1. Financial Statements



                        SUTRON CORPORATION
                          BALANCE SHEETS
                           (Unaudited)
                                    	        March 31,      December 31,
                                         	        2005	        2004
                                          	___________     ___________
ASSETS
Current Assets
    Cash and cash equivalents			      $  873,777	    $1,419,171
    Accounts receivable					 4,559,493	     3,755,439
    Inventory						 2,388,583	     2,371,476
    Prepaid items and other				   403,760	       270,014
    Deferred income taxes	        		   179,000	       179,000
                                 			____________  ___________
       Total Current Assets	      		 8,404,613	     7,995,100
Property and equipment, at cost			 3,073,943	     3,038,168
 Less - Accumulated depreciation and
 amortization	   					(2,388,497)    (2,328,496)
                                 			____________  ___________
    Net property, plant and equipment	         685,446	       709,672
    Other  assets						    36,905	        51,133
                                 			____________  ____________
Total Assets						$9,126,964	    $8,755,905
								============  ============





LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable	                         $ 800,587	    $  943,616
    Accrued payroll	                           170,444	       272,601
    Other accrued expenses	                   1,247,008	     1,400,779
    Accrued income taxes				   386,866			-
    Notes payable - current	                      25,613	        25,613
                                 			____________  ____________
          Total Current Liabilities	             2,630,518	     2,642,609
Long-Term Liabilities
    Notes payable, net of current maturities	    55,681	        89,666
    Deferred income taxes				   172,000		 111,000
                               			____________  ____________
         Total Liabilities	                   2,858,199	     2,904,275
Stockholders' Equity
    Common stock	                                  42,896	        42,896
    Additional paid-in capital	             2,306,655	     2,306,655
    Retained earnings	                         3,890,221	     3,497,930
    Accumulated other comprehensive income	    28,993           4,149
                                			____________  ____________
         Total Stockholders' Equity	             6,268,765	     5,851,630
                                 			____________  ____________
Total Liabilities and Stockholders' Equity	$9,126,964	    $8,755,905
								============  ============


See Accompanying Notes to Financial Statements

					2
------------------------------------------------------------------------

                          SUTRON CORPORTION
                       STATEMENTS OF OPERATIONS
                            (Unaudited)
                                  			  Three Months Ended
                                             		March 31,
                                          	    2005	     2004
                                        		___________	___________
Revenues                              		 $3,893,933  $3,727,228

Cost of Goods Sold			      	  2,239,270	  2,362,101
                                    		___________	 __________
Gross Profit                              	  1,654,663   1,365,127

Research and Development Expenses	     		    309,494	    247,895

Selling, General, and
 Administrative Expenses                  	    730,738	    546,743
                                       		___________	  ___________
Income (Loss) from Operations		      	    614,431	    570,489

Interest income (expense)                      	      3,860	    (15,210)

Income (Loss) before Provision  			____________  ___________
 for Income Taxes			        		    618,291	    555,279

Provisions for Income Taxes		       	    226,000     190,000
                                 			____________  ___________
Net Income                           		  $ 392,291   $ 365,279

Net Income per Common Share        	            	$ .09       $ .09


Weighted Average Number
 of Common Shares                       	 	   4,289,551   4,289,551

See Accompanying Notes to Financial Statements

						3
-------------------------------------------------------------------------

                           SUTRON CORPORTION
                        STATEMENTS OF CASH FLOWS
                              (Unaudited)
                                        		Three Months Ended
                                                	March 31,
                                             	   2005    	   2004
                                           	___________  __________
Cash Flows from Operating Activities:
  Net income (loss)                       	 $  392,291    $ 365,279

  Depreciation and amortization                	     60,001	      53,903
(Increase) Decrease in:
    Accounts receivables                      	   (804,054)    (399,038)
    Inventory                            		    (17,107)     (49,092)
    Prepaid items and other            		   (133,746)      83,982
    Deferred income taxes				          0      (91,658)
    Other assets						     14,228	        (700)
Increase (Decrease) in:
    Accounts payable                          	   (143,029)    (221,953)
    Accrued expenses			          	    130,938      517,015
							       __________	    ________
Net Cash Provided by Operating Activities  	   (500,478)     257,738

Cash Flows from Investing Activities:
Capital expenditures                         	    (35,775)     (88,419)
								 __________	    ________
Net Cash Used in Investing Activities	     	    (35,775)     (88,419)

Cash Flows from Financing Activities:
Payments on line of credit				          -	    (399,454)
Payments on Term notes payable              	    (33,985)      27,435
								____________   _________
Net Cash (Used) by Financing Activities	          (33,985)    (372,019)

Currency adjustments
Effect of exchange rate changes on cash		     24,844            -
								____________   _________
Net Increase (Decrease) in Cash                    (545,394)    (202,700)
Cash and Cash Equivalents, January 1	        1,419,171	     388,612
                                             	___________	   _________
Cash and Cash Equivalents, March 31			$   873,777   $  185,912

See Accompanying Notes to Financial Statements


						4
---------------------------------------------------------------------------

				 SUTRON CORPORATION

                      NOTES TO FINANCIAL STATEMENTS

March 31, 2005


1.  Basis of Presentation

The accompanying financial statements, which should be read in conjunction with the financial statements of Sutron Corporation ("the Company") included in the 2004 Annual Report filed on Form 10-KSB, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim period. The Company believes that all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation for such periods have been included.

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

Computation of Per Share Earnings

					       	Three Months Ended
                                          	March 31,
                                             2005	   2004
                                        	__________	_________
Basic EPS
Average shares outstanding		      4,289,551	 4,289,551
Net Income				         	$ 392,291	 $ 365,279
Net Income per common share		           $.09	     $.09

Dilutive EPS
Average shares outstanding		       4,289,551	 4,289,551
Effect of dilutive securities		         653,992	   391,760
Total average shares outstanding		 4,943,543	 4,681,311
Net earnings				       $ 392,291	 $ 365,279
Net income per diluted share		            $.08	      $.08



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

The Company utilizes the accrual method of accounting for both financial statement and tax return reporting purposes.
The Company recognizes revenue from product sales upon shipment. Selling, general, and administrative expenses are charged against periodic income as incurred. Revenue from fixed-price contracts is recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs. Revenue from time-and-materials contracts is recognized to the extent of billable rates, times hours delivered, plus materials costs incurred. Contract costs include allocated indirect costs. Anticipated losses are recognized as soon as they become known.

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


					6
--------------------------------------------------------------------

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:


					2005		2004
					----		----
Revenues				100.0%	100.0%
Cost of sales			 58.5 	 63.4
  Gross profit		 	 42.5		 36.6
Selling, general and
administrative expenses	 	 18.7		 14.7
Research and
Development expenses	  	  8.0		  6.7
  Operating income	 	 15.8	       15.2
Interest income (expense)  	   .1		  (.3)
  Income before income taxes	 15.9	       14.9
Income taxes (benefit)	  	  5.8		  5.1
Net income			  	 10.1%        9.8%


Net Revenues
The Company's revenues for the three months ended March 31, 2005 increased 4.5% to $3,893,933 from $3,727,228 in 2004. The Company derives its revenues from the sale of products consisting primarily of dataloggers, satellite transmitters/loggers and sensors, integrated systems, hydrological services consisting primarily of equipment installation and maintenance and engineering services and airport weather systems.

Company revenues are broken down between the Company's operating divisions or profit centers which include the HydroMet Products Division, the Integrated Services Division which includes Special Projects and the Company's India Branch Office, the Hydrological Services Division and the Airport Weather Systems Division.
The HydroMet Products Division, which is responsible for sales of standard products, had a revenue decrease of 19.3% to $1,782,780 from $2,209,608 in 2004. In 2004, the Company shipped approximately $500,000 of standard product to a Canadian consortium for a project in Poland. There was no similiar sized shipment in 2005. Integrated Systems revenues increased 9.5% to $1,244,294 from $1,136,360 in 2004. Revenues from the Hydrological Services Division increased 37.4% to $512,171 from $372,860 in 2004 due to increased contract awards primarily from the South Florida Water Management District. Airport Weather Systems revenues increased to $354,688 from $8,400 in 2004 due to shipments to the Meteorological Service of the Netherlands Antilles and Aruba. The Airport Weather Systems Division was established in July 2003 and services a market that the Company previously was not able to compete in due to a lack of expertise.
The Company hired a manager with over 20 years experience in the aiport weather monitoring market and this hiring is viewed as critical to the success of this division.

Overall domestic sales increased 9.7% to $2,265,596 in the first quarter of 2005 versus $2,053,056 in 2004 while international sales decreased 2.7% to $1,628,337 in 2005 versus $1,674,172 in 2004.

Bookings for the first quarter of 2005 were $3,025,257 as compared to $4,147,838 in the first quarter of 2004. The Company's backlog of orders at March 31, 2005 was $4,752,292 as compared with $4,771,481 as of March 31, 2004. The Company anticipates that 70% of its backlog as of March 31, 2005 will be shipped in 2005.

Cost of Sales
Cost of sales as a percentage of revenues was 57.5% for the quarter ended March 31, 2005 as compared to 63.4% for the quarter ended March 31, 2004. Although Company revenues increased 4.5%, cost of sales decreased $122,831 in 2005 as compared to 2004 due primarily to the SatLink2. The SatLink2 was certified in January
2004 but units were not delivered until May 2004. The SatLink2 redesign was done in order to reduce parts, improve manufacturability and to add increased functionality. Cost of goods sold on this product was reduced significantly due to the redesign. Also contributing to the lower cost of sales was improved margins on Integrated Systems projects and on Airport Weather Systems projects. Both divisions had revenue increases and performed projects in line with cost and margin expectations.

Gross Profit
Gross profit for 2005 increased 21.2% to $1,654,663 from $1,365,127 in 2004. Gross margin as a percentage of revenues for 2005 increased to 42.5% as compared to 36.6% in 2004. The increase in the Company's gross margin is due to increased sales volume, to the product mix and to the effect of the SatLink2 on gross margins in 2005. The SatLink2 was certified in January
2004 but units were not delivered until May 2004. The SatLink2 redesign was done in order to reduce parts, improve manufacturability and to add increased functionality. Gross margin on this product has improved significantly for the reasons stated above.

Selling, General And Administrative
Selling, general and administrative expenses increased to $730,738 in 2005 from $546,743 in 2004, an increase of $183,995 or 34%. The
Company experienced increases in legal fees, banking fees, bad debt writeoffs, marketing activities and international agent commissions. The Company also has made an accrual for the estimated profit sharing contribution for 2005 that is reflected in selling, general and administrative expenses.

Research and Development
Research and development expenses increased to $309,494 in 2005 from $247,895 in 2004, an increase of $61,599 or 25%. In 2004, significant engineeringlabor was performed on the Hanscom Air Force Base FMQ-13(V)2 Wind Sensor Replacement contract which was direct billable work versus R&D engineering work. This resulted in lower R&D expenses. The Company also has accrued a prorata share of the estimated profit sharing contribution for 2005 that is reflected in R&D expenses.

Interest Income/Expense
Due to the Company's cash position, the Company did not use its line of credit during the first quarter of 2005. The Company had interest income in 2005 of $3,860 as compared with interest expenses of $15,210 in 2004.

Income Taxes
The Company's first quarter profits resulted in an increase in income taxes. Taxes increased 18.9% in 2005 to $226,000 from $190,000 in 2004. Taxes as a percentage of revenue were 5.8% in 2005 as compared to 5.1% in 2004.

Net Income
The Company's net income in 2005 increased 7.4% to $392,291 from $365,279 in 2004. Net income as a percentage of revenue was 10.1% in 2005 as compared to 9.8% in 2004.


					7
-----------------------------------------------------------------------

Liquidity and Capital Resources

The Companys working capital was $5.77 million at March 31, 2005 compared with $5.35 million at December 31, 2004. Cash on hand was $873,777 at March 31, 2005 compared to $1,419,171 at December 31, 2004.
Of the cash balance on hand at March 31, 2005, $85,813 was restricted and served as bid bonds on international tenders. Of the cash balance on hand at December 31, 2004, $277,454 was restricted and served as collateral for international standby letters of credit and $108,568 was restricted and served as bid bonds on international tenders.

Net cash used by operating activities was $500,478 for the quarter ended March 31, 2005 as compared to cash provided by operating activities of $257,738 for the quarter ended March 31, 2004.

Net cash used by investing activities was $35,775 for the quarter ended March 31, 2005 as compared to cash used by investing activities of $88,419 for the quarter ended March 31, 2004, and was primarily due to purchases of property and equipment.

Net cash used by financing activities was $33,985 for the quarter ended
March 31, 2005 due to payments on installment notes. Net cash used by financing activities was $372,019 for the quarter ended March 31, 2004 due to payments on the line of credit and on term and installment notes.

The Company has a $1,625,000 line of credit with a commercial bank. The line of credit is collateralized by substantially all of the assets of the Company and guaranteed by the primary stockholders of the Company and expires August 2005. Under the terms of the line of credit, the Company is required to maintain certain financial covenants. Interest is charged at the banks prime rate plus one-half percent and is payable monthly. There was no balance outstanding at March 31, 2005 and at December 31, 2004.

The Company frequently bids on and enters into international contracts that require bid and performance bonds. At March 31, 2005 and December 31, 2004, the bank had issued standby letters of credit in the amount of $346,962 and $186,354, respectively, that served as either bid or performance bonds. The amount available under the line of credit was reduced by these amounts.

Management believes that its existing cash resources, cash flow from operations and short-term borrowings on the existing credit line will provide adequate resources for supporting operations during fiscal 2005.

Item 3. Controls and Procedures

a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective to enable us to record, process, summarize and report information required to be included in the Companys periodic SEC filings and annual proxy statement within the required time period.

Specifically, during the quarter ended March 31, 2005, we discovered that we failed to timely file a Current Report on Form 8-K relating to our quarterly earnings press release. In addition, in connection with outside counsels review of our definitive proxy statement on Schedule 14A, we identified control weaknesses relating to our non-compliance with certain disclosure requirements in the SECs rules relating to proxy statements. After discovering such weaknesses, and in an effort to address and remedy the weaknesses, we promptly filed a Current Report on Form 8-K and amended our definitive proxy materials to ensure appropriate public disclosures.

Our control weaknesses relate to our failure to devote sufficient resources to keep abreast of changing disclosure requirements, including those requirements that were imposed after the passage of the Sarbanes-Oxley
Act of 2002. We are in the process of correcting the identified weakness by, among other things, allocating additional personnel to the disclosure process, adopting written disclosure controls and procedures, forming a disclosure controls committee that will consider the materiality of information and determine disclosure obligations on a timely basis, and engaging outside counsel to review prior SEC filings in addition to future
filings.   These actions should be completed during the second quarter.

b)   Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are likely to materially effect, our internal control over financial reporting.


					8
-------------------------------------------------------------------

PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

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

The Company is currently awaiting acceptance on two systems that were provided to the Government of Andhra Pradesh in 2002. All contractual items on the systems have been accepted with the exception of four water level monitoring sites that are located at reservoirs. The Government of Andhra Pradesh believes that the sites should go down approximately 100 meters at the sites.
The Company does not believe that it is required to provide monitoring at 100 meters due to lack of specification in the Request for Proposal (RFP) and the Company's proposal that specified 10 meters at each site. This matter has not yet been but will most likely be referred to an arbitrator as per provisions of the contract. In the event that the Company loses the arbitration hearing, additional costs of approximately $120,000 will be incurred to install the sites down to 100 meters.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 6. Exhibits and Reports on Form 8-K

B. Reports on Form 8-K

The Company filed two Reports on Form 8-K during this quarter.
A Form 8-K was filed on January 28, 2005 in regards to the Company's 2004 Third Quarter earnings news release and a Form
8-K was filed on March 15, 2005 in regards to the Company's
2004 Fourth Quarter earnings news release. Both filings were done in accordance with SEC Release No. 33-8255.


                            SUTRON CORPORATION

                               SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Sutron Corporation
                                		(Registrant)





May 16, 2005                             /s/Raul S. McQuivey
Date        	                       Raul S. McQuviey
                                         Principal Executive Officer






May 16, 2005                             /s/Sidney C. Hooper
Date                                     Sidney C. Hooper
                                         Principal Accounting Officer


						9
------------------------------------------------------------------------