Form 10KSB/A
period 2004-12-31
SUTRON CORP
filed 2005-06-15
CIK 728331

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 _______________

                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2004
                         COMMISSION FILE NUMBER: 0-12227


                               SUTRON CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter.)


           Virginia                                               54-1006352
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

21300 RIDGETOP CIRCLE, STERLING VIRGINIA                                 20166
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


                                 (703) 406-2800
--------------------------------------------------------------------------------
               (Registrants telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

Issuers' revenues for its most recent fiscal year were $16,678,889.

The aggregate market value of the voting stock held by non-affiliates as of March 25, 2005 was approximately $12,142,000 based on the fair market value of such stock.

The number of shares outstanding of the issuers Common Stock, $.01 par value, as of March 25, 2005 was 4,289,551.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrants' definitive proxy statement dated April 12, 2005 are incorporated in Part III as set forth herein.
================================================================================

                               SUTRON CORPORATION
                            FORM 10-KSB ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                TABLE OF CONTENTS


PART I                                                                      PAGE
--------------------------------------------------------------------------------
        ITEM 1.  DESCRIPTION OF BUSINESS                                      2
        ITEM 2.  DESCRIPTION OF PROPERTY                                      7
        ITEM 3.  LEGAL PROCEEDINGS                                            8
        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF                           9
                  SECURITY HOLDERS

PART II
--------------------------------------------------------------------------------
        ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED                         9
                  STOCKHOLDER MATTERS
        ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS                         9
                  OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS
        ITEM 7.  FINANCIAL STATEMENTS                                        13
        ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH                           13
                  ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
        ITEM 8A. CONTROLS AND PROCEDURES                                     13


PART III
--------------------------------------------------------------------------------
        ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF                         14
                  THE REGISTRANT
        ITEM 10. EXECUTIVE COMPENSATION                                      14
        ITEM 11. SECURITY OWNERSHIP OF CERTAIN                               14
                  BENEFICIAL OWNERS AND MANAGEMENT
        ITEM 12. CERTAIN RELATIONSHIPS AND RELATED                           14
                  TRANSACTIONS
        ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND                          15
                  REPORTS ON FORM 8-K
        ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                      17

SIGNATURES                                                                   18

                                     PART I

ITEM 1 - BUSINESS

DESCRIPTION OF BUSINESS
-----------------------

Sutron Corporation (the Company) was incorporated on December 30, 1975 under the General Laws of the Commonwealth of Virginia. The Company designs, manufactures and markets products and solutions that enable government and commercial entities to monitor and collect hydrological and meteorological data for the management of critical water resources, for early warning of potentially disastrous floods or storms and for the optimization of hydropower plants.

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

Sutron is focused on providing real-time solutions and services to our customers in three areas of the hydrological and meteorological markets. First, we provide real-time data collection and control products consisting primarily of dataloggers, satellite transmitters and sensors. Second, we provide turnkey integrated systems for hydrological and meteorological networks and airport weather systems. Third, we provide services consisting of installation, maintenance of hydrological and meteorological systems, and other related engineering services. The Company's customers include a diversified base of federal, state, local and foreign governments, engineering companies, universities, and hydropower companies.

The Company's ongoing, strategic business units consist of the Company's Hydromet Products Divison, the Integrated Systems Division, the Hydrological Services Division, the Airport Weather Systems Division, the Special Projects Division and a Branch Office in India. Each unit includes a range of products and services designed to meet the specific needs of a particular customer segment.

HYDROMET PRODUCTS DIVISION
--------------------------

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

8210 DATA LOGGER

The 8210 Data Logger/Transmitter is a simple-to-operate, low-cost data collection platform which supports a wide variety of telemetry applications. The 8210 is environmentally hardened, capable of operating from -40 C to 60 C, making it ideal for remote locations. As a data recorder, the 8210 will store over 65,000 readings in battery-backed memory. The 8210 supports a wide variety of communications, including radio, satellite, and telephone. The Telephone/Voice Synthesis option allows communications over standard telephone circuits using either a synthesized voice message or a modem connected to a computer terminal.

XPERT AND XLITE DATALOGGERS

The Xpert Datalogger/controller is the Company's next generation datalogger. It is built upon a Microsoft CE operating system, has a 486 processor, C++ programming and standard 2 MB memory that is expandable to over 1 gigabyte. It has enabled the Company to enter closely related environmental markets such as tides and weather monitoring. The XLite, a derived product based on the Xpert, does not have a display but is similarly capable. The XLite was released at the end of 2001.

SATLINK2

In January 2004, the SatLink2 was certified by the National Environmental Satellite, Data and Information Services (NESDIS). The SatLink2 is a redesign of the original SatLink transmitter in order to improve our margins and to provide the latest features. The SatLink2 is a high data rate satellite transmitter/logger that transmits at 100, 300 and 1200 baud, incorporates GPS and functions as a logger. The original SatLink unit was certified by the NESDIS in July 2001 for operation on the Geostationary Operational Environment Satellite (GOES)system. NESDIS operates two U.S.Government environmental satellites on this system. All (GOES)customers are mandated by NESDIS to purchase high data rate satellite transmitters and to replace all old 100 baud transmitters within a ten-year period beginning in July 2001. NESDIS made this a requirement in order to increase the amount of data that the two GOES satellites can handle. SatLink2 is certified on satellite systems in Europe and Asia and relays data from even the most remote sensors and loggers to everywhere around the globe and works with virtually all dataloggers. SatLink is programmable from any PC using software provided with the unit.

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

TIDES AND PORTS SYSTEMS

The National Ocean Survey (NOS), part of the National Oceanic and Atmospheric Administration (NOAA), has the responsibility to accurately measure tide levels around the perimeter of the United States. NOS ensures that measurements are the most accurate possible by using the best water level instruments available. In 2004 and 2003, the Hydromet Products Division provided state-of-the-art tide stations to the National Ocean Survey valued at $900,000 and $676,000. Tide stations are based on the Xpert data logger and SatLink2. Xperts run the powerful Windows CE multi-tasking operating system. Sutron has taken advantage of Windows CE to equip each tide station with software that meets and exceeds all of the NOS requirements. In 2004, the Company enhanced the capabilities of tides systems by adding Storm Surge/Tsumani software. This software provides added capability to tides stations to detect and provide tsunami warnings.

INTEGRATED SYSTEMS DIVISION
---------------------------

The Integrated Systems Division provides system integration services consisting of the design and development of customer-specific hardware configurations and software applications for hydrological and meteorological monitoring and control systems, the sale of Sutron's real-time database software XConnect), and long-term software support for XConnect users. This capability allows the Company to provide turnkey hydrological and meteorological systems to a variety of users. Projects range in size from one station to hundreds of stations. Projects usually require design, equipment integration, software application development and installation and training on both hardware and software. Projects can range in duration from a few days to twelve months depending on the scope and complexity of the system.

HYDROLOGICAL SERVICES DIVISION
------------------------------

The Company provides hydrological services, which include provides data interpretation and analysis services, flow modeling (low flow, rainfall runoff, unsteady flow routing, water surface profiles), field studies (time of travel, diffusion, dispersion, calibration of flow control structures, site location), hydrologic studies (water budget, regression analysis, basin inventory studies) and environmental permitting and legal or expert witness.

AIRPORT WEATHER SYSTEMS

The Airport Weather Systems Division was started in July 2003 with the hiring of a division manager with over 20 years experience in the Automatic Weather Observation System (AWOS) market. Monitoring of real-time weather data is crucial to flight safety. Typically, an AWOS includes a sensor suite to measure wind direction and speed, temperature, relative humidity, precipitation, and barometric pressure as well as cloud height and horizontal visibility/RVR. Sensors are connected to a Sutron datalogger, which processes the data, stores it in a relational database and transmits real-time weather parameters to all designated users, regardless of location. The system produces weather reports for aviation and meteorological use, virtually automatically and without need of human intervention. Sutron is leveraging its experience with sensors and data collection to enter this market. Distribution Methods of Products and Services

The Company's products and services are currently sold in the United States by the Company's direct sales force. As of December 31, 2004, the Company employed seven salaried sales and marketing personnel, including four engaged directly in field sales activities, and three in various other marketing and sales support functions. Internationally, the Company utilizes agents to sell its products and services.

CUSTOMERS

During 2004, approximately 44% of the Company's products and services were sold to the Federal Government. Revenues in 2004 among the various agencies were as follows: Department of Defense, 16%; Department of the Interior, 20%; Department of Commerce, 6% and various other agencies of the federal government, 2%. The revenues from the Corps of Engineers were spread among some ten (10) separate Districts, and the revenues from the Department of the Interior among two (2) agencies, the U.S. Geological Survey and the Bureau of Reclamation.

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

The Company at this time has no reason to believe that any material changes will occur in the foreseeable future with respect to federal, state, or local government programs or services with respect to which the Company has been granted its contracts or provides its services. However, due to changes in administration, national goals and budgetary restrictions, funding of such programs or services could be altered or abolished. If a substantial cutback in the level of funding by the applicable government agency were to occur, it could have a material adverse effect on the Company.

COMPETITION

The Company is aware of both domestic and foreign competitors offering complete real-time networks of their own and companies, which fabricate real-time networks from components manufactured by themselves and others. The Company is also aware of numerous additional firms, ranging in size from large to small, from general to highly specialized, and from new to well established, offering competitive dataloggers, high data rate satellite transmitters, sensors and other instruments and software.

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

RESEARCH AND DEVELOPMENT

During the three years ended December 31, 2004, 2003, and 2002, Sutron's internally funded research and development costs were $1,018,874, $1,065,558, and $1,480,706, respectively.

In 2004, the Company's product development focus was on continual improvement of the SatLink2 and other core products. The Company certified the SatLink2 to operate on the European/African geostationary satellite system, METEOSAT, and on Chinas environmental satellite, FY-2C. The Company expects China to be a significant market. The Company also worked towards certification of a 40 Watt SatLink2 Satellite Transmitter/Logger that can be installed on existing and new ocean system buoys to send ocean and weather parameters including tsunami warnings through the global geostationary satellite systems in near real-time. Certification of the 40 Watt SatLink2 Satellite Transmitter/Logger was received from NESDIS in March 2005.

The Company invested heavily in the redesign of the SatLink transmitter beginning in 2002 and continuing in 2003. In January 2004, the SL2-G312-1 Satellite Transmitter (SatLink2) was certified by the National Environmental Satellite, Data and Information Service (NESDIS). The SatLink2 is a redesign of the original SatLink transmitter in order to improve our margins and to provide the latest features. It is not only a satellite transmitter but also has logging capability which is attractive to customers who have limited logging requirements and therefore avoids the purchase of a separate datalogger.

In 2002, the company released the logger version of the SatLink and developed tidal monitoring SatLink that were instrumental in winning orders from the National Ocean Survey for tides systems. The Company also released XConnect, a base station software application that is compatible with leading database software including Oracle and Microsoft SQL Server. The Company added enhancements to XConnect's reporting features in 2003 incorporating Crystal reports.

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

BACKLOG

The Company's backlog at December 31, 2004 was $5,620,968 as compared with $4,350,688 at December 31, 2003. The Company anticipates that 76% of its 2004 year-end backlog will be shipped in 2005.

EMPLOYEES

The Company had a total of 72 employees as of December 31, 2004 of which 71 were full time.

FOREIGN OPERATIONS

The Company opened a branch office in New Delhi, India in December 2004. The purpose of the branch office is to perform sales and marketing and installation and maintenance activities. The branch office is restricted from bidding on domestic Indian tenders. The Company began the process of forming a Wholly Owned Subsidiary in India in 2004 in order to bid on domestic India tenders. Formal approval of the Wholly Owned Subsidiary is expected in April 2005. Additional financial information regarding foreign operations appears in Note 17 of the Notes to Financial Statements, Item 7 of Part II of this report.

ITEM 2 - PROPERTIES

On July 30, 1992, the Company entered into a five and one-half year lease, for approximately 17,000 square feet of manufacturing and office space in Sterling, Virginia. The lease commenced on October 23, 1992. This facility allowed the Company to consolidate its manufacturing, systems integration, research and development, and sales and administration departments into one building. An option for an additional five years was exercised in 1997. An option for an additional three years was exercised in November 2002. The lease will expire in March 2006.

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

The Company entered into a lease agreement in October 2004 for approximately 5300 square feet of office and warehouse space in West Palm Beach, Florida. The four-year lease expires in August 2008. The Hydrological Services division will use this space which consists of both office and warehouse space.

The Company entered into a lease agreement for approximately 1500 square feet of office space in Brandon, Florida. The five-year lease, expires in December 2008. The Hydrological Services division will use this space for offices.

The Company entered into a lease agreement for approximately 1800 square feet of office space in New Delhi, India in September 2004. The lease is month to month. The India branch office will use this space for offices.

The Company believes that its facilities are adequate for its present needs and that its properties are in good condition, well maintained and adequately insured.

ITEM 3 - LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation with customers, vendors, suppliers and others in the ordinary course of business, and a number of such claims may exist at any given time. All such existing proceedings are not expected to have a material adverse impact on the Company's results of operations or financial condition. In addition, the Company or its subsidiaries are a party to the proceedings discussed below.

In 2003, the Company filed a claim with the Advance Tax Court of India seeking a ruling on a decision by the Government of Andhra Pradesh (GoAP) of India to assess a 48% income tax on the Company's contract of approximately $1,606,000. The GoAP believed that the Company had established a branch office in India and was therefore subject to Indian income tax. Although the Company did file an application for branch office status and received approval to open a branch office, the Company did not complete the registration and approval process with the Government of India and had not opened a branch office in India. The income tax amount that is at issue was approximately $770,000.

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

The Company is currently awaiting acceptance on two systems that were provided to the Government of Andhra Pradesh in 2002. All contractual items on the systems have been accepted with the exception of four water level monitoring sites that are located at reservoirs. The Government of Andhra Pradesh believes that the sites should go down approximately 100 meters at the sites. The Company does not believe that it is obligated to provide monitoring at 100 meters due to lack of specification. The Company only proposed 10 meters at each site. This matter will most likely be referred to an arbitrator as per provisions of the contract. In the event that the Company loses the arbitration hearing, additional costs of approximately $120,000 would be incurred to install the sites down to 100 meters.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders in the fourth quarter of 2004.

                                     PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

The common stock of Sutron Corporation is quoted over the counter through the NASD Bulletin Board supplied by the National Association of Securities Dealers, Inc. under the symbol STRN, and through the Pink Sheet Service of the National Quotation Bureau, Inc. The table below sets forth the high and low sales prices for the past two years.

MARKET INFORMATION

--------------------------------------------------------------------------------
                                      2004                     2003
--------------------------------------------------------------------------------
                               HIGH         LOW         HIGH         LOW
                             ---------    --------    ---------    --------
First Quarter                  $1.70       $ .65        $1.28       $ .67

Second Quarter                  3.75        1.25         1.40         .61

Third Quarter                   4.50        2.80         1.35         .60

Fourth Quarter                 12.00        3.90         1.45         .70
--------------------------------------------------------------------------------


(b) Approximate Number of Equity Shareholders:
Title of Class: Common Stock, $.01 par value Approximate Number of Record Holders At March 25, 2005: 190

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

The following table sets forth, for the periods presented, certain income statement data of the Company expressed as a percentage of revenues:


                                            PERCENTAGE OF REVENUES

                                    2004             2003             2002
                                    ----             ----             ----

Revenues                           100.0%           100.0%           100.0%
Cost of sales                       61.5             69.5             66.2
                                    ----             ----             ----
Gross profit                        38.5             30.5             33.8
                                    ----             ----             ----

Selling, general and
administrative expenses             14.4             20.1             21.8

Research and
Development expenses                 6.1              9.7             14.5
                                    ----             ----             ----

Operating income                    18.0               .7             (2.5)
Interest expense                      .1               .3               .5
                                    ----             ----             ----

Income before income taxes          17.9               .4             (3.0)
Income taxes (benefit)               6.5              (.5)            (1.9)
                                    ----             ----             ----
Net income                          11.4%              .9%            (1.1)%
                                   =====            =====            =====


FISCAL 2004 COMPARED TO FISCAL 2003

RESULTS OF OPERATIONS

The Company's revenues for 2004 increased 51% to $16.7 million from $11 million in 2003. The Company derives its revenues from the sale of products consisting primarily of dataloggers, satellite transmitters/loggers and sensors, integrated systems, hydrological services consisting primarily of equipment installation and maintenance and engineering services and airport weather systems.

Revenues from sales to domestic customers increased in 2004 to $11.3 million from $7.9 million in 2003, an increase of 42%. Standard products sales increased to $6.96 million in 2004 from $5.65 million in 2003. Revenues from integrated systems, which includes special projects and the Company's branch office in India, increased significantly to $1.95 million compared to $1.3 million in 2003 primarily due to increased software services projects and engineering services provided to Hanscom Air Force Base to develop the AN-FMQ-13(V)2 wind sensor system. Revenues for hydrological services increased to $2.36 million from $1 million in 2003 due to the expansion of operations in Florida.

Revenues from international sales increased 74% to $5.4 million in 2004 from $3.1 million in 2003. Sales of products increased to $3.73 million from $944 thousand in 2003 due to the Company providing dataloggers, sensors and other equipment totaling $2.4 million to a Canadian consortium for a flow monitoring and flood warning system in Poland. Revenues from integrated systems, which includes special projects and the Company's branch office in India, decreased to $1.7 million from $2.0 million due to fewer international systems projects. Revenue from airport weather systems, a division started in 2003, declined to $8 thousand in 2004 from $70 thousand in 2003.

The Company's largest customer in each of years 2004 and 2003 was the Department of the Interior, the principal agencies being the US Geological Survey and the Bureau of Reclamation, which accounted for 20% and 28% of revenues, respectively. Non-federal government, commercial and international revenues represented 56% of revenues in 2003 versus 55% in 2002.

GROSS PROFIT

Gross profit for 2004 increased 90% to $6.43 million from $3.36 million in 2003. Gross profit as a percentage of revenues for 2003 increased to 38.5% as compared to 30.5% in 2003.

Gross profit improved in 2004 due to the increase in revenues and due to improvements in the design and manufacturability of the SatLink 2 Satellite Transmitter/Logger. The Company certified the Satlink2 in January 2004 and began shipping units in May 2004. The SatLink2 was designed to have fewer parts, improved manufacturability and improved features compared to the SatLink. The Company also benefited from large project awards with Hanscom Air Force Base and a Canadian consortium for a flow monitoring and flood warning system in Poland. Both contracts required significant quantities that allowed the Company to obtain supplier pricing discounts that greatly improved margins. The Company's gross margin is dependent on product volumes, product mix, overhead expenses and projects that vary in terms of size, complexity and pricing competitiveness. All of these factors fluctuate from year to year.

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

In 2004, the Company's product development focus was on continual improvement of the SatLink2 and other core products. The Company certified the SatLink2 to operate on Chinas environmental satellite, FY-2C. The Company expects China to be a significant market. The Company also worked towards certification of a 40 Watt SatLink2 Satellite Transmitter/Logger that can be installed on existing and new ocean system buoys to send ocean and weather parameters including tsunami warnings through the global geostationary satellite systems in near real-time. Certification of the 40-Watt SatLink2 Satellite Transmitter/Logger was received from NESDIS in March 2005.

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

FISCAL 2003 COMPARED TO FISCAL 2002

RESULTS OF OPERATIONS

The Company's Revenues for 2003 increased 8% to $11.0 million from $10.2 million consisting primarily of dataloggers, SatLink transmitters and sensors, integrated systems and software that are done on a project specific basis, hydrological and engineering services and airport weather systems.

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

Revenues from international sales increased slightly to $3.1 million in 2003 from $2.95 million in 2002. Sales of standard products decreased to $944 thousand in 2003 from $1.3 million in 2002 due to decreased sales from China. Revenues from integrated systems and software were up $400 thousand to $2.0 million from $1.6 million due to the award of several large projects including a $499 thousand project to provide a rainfall measuring system to the government of Morocco, a $730 thousand World Meteorological project to provide airport meteorological systems to 13 small island states in the Caribbean and a $446 thousand standard product order from a hydropower company in Venezuela. The Company sold its first airport weather system in 2003 and realized revenue of $71,000.

The Company's largest customer in each of years 2003 and 2002 was the Department of the Interior, the principal agencies being the US Geological Survey and the Bureau of Reclamation, which accounted for 28% and 26% of revenues, respectively. Commercial and international revenues represented 55% of revenues in 2003 versus 48% in 2002.

GROSS PROFIT

Gross profit for 2003 decreased 2.7% to $3.36 million from $3.45 million in 2002. Gross margin as a percentage of revenues for 2002 decreased to 30.5% as compared to 33.8% in 2002. Increased sales of SatLink transmitters caused a decrease in the Company's margins. The Company certified a new SatLink transmitter, the SL2-G312-1, in December 2003 that will significantly improve future margins due to fewer parts and improved manufacturability. The Company's margins were also impacted by three projects that were awarded in 2002. Two projects were with the Government of Andhra Pradesh of India and one project was with the Meteorological Service of Mexico. All three projects were bid very competitively. The company completed the Mexico project in 2003. The Government of Andhra Pradesh projects are near completion. The Company anticipates that these projects will be completed in mid 2004. The Company's gross margin is dependent on product and system costs, product mix and overhead expenses, all of which fluctuate from year to year.

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

In 2003, the Company's product development focus was on the design and certification of the SL2-G312-1 in order to enhance the product and improve margins. The SL2-G312-1 is a high data rate satellite transmitter that transmits at 100, 300 and 1200 baud, incorporates GPS and functions as a logger as well. All GOES satellite customers are mandated by NESDIS to purchase high data rate satellite transmitters and to replace all old 100 baud transmitters within a ten-year period effective July 2001. The Company believes that the SL2 will allow it to dominate the replacement market.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $5.35 million at December 31, 2004 compared with $3.4 million at December 31, 2003. Cash on hand was $1,419,171 at December 31, 2004 compared to $388,612 at December 31, 2003. Of the cash balance on hand at December 31, 2004, $277,454 was restricted and served as collateral for international standby letters of credit and $108,568 was restricted and served as bid bonds on international tenders.

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


ITEM 8A - CONTROLS AND PROCEDURES

a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective.

Specifically, we discovered that we failed to timely file a Current Report on Form 8-K relating to our third quarter 2004 earnings press release. In addition, we identified control weaknesses relating to our non-compliance with certain disclosure requirements in the SEC's rules relating to periodic reports. After discovering such weaknesses, and in an effort to address and remedy the weaknesses, we have amended our annual report and filed a Report on Form 8-K to ensure appropriate public disclosures.

Our control weaknesses relate to our failure to devote sufficient resources to keep abreast of changing disclosure requirements, including those requirements that were imposed after the passage of the Sarbanes-Oxley Act of 2002. We are in the process of correcting the identified weaknesses by, among other things, allocating additional personnel to the disclosure process, adopting written disclosure controls and procedures, forming a disclosure controls committee that will consider the materiality of information and determine disclosure obligations on a timely basis, and engaging outside counsel to review our SEC filings on a more frequent basis. These actions should be completed during the second quarter of 2005.

b) Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 13 - EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

The following financial statements of the Company are filed as part of this Annual Report on Form 10-KSB as follows:

Index to Financial Statements                                               F-1

Report of Independent Auditors                                              F-2

Balance Sheets at December 31, 2004 and 2003                                F-3

Statements of Operations for the years ended December 31, 2004,
2003 and 2002                                                               F-4

Statements of Changes in Stockholders Equity for the years ended
December 31, 2004, 2003 and 2002                                            F-5

Statements of Cash Flows for the years ended December 31, 2004,
2003 and 2002                                                               F-6

Notes to Financial Statements                                               F-7

(a)(2) Financial Statement Schedules

Not applicable.

(a)(3) Exhibits

Exhibit No.                         Description

3(a) Copy of Articles of Incorporation of Sutron Corporation, received and approved December 30, 1975 (1)

3(b) Copy of Articles of Amendment to the Articles of Incorporation and Articles of Reduction of Stated Capital of Sutron Corporation received and approved September 7, 1983 (1)

3(c) By-laws of the Registrant (1)

3(d) Copy of Articles of Amendment to the Articles of Incorporation received and approved June 8, 1995 (10)

4(a) Specimen Shares of Common Stock Certificate (2)

4(b) Form of Warrant to be issued as part of Unit (2)

4(c) Amended Form of Warrant issued as part of Unit (3)

4(d) Incentive Stock Option Plan dated August 31, 1983 (1)

4(e) Stock Bonus Plan dated August 31, 1983 (1)

4(f) Loan and Security Agreement, dated December 11, 1992 between the Company and Crestar Bank (8)

4(g) 1996 Stock Option Plan (11)

4(h) 2002 Stock Option Plan (12)

10(a) Employment Agreement dated as of July 1, 1983 with Kenneth W. Whitt (1)

10(b) Employment Agreement dated as of July 1, 1983 with Dr. Raul S. McQuivey
      (1)

10(c) Employment Agreement dated as of July 1, 1983 with Dr. Thomas N. Keefer
      (1)

10(d) Employment Agreement dated as of July 1, 1983 with Duane M. Preble (1)

10(e) Purchase Agreement dated as of July 1, 1983 with Eric S. Clyde (1)

10(f) Stock Option Agreement between Registrant and Gerald Calhoun dated July 1,
      1983 (1)

10(g) Certified Copy of Resolution of Commissioners of Fairfax County Economic
      Development Authority, adopted October 12, 1982, approving $425,000 Industrial revenue bond loan to registrant (1)

10(h) Certified Copy of Resolution of Commissioners of Fairfax County Economic
      Development Authority, adopted March 8, 1983, approving $400,000 industrial revenue bond loan to registrant (1)

10(i) Certified Copy of Resolution of Board of Supervisors of Fairfax County, adopted March 21, 1983, approving issuance of industrial revenue bonds for purpose of $400,000 loan to Registrant (1)

10(j) License agreement dated January 29, 1987, with TSUKASA SOKKEN Co., Ltd.
      of Japan, to use U.S. Patent No. 3,677,085 (4)

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

10(l) Lease agreement dated September 18, 1987, with Squire Court Limited
      Partnership to lease building space (9,000 sq. ft.) (4)

10(m) Copy of termination agreement with Duane Preble dated April 1, 1988 (5)

10(n) Sale agreement with National Hospital Health System Corporation, dated
      November 29, 1989, and subsequent amendments dated December 29, 1989, February 28, 1990, and March 27, 1990, to sell land and building in Herndon, Virginia (6)

10(o) Lease agreement dated May 9, 1990 with National Hospital Health System
      Corporation to lease building space (5545 sq .ft.) (7)

10(p) Stock Option Agreement between Sutron Corporation and Glenn A. Conover dated October 15, 1990 (7)

10(q) Stock Option Agreement between Sutron Corporation and Daniel W. Farrell dated October 15, 1990 (7)

10(r) Lease agreement dated July 30, 1992 with Loudoun Holding Inc. to lease building space (16,794 s q. ft.) (8)

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

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item relating to principal accountant fees and services is incorporated by reference to the Proxy Statement under the section "Ratification of the Appointment of Independent Accountants".

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Sutron Corporation
                                                   (Registrant)

Date:  March 30, 2005
By /s/ Raul S. McQuivey                            Raul S. McQuivey, Chairman of
                                                   the Board of Directors,
                                                   President and Chief
                                                   Executive Officer

In accordance with the Securities Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  March 30, 2005
By /s/ Raul S. McQuivey                            Raul S. McQuivey,
--------------------------------------------------------------------------------
                                                   Chairman of
                                                   the Board of Directors,
                                                   President and Chief
                                                   Executive Officer

Date:  March 30, 2005
By /s/ Thomas N. Keefer                            Thomas N. Keefer,
--------------------------------------------------------------------------------
                                                   Director and
                                                   Vice President

Date:  March 30, 2005
By /s/ Daniel W. Farrell                           Daniel W. Farrell,
--------------------------------------------------------------------------------
                                                   Director and
                                                   Vice President

Date:  March 30, 2005
By /s/ Sidney C. Hooper                            Sidney C. Hooper,
--------------------------------------------------------------------------------
                                                   Director and
                                                   Chief Financial
                                                   Officer

Date:  March 30, 2005
By /s/ Robert F. Roberts, Jr.                      Robert F. Roberts, Jr.,
--------------------------------------------------------------------------------
                                                   Director

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

Statements of Cash Flows for the years ended
December 31, 2004 and 2003                                                  F-6

Notes to Financial Statements                                               F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders
Sutron Corporation
Sterling, Virginia

We have audited the accompanying balance sheets of Sutron Corporation as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sutron Corporation as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.


/S/ THOMPSON, GREENSPON & CO.

FAIRFAX, VIRGINIA
FEBRUARY 18, 2005

                               SUTRON CORPORATION
                                 BALANCE SHEETS

                                                             December 31,
                                                         2004           2003
--------------------------------------------------------------------------------
ASSETS

Current Assets
    Cash and cash equivalents                         $1,419,171     $  388,612
    Accounts receivable                                3,755,439      3,062,205
    Inventory                                          2,371,476      2,438,275
    Prepaid items and other                              270,014        122,150
    Deferred income taxes                                179,000        120,000

       TOTAL CURRENT ASSETS                            7,995,100      6,131,242

Property and equipment, at cost                        3,038,168      2,723,107
Less - Accumulated depreciation and
amortization                                          (2,328,496)    (2,125,624)

        Net property, plant and equipment                709,672        597,483
    Other assets                                          51,133         22,986
    Deferred income taxes                                    --         133,000
TOTAL ASSETS                                          $8,755,905     $6,884,711
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable                                  $  943,616     $1,047,805
    Accrued payroll                                      272,601         50,142
    Other accrued expenses                             1,400,779        850,726
        Line of credit                                       --         399,454
        Note payable - stockholder                           --         330,000
        Notes payable - current                           25,613         49,936

          TOTAL CURRENT LIABILITIES                    2,642,609      2,728,063

Long-Term Liabilities

    Notes payable, net of current maturities              89,666        100,129
    Deferred income taxes                                172,000        111,000

         TOTAL LIABILITIES                             2,904,275      2,939,192

Stockholders' Equity
    Common stock                                          42,896         42,896
    Additional paid-in capital                         2,306,655      2,306,655
    Retained earnings                                  3,497,930      1,595,968
    Accumulated other comprehensive income                 4,149            --

         TOTAL STOCKHOLDERS' EQUITY                    5,851,630      3,945,519
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $8,755,905     $6,884,711
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                SUTRON CORPORTION
                            STATEMENTS OF OPERATIONS

                                                     Years Ended

                                          2004           2003           2002
--------------------------------------------------------------------------------


Revenues                              $16,678,889    $11,015,689    $10,202,658
Cost of sales                          10,252,952      7,658,887      6,753,599
    Gross profit                        6,425,937      3,356,802      3,449,059

Operating expenses
    Selling, general and
      administrative expenses           2,396,690      2,218,450      2,225,120
    Research and development
      expenses                          1,018,874      1,065,559      1,480,706
 Total operating expenses               3,415,564      3,284,009      3,705,826
Operating income (loss)                 3,010,373         72,793       (256,767)

Interest expense, net                     (30,411)       (29,778)       (47,314)
Income (loss) before income
 taxes                                  2,979,962         43,015       (304,081)

Income tax expense (benefit)            1,078,000        (52,000)      (194,000)
Net income (loss)                     $ 1,901,962    $    95,015    $  (110,081)



Net income (loss) per share:
Basic income (loss) per share              $.44           $.02          $(.03)
Diluted income (loss) per share            $.38           $.02          $(.03)
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                               SUTRON CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                                                                                             Accumulated
                                                                Additional                      Other
                                       Common        Stock       Paid-In        Retained    Comprehensive
                                       Shares      Par Value     Capital        Earnings        Income         Total
-----------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2001           4,289,551     $42,896     $2,306,655     $1,611,034       $          $3,960,585
Net loss for 2002                                                               (110,081)                    (110,081)
-----------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2002           4,289,551      42,896      2,306,655      1,500,953                    3,850,504
Net income for 2003                                                                95,015                       95,015
-----------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2003           4,289,551      42,896      2,306,655      1,595,968                    3,945,519
Comprehensive income:
Net income for 2004                                                             1,901,962
Cumulative translation adjustment                                                                 4,149
Total comprehensive income                                                                                   1,906,111
-----------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2004           4,289,551     $42,896     $2,306,655     $3,497,930       $ 4,149     $5,851,630
=======================================================================================================================





The accompanying notes are an integral part of these financial statements.

                                SUTRON CORPORTION
                            STATEMENTS OF CASH FLOWS
                             Year Ended December 31,

                                                   2004          2003          2002
--------------------------------------------------------------------------------------
OPERATIONS
Net income (loss)                               $1,901,962    $   95,015    $ (110,081)
Non-cash items included in net income (loss):
 Depreciation and amortization                     202,873       196,205       207,567
 Deferred income taxes                             135,000        62,000       (51,000)
 Changes in current assets and liabilities:
  Accounts receivable                             (693,234)   (1,247,530)      101,708
  Inventory                                         66,799      (409,290)      530,823
  Prepaid items and other assets                  (147,864)       60,218      (120,319)
  Income taxes receivable                              --            --         67,890
  Accounts payable                                (104,189)      564,153        27,228
  Accrued expenses                                 772,512       152,874       199,744
                                                ----------    ----------    ----------
Cash flow from operating activities              2,133,859      (526,355)      853,560
                                                ----------    ----------    ----------

INVESTMENTS
    Purchase of property and equipment            (185,562)     (155,686)      (53,566)
    Other assets                                   (28,147)       (1,297)       (8,132)
                                                ----------    ----------    ----------
 Cash flow from investing activities              (213,709)     (156,983)      (61,698)
                                                ----------    ----------    ----------

FINANCING
    (Payments on) proceeds from
         line of credit, net                      (399,454)      399,454      (374,894)
    Proceeds from term notes payable                   --        165,572           --
    (Payments on) proceeds from
      stockholder loan                            (330,000)      330,000           --
    Payments on term notes payable                (164,286)     (224,816)     (118,204)
                                                ----------    ----------    ----------
Cash flow from financing activities               (893,740)      670,210      (493,098)
                                                ----------    ----------    ----------
CURRENCY ADJUSTMENTS
 Effect of exchange rate changes on cash             4,149             0             0
                                                ----------    ----------    ----------
CASH AND CASH EQUIVALENTS
Net change in cash and cash   equivalents        1,030,559       (13,128)      298,764
Beginning balance                                  388,612       401,740       102,976
                                                ----------    ----------    ----------
Ending balance                                  $1,419,171    $  388,612    $  401,740
                                                ==========    ==========    ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
Purchase of property and equipment
  by notes payable                              $  129,500    $      --     $      --

--------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

SUTRON CORPORATION

NOTES TO FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Sutron Corporation (the Company) was incorporated on December 30, 1975, under the General Laws of the Commonwealth of Virginia. The Company operates from its headquarters located in Sterling, Virginia. The Company has several branch offices located throughout the United States and a branch office in India. The Company is a leading provider of real-time data collection and control products, systems software and professional services in the hydrological and meteorological monitoring markets. The Company's products include data loggers, satellite transmitters/loggers, sensors, and system and application software. Customers consist of a diversified base of Federal, state, local and foreign government agencies, universities and hydropower companies.

REVENUE RECOGNITION

The Company utilizes the accrual method of accounting for both financial statement and tax return reporting purposes. The Company recognizes revenue from product sales upon shipment. Selling, general and administrative expenses are charged against periodic income as incurred. Revenue from cost-plus-fee contracts is recognized to the extent of costs incurred, plus a proportionate amount of fees earned. Revenue from fixed-price contracts is recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs. Revenue from time-and-materials contracts is recognized to the extent of billable rates, times hours delivered, plus direct materials costs incurred. Contract costs include allocated indirect costs and general and administrative expenses. Anticipated losses are recognized as soon as they become known.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, cash equivalents include time deposits and all highly liquid debt instruments with original maturities of three months or less. Interest paid amounted to $32,489, $27,859 and $48,936 in 2004, 2003 and 2002, respectively. Income taxes paid was $600,000 in 2004. No income taxes were paid in 2003 and 2002. During the year, the Company entered into international contracts that required standby letters of credit. The standby irrevocable letters of credit shall expire in March 2005. At December 31, 2004, $277,454 of the cash and cash equivalents balance is restricted for these standby letters of credit. During the year, the Company submitted contract proposals that required bid bonds or bank guarantees. At December 31, 2004, $108,568 of the cash and cash equivalents balance is restricted for these bid bonds.

INVENTORY

Inventory is stated at the lower of cost or market. Electronic components costs, work in process and finished goods costs consist of materials, labor and overhead and are recorded at a standard cost that approximates the average cost method.

ACCOUNTS RECEIVABLE

Based on management's evaluation of uncollected accounts receivable at the end of each year, bad debts are provided for utilizing the allowance method. The allowance for doubtful accounts as of December 31, 2004 and 2003 approximate $32,100 and $10,000, respectively. At December 31, 2004 and 2003, the Company's investment in accounts 90 days or more past due is $434,818 and $175,950, respectively, net of contract retainages.

PROPERTY, PLANT AND EQUIPMENT

Equipment is recorded at cost and depreciated over their estimated useful lives, ranging from 3 to 7 years, using the straight-line method for financial statement purposes, and the straight-line and accelerated methods for income tax purposes. Expenditures for maintenance, repairs, and improvements that do not materially extend the useful lives of the assets are charged to earnings as incurred. When items of property, plant, and equipment are disposed of, the cost of the asset and the related accumulated depreciation are removed from the accounts. Any gain or loss resulting from the removal from service is taken into the current period earnings.

INCOME TAXES

The Company utilizes an asset and liability approach to accounting for income taxes. The objective is to recognize the amount of income taxes payable or refundable in the current year based on the Company's income tax return and the deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The asset and liability method accounts for deferred income taxes by applying enacted statutory rates to temporary differences, the difference between financial statement amounts and tax bases of assets and liabilities. The resulting deferred tax liabilities or assets are classified as current or non-current based on the classification of the related asset or liability. Deferred income tax liabilities or assets are adjusted to reflect changes in tax laws or rates in the year of enactment.

FOREIGN CURRENCY TRANSLATION

Results of operations for the Company's foreign branch office are translated from the designated functional currency to the U.S. dollar using average exchange rates during the period, while assets and liabilities of the foreign branch office are translated at the exchange rate in effect at the reporting date. Resulting gains or losses from translating foreign currency financial statements are included in other comprehensive income, net of any related tax effect.

FINANCIAL INSTRUMENTS

The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and short term notes payable approximate their carrying amounts in the financial statements. Based on the borrowing rates currently available to the Company for debt with similar maturity dates and collateral, the estimated fair value of long-term debt is $90,000 and $100,000 at December 31, 2004 and 2003, respectively.

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

STOCK COMPENSATION PLANS

At December 31, 2004, the Company had three stock-based employee compensation plans, which are described more fully in Note 12. The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. APB No. 25 provides that compensation expense relative to a company's employee stock options is measured based on the intrinsic value of the stock options at the measurement date.

In December 2004, the FASB issued SFAS No. 123 (revised), "Share-Based Payment". SFAS No. 123R eliminates the intrinsic value method under APB 25 as an alternative method of accounting for stock-based awards. SFAS NO. 123R also revises the fair value-based method of accounting for share- based payment liabilities, forfeitures and modifications of stock-based awards and clarifies the guidance of SFAS No. 123, "Accounting for Stock- based Compensation," in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, "Statement of Cash Flows," to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows.

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

If compensation expense had been recorded based on the fair value of awards under the stock option and purchased plans set forth in SFAS No. 123, as amended, the Company's net income (loss) attributable to common stockholders would have been adjusted to the pro forma amounts presented below, for the years ended December 31:

                                                 2004        2003        2002
--------------------------------------------------------------------------------

Net income (loss) as reported                 $1,901,962   $ 95,015   $(110,081)

Stock based compensation expense determined       44,004     26,005      43,519
under the fair value based method, net of tax
--------------------------------------------------------------------------------
Pro forma net income (loss)                   $1,857,958   $ 69,010   $(153,600)
================================================================================

Net income (loss) per share:
  As reported                                      $.44       $.02       $(.03)
  Pro forma                                        $.43       $.02       $(.04)

Net income (loss) per diluted share:
  As reported                                      $.38       $.02       $(.03)
  Pro forma                                        $.38       $.02       $(.03)

The fair value of Sutron Corporation stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black Scholes pricing model and with the following assumptions: a risk free interest rate of 5.0 percent, no estimated dividend yield, an expected volatility of 30 percent and an expected holding period of five years.

2. Accounts Receivable

Accounts receivable at December 31 consists of the following:

                                                         2004           2003
                                                      ----------     ----------

Current                                               $2,617,094     $1,650,736
Costs in excess of billings and estimated earnings       730,120      1,349,621
Contract retainage                                       408,225         61,848
                                                      ----------     ----------
Totals                                                $3,755,439     $3,062,205
                                                      ==========     ==========
3. Inventory

Inventory consists of the following at December 31:

                                                         2004           2003
                                                      ----------     ----------

Electronic components                                 $  786,296     $  992,292
Work in process                                        1,077,091        924,301
Finished goods                                           508,089        521,682
                                                      ----------     ----------
Totals                                                $2,371,476     $2,438,275
                                                      ==========     ==========
4. Property and Equipment

A summary of property and equipment at December
31 is as follows:

                                                         2004           2003
                                                      ----------     ----------

Furniture, fixtures and equipment                     $2,649,294     $2,526,526
Vehicles                                                 301,056        119,667
Leasehold improvements                                    87,818         76,914
                                                      ----------     ----------
Totals                                                $3,038,168     $2,723,107
                                                      ==========     ==========

Accumulated depreciation and amortization at
December 31 is as follows:

                                                         2004           2003
                                                      ----------     ----------

Furniture, fixtures and equipment                     $2,190,992     $2,028,053
Vehicles                                                 101,714         66,197
Leasehold improvements                                    35,790         31,374
                                                      ----------     ----------
Totals                                                $2,328,496     $2,125,624
                                                      ==========     ==========

Depreciation and amortization expense totaled $202,873, $196,205, and $207,567 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

6. Notes Payable - Stockholders

Notes payable of $330,000 to stockholders was paid off during the year ended December 31, 2004. The notes accrued interest at 7.25 percent per annum. Interest paid on the note was $18,210 and $7,395 for the years ended December 31, 2004 and 2003, respectively.

7. Notes Payable

Notes payable consists of the following as of December 31:

                                                         2004           2003
                                                      ----------     ----------
Vehicle note payable is secured by the underlying
vehicle. The noteis payable in monthly
installmentsof $675, including interest at
14.25%, and matures December 27, 2009.                $   28,405     $      --

Two vehicle notes payable are secured by the
underlying vehicles. The notes are payable in
monthly installments of $494, including
interest of 5.49%, and both mature September 4,
2008.                                                     38,442            --

Vehicle note payable is secured by the underlying
vehicle is non-interest bearing and is payable in
monthly installments of $692. The note matures
January 27, 2009.                                         33,920            --

Bank note payable dated July 25, 2003 is secured
by substantially all the assets of the Company and
guaranteed by the directors of the Company. The
note is payable in monthly installments of $4,528,
including interest at 6.75%. The note was paid
in 2004.                                                     --         132,459

Vehicle note payable is secured by the
underlying vehicle, is non-interest bearing
and is payable in monthly installments
of $259. The note matures September 9, 2009.              14,512         17,606
                                                      ----------     ----------
Total notes payable outstanding                          115,279        150,065
Current maturities                                        25,613         49,936
                                                      ----------     ----------
Long-term maturities                                  $   89,666     $  100,129
                                                      ==========     ==========

Principal maturities for notes payable are as follows:

Year ending December 31:
         2005                                         $   25,613
         2006                                             27,744
         2007                                             28,259
         2008                                             23,982
         2009                                              9,681
                                                      ----------
             Total                                    $  115,279
                                                      ==========

8. Lease Obligations

The Company leases space for its headquarters and production facilities, which expires in March 2006. The operating lease calls for monthly rent of $11,892, an estimated $4,810 as the Company's pro rata share of operating expenses, an estimated $4,750 of common area maintenance fees and annual rent increases of 3 percent. The Company has an option to extend the lease through March 2009. The Company leases additional office and warehouse space in Sterling, Virginia. The lease expires March 2006 and requires monthly rent payments of $5,275. The Company has an option to extend the lease through March 2009.

The Company leases office and warehouse space in West Palm Beach, Florida. The four-year lease, expiring in August 2008, requires monthly payments of $5,827. The Company entered into a lease agreement for office space in Brandon, Florida. The five-year lease, expiring on December 31, 2008, requires monthly payments of $1,984 and annual increases of four percent.

The following is a schedule of future minimum lease payments by year:

Year ending December 31:
          2005                                        $  302,938
          2006                                           146,292
          2007                                            93,720
          2008                                            70,416
         Total                                        $  613,366

Rent expense amounted to $287,000, $274,000 and $268,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

9. Income Taxes

The income tax expense (benefit) charged to operations for the years ended December 31 were as follows:

                                            2004          2003          2002
                                         ----------    ----------    ----------
Current income tax expense(benefit)      $  943,000    $   37,000    $ (143,000)
Deferred tax expense (benefit)              135,000       (89,000)      (51,000)
                                         ----------    ----------    ----------
Total income tax expense (benefit)       $1,078,000    $  (52,000)   $ (194,000)
                                         ==========    ==========    ==========

Deferred tax assets are comprised of the following at December 31:

                                            2004          2003          2002
                                         ----------    ----------    ----------
Accrued vacation and warranty            $  179,000    $  120,000    $   75,000
Net operating loss carryforward                 --            --        120,000
Business tax credits                            --        133,000           --
                                         ----------    ----------    ----------
Gross deferred tax assets                   179,000       253,000       195,000
Gross deferred tax liability -
  depreciation                             (172,000)     (111,000)     (142,000)
                                         ----------    ----------    ----------
Net deferred tax asset                   $    7,000    $  142,000    $   53,000
                                         ==========    ==========    ==========

The realization of the deferred tax assets is dependent on future taxable earnings. The Company has not provided for a deferred tax asset valuation allowance due to their current and anticipated future earnings. A reconciliation between the amount of reported income tax expense and the amount computed by multiplying the applicable statutory

Federal income tax rate is as follows:
                                            2004          2003          2002
                                         ----------    ----------    ----------
Income (loss) before income taxes        $2,979,962    $   43,015    $ (304,081)
Applicable statutory tax rate                   34%           34%           34%
                                         ----------    ----------    ----------
Computed "expected" Federal
   income tax expense (benefit)           1,013,000        15,000      (104,000)
Adjustments to Federal income tax
   resulting from:
State income tax expense (benefit)          115,000         2,000       (18,000)
Tax credits                                 (50,000)      (69,000)      (72,000)
                                         ----------    ----------    ----------
Income tax expense (benefit)             $1,078,000    $  (52,000)   $ (194,000)
                                         ==========    ==========    ==========
10. Major Customers

Set forth below are customers, including agencies of the U.S. Government, from which the Company received more than 10 percent of total revenue for the years ended December 31:

                                            2004          2003          2002
                                         ----------    ----------    ----------
Department of Interior                       20%           27%           26%
International                                32%           28%           29%
Commercial                                   24%           27%           19%
Department of Defense                        16%           10%           17%

Set forth below are customers, including agencies of the U.S. Government, from which the Company had more than 10 percent of total accounts receivable outstanding for the year ended December 31, 2004:

National Oceanic and Atmospheric Administration        $  879,791
South Florida Water Management                            479,060

11. Concentrations of Credit Risk

At times throughout the year, cash and cash equivalents exceeded FDIC insurance limits. As of December 31, 2004 and 2003, the Company's cash deposits exceeded the FDIC insured amount by approximately $1,189,000 and $580,000, respectively.

12. Stock Option Plans

STOCK OPTIONS The Company has granted stock options under the 2002, 1997 and the 1996 Stock Option Plans to key employees and directors for valuable services provided to the Company. Under the 1996 Plan the Company authorized 260,000 shares, 259,000 of which have been granted. Under the 1997 and 2002 Stock Option Plans, the Company authorized 60,000 shares and 400,000 shares, respectively, all of which have been granted. Shares under all of the plans may be granted at not less than 100 percent of the fair market value at the grant date. All options have a ten-year term from the date of grant. Cancelled or expired options are able to be reissued. The following summarizes the option activity under these plans for the last three years:

                                         Number of     Option Price
                                           Shares        Per Share
                                         ----------    ------------
Outstanding, December 31, 2001              270,000    $.62 - 1.125
Grants                                      347,000        .55
Exercised                                       --          --
Cancelled or expired                        (88,000)    .62 - 1.125
                                         ----------    ------------
Outstanding, December 31, 2002              529,000     .40 - 1.125
Grants                                      180,000     .68 -  .75
Exercised                                       --          --
Cancelled or expired                            --          --
                                         ----------    ------------
Outstanding, December 31, 2003              709,000     .40 - 1.125
Grants                                       10,000           2.80
Exercised                                       --          --
Cancelled or expired                            --          --
                                         ----------    ------------
Outstanding, December 31, 2004              719,000    $.40 - 2.80
                                         ==========    ============

The vesting period of the remaining options is as follows:

Vested and exercisable                      374,800
January 1, 2005                             103,400
January 1, 2006                             103,400
January 1, 2007                             103,400
January 1, 2008                              34,000
                                            -------
                                            719,000
                                            =======

13. Earnings Per share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock.

                                                Years Ended December 31,
                                            2004          2003          2002
                                         ----------    ----------    ----------
Net income (loss)                        $1,901,962    $   95,015      (110,081)
Shares used in calculation of income
 (loss) per share:
   Basic                                  4,289,551     4,289,551     4,289,551
   Effect of dilutive options               661,558        35,743           --
                                         ----------    ----------    ----------
Diluted                                   4,951,109     4,325,294     4,289.551
                                         ==========    ==========    ==========
Net income (loss) per share:
   Basic                                     $.44          $.02         $(.03)
   Diluted                                   $.38          $.02         $(.03)

Contracts to issue common stock that are anti-dilutive in nature are not included in the earnings per share calculations. Stock options outstanding at December 31, 2002 were considered anti-dilutive.

14.  Profit Sharing Plan

The 401 (k) Profit Sharing Plan covers substantially all full time employees. Contributions to the plan are determined each year by the Board of Directors based on profits. The Company made a profit sharing contribution for the year ended December 31, 2004, of $175,000. No contributions were made for the years ended December 31, 2003 and 2002.

15.  Segment Information

The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company currently reports its results in four divisions: Hydromet Products, Integrated Systems, Hydrological Services and Airport Weather Systems. Hydromet Products is responsible for the manufacture and sale of the Company's products including dataloggers, satellite transmitters/loggers and sensors. Integrated Systems is responsible for systems design, integration and installation of hydro-meteorological systems. Results of the Company's Special Projects group and India Branch Office are included in Integrated Systems results for segment reporting purposes. Hydrological Services provides hydrological and engineering services including installation, maintenance, modeling, and hydrologic studies. Airport Weather Systems provides systems design, integration and installation of meteorological monitoring systems at airports.

The results of these segments are shown below:

                                          2004           2003           2002
Revenue                               -----------    -----------    -----------
 Hydromet Products                    $10,688,677    $ 6,591,890    $ 6,897,932
 Integrated Systems                     3,622,510      3,361,324      3,195,203
 Hydrological Services                  2,359,302        992,018        119,523
 Airport Weather Systems                    8,400         70,458            --
                                      -----------    -----------    -----------
  Totals                              $16,678,889    $11,015,689     10,202,658
                                      ===========    ===========    ===========
Cost of Goods Sold
 Hydromet Products                    $ 6,030,074    $ 4,413,424    $ 4,499,752
 Integrated Systems                     2,055,769      2,359,824      2,144,298
 Hydrological Services                  2,159,557        804,496        109,548
 Airport Weather Systems                    7,553         81,143            --
                                      -----------    -----------    -----------
  Totals                              $10,252,952    $ 7,658,887    $ 6,753,599
                                      ===========    ===========    ===========
Gross Margin
 Hydromet Products                    $ 4,658,603    $ 2,178,466    $ 2,398,179
 Integrated Systems                     1,566,742      1,001,499      1,050,905
 Hydrological Services                    199,745        187,522            (25)
 Airport Weather Systems                      847        (10,686)           --
                                      -----------    -----------    -----------
  Totals                              $ 6,425,937    $ 3,356,802    $ 3,449,059
                                      ===========    ===========    ===========

16. Export Sales

Export sales from the Company's operations were as follows:

                                               Year ended December 31
                                          2004           2003           2002
                                      -----------    -----------    -----------
Central and South America             $   695,376    $ 1,597,196    $   247,419
Canada                                    246,189        175,295        548,228
Asia                                    1,265,532        850,159      1,954,862
Australia/New Zealand                      62,795         34,400         35,147
Europe and other                        3,141,371        414,466         61,848
                                      -----------    -----------    -----------
                                      $ 5,411,263    $ 3,071,516    $ 2,947,504
                                      ===========    ===========    ===========