Form 10QSB
period 2005-06-30
SUTRON CORP
filed 2005-08-15
CIK 728331

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  _____________

                                   FORM 10-QSB
                                  _____________


     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 2005

                         COMMISSION FILE NUMBER: 0-12227





                               SUTRON CORPORATION
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)


          VIRGINIA                                             54-1006352
-------------------------------                          ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)


                 21300 RIDGETOP CIRCLE, STERLING, VIRGINIA 20166
                 -----------------------------------------------
                    (Address of principal executive offices)


                                  703-406-2800
                           ---------------------------
                           (Issuer's telephone number)


              Securities registered under Section 12(g) of the Act:


                          COMMON STOCK, $0.01 PAR VALUE
                          -----------------------------
                                (Title of class)




Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports); and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [_]

There were 4,289,551 outstanding shares of the issuer's only class of common equity, Common Stock, $0.01 par value, on August 12, 2005.

================================================================================

                               SUTRON CORPORATION
                          FORM 10-QSB QUARTERLY REPORT
                       FOR THE QUARTER ENDED JUNE 30, 2005

                                TABLE OF CONTENTS



PART I

Financial Statement Item.......................................................2

Consolidated Financial Statements..............................................2

Consolidated Balance Sheet as of June 30, 2005
  and December 31, 2004........................................................2

Consolidated Income Statements for the Three
  Months Ended June 30, 2005 and 2004..........................................3

Consolidated Income Statements for the Six
  Months Ended June 30, 2005 and 2004..........................................4

Consolidated Cash Flow Statements for the Six
  Months Ended June 30, 2005 and 2004..........................................5

Financial Footnotes............................................................6

Management Discussion..........................................................7

Controls and Procedures.......................................................12





PART II

Legal Proceedings.............................................................13

Submission of Matters to a Vote
  Of Security Holders.........................................................14

Exhibits......................................................................14

Reports on Form 8-K...........................................................15

Signatures....................................................................15

PART I. CONDENSED FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                               SUTRON CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)




                                                     June 30,      December 31,
                                                       2005            2004
                                                   ------------    ------------
ASSETS

Current Assets
    Cash and cash equivalents                      $    439,313    $  1,419,171
    Accounts receivable                               4,078,853       3,755,439
    Inventory                                         2,883,952       2,371,476
    Prepaid items and other                             487,186         270,014
    Deferred income taxes                               179,000         179,000
                                                   ------------    ------------
       Total Current Assets                           8,068,304       7,995,100

Property and equipment, at cost                       3,139,055       3,038,168
  Less - Accumulated depreciation and
  amortization                                       (2,448,497)     (2,328,496)
                                                   ------------    ------------
    Net property, plant and equipment                   690,558         709,672
    Other assets                                         49,923          51,133
                                                   ------------    ------------
TOTAL ASSETS                                       $  8,808,785    $  8,755,905
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable                               $    971,828    $    943,616
    Accrued payroll                                      95,715         272,601
    Other accrued expenses                            1,089,586       1,400,779
    Accrued income taxes
    Notes payable - current                              35,263          25,613
                                                   ------------    ------------
       Total Current Liabilities                      2,192,392       2,642,609

Long-Term Liabilities
    Notes payable, net of current
      maturities                                         67,717          89,666
    Deferred income taxes                               172,000         172,000
                                                   ------------    ------------
       Total Liabilities                              2,432,109       2,904,275

Stockholders' Equity
    Common stock                                         42,896          42,896
    Additional paid-in capital                        2,306,655       2,306,655
    Retained earnings                                 4,022,200       3,497,930
    Accumulated other comprehensive income                4,925           4,149
                                                   ------------    ------------
       Total Stockholders' Equity                     6,376,676       5,851,630
                                                   ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  8,808,785    $  8,755,905
                                                   ============    ============


See Accompanying Notes to Financial Statements

                                SUTRON CORPORTION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                               Three Months Ended
                                    June 30,





                                                       2005            2004
                                                   ------------    ------------


Revenues                                           $  3,157,884    $  4,073,841

Cost of Goods Sold                                    1,902,923       2,392,705
                                                   ------------    ------------
Gross Profit                                          1,254,961       1,681,136

Research and Development Expenses                       371,174         252,003

Selling, General, and Administrative Expenses           682,607         574,167
                                                   ------------    ------------
Income (Loss) from Operations                           201,180         854,966

Interest income (expense)                                 4,799          (8,968)
                                                   ------------    ------------
Income (Loss) before Provision for Income Taxes         205,979         845,998

Provisions for Income Taxes                              74,000         309,000
                                                   ------------    ------------

Net Income                                         $    131,979    $    536,998
                                                   ============    ============

Net Income per Common Share                        $        .03    $        .13
                                                   ============    ============

Weighted Average Number of Common Shares              4,289,551       4,289,551
                                                   ============    ============



See Accompanying Notes to Financial Statements

                                SUTRON CORPORTION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                     Six Months Ended June 30,
                                                   ----------------------------
                                                       2005            2004
                                                   ------------    ------------

Revenues                                           $  7,051,817    $  7,801,069

Cost of Goods Sold                                    4,142,193       4,754,806
                                                   ------------    ------------
Gross Profit                                          2,909,624       3,046,263

Research and Development Expenses                       680,668         499,898

Selling, General, and Administrative Expenses         1,413,345       1,120,910
                                                   ------------    ------------
Income (Loss) from Operations                           815,611       1,425,455

Interest income (expense)                                 8,659         (24,179)
                                                   ------------    ------------
Income (Loss) before Provision for Income Taxes         824,270       1,401,276

Provisions for Income Taxes                             300,000         499,000
                                                   ------------    ------------

Net Income                                         $    524,270    $    902,276
                                                   ============    ============

Net Income per Common Share                        $        .12    $        .21
                                                   ============    ============

Weighted Average Number of Common Shares              4,289,551       4,289,551
                                                   ============    ============






See Accompanying Notes to Financial Statements

                                SUTRON CORPORTION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)





                                                    Six Months Ended June 30,
                                                   ----------------------------
                                                       2005            2004
                                                   ------------    ------------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                $    524,270    $    902,276

  Depreciation and amortization                         120,000         108,000
 (Increase) Decrease in:
    Accounts receivables                               (323,414)
    Inventory                                          (512,476)        140,356
    Prepaid items and other                            (217,172)        166,110
    Deferred income taxes                                     0         (60,658)
    Other assets                                          1,210          (1,000)

Increase (Decrease) in:
    Accounts payable                                     28,212        (380,482)
    Accrued expenses                                   (488,079)        698,197
                                                   ------------    ------------
Net Cash Provided by Operating Activities              (867,448)        326,795

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                   (100,887)       (137,049)
                                                   ------------    ------------
Net Cash Used in Investing Activities                  (100,887)       (137,049)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on line of credit                                   --        (120,301)
Payments on Term notes payable                          (12,299)             --
Payments on shareholder notes payable                        --        (200,000)
Proceeds from term notes payable                             --          12,752
                                                   ------------    ------------
Net Cash (Used) by Financing Activities                 (12,299)       (307,549)

CURRENCY ADJUSTMENTS
Effect of exchange rate changes on cash                     776              --
                                                   ------------    ------------
Net Increase (Decrease) in Cash                        (979,858)       (117,803)
Cash and Cash Equivalents, January 1                  1,419,171         388,612
                                                   ------------    ------------

CASH AND CASH EQUIVALENTS, JUNE 30                 $    439,313    $    270,809
                                                   ============    ============





See Accompanying Notes to Financial Statements

                               SUTRON CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2005

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

                                              COMPUTATION OF PER SHARE EARNINGS
                                                 THREE MONTHS ENDED JUNE 30,
                                                 ---------------------------
                                                    2005             2004
                                                 ----------       ----------
BASIC EPS:
Average shares outstanding                        4,289,551        4,289,551
Net Income                                       $  131,979       $  536,998
Net Income per common share                      $      .03       $      .13

DILUTIVE EPS:
Average shares outstanding                        4,289,551        4,289,551
Effect of dilutive securities                       631,664          535,783
Total average shares outstanding                  4,921,215        4,825,324
Net earnings                                     $  131,979       $  536,998
Net income per diluted share                     $      .03       $      .11


                                                  SIX MONTHS ENDED JUNE 30,
                                                 ---------------------------
                                                    2005             2004
                                                 ----------       ----------
BASIC EPS:
Average shares outstanding                        4,289,551        4,289,551
Net Income                                       $  524,270       $  902,276
Net Income per common share                      $      .12       $      .21

DILUTIVE EPS:
Average shares outstanding                        4,289,551        4,289,551
Effect of dilutive securities                       640,849          535,783
Total average shares outstanding                  4,930,400        4,825,334
Net earnings                                     $  524,270       $  902,276
Net income per diluted share                     $      .11       $      .19

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

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

The Company is focused on providing real-time solutions and services to our customers in three areas of the hydrological and meteorological markets. First, we provide real-time data collection and control products consisting primarily of dataloggers, satellite transmitters/loggers and sensors. Second, we provide turnkey integrated systems for hydrological and meteorological networks and airport weather systems. Third, we provide site installation, equipment maintenance, flow monitoring, science and engineering and other related engineering services in support of our customers. The Company's customers include a diversified base of federal, state, local and foreign governments, engineering companies, universities, and hydropower companies.

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                       2005             2004
                                                    ----------       ----------
Revenues                                                 100.0%           100.0%
Cost of sales                                             60.3             58.7
                                                    ----------       ----------
  Gross profit                                            39.7             41.3

Selling, general and administrative expenses              21.6             14.1
Research and Development expenses                         11.7              6.2
                                                    ----------       ----------
  Operating income                                         6.4             21.0
Interest income (expense)                                   .1              (.2)
  Income before income taxes                               6.5             20.8
Income taxes (benefit)                                     2.3              7.6
                                                    ----------       ----------
Net income                                                 4.2%            13.2%
                                                    ==========       ==========


The Company's revenues for the three months ended June 30, 2005 decreased 22.5% to $3,157,884 from $4,073,841 in 2004. The Company had expected to receive two large international contracts in 2005 that would have had a significant impact on the second quarter revenues and operating income. These two contract awards are still under review by the purchasers and Sutron is in the process of negotiation with the purchasers. The Company anticipates that the reviews and negotiations will be completed and that the awards will be made during the third quarter of 2005 although no assurances can be made that the contracts will be awarded to Sutron during the third quarter.

Company revenues are broken down between the Company's operating divisions or profit centers which include the HydroMet Products Division, the Integrated Services Division which includes Special Projects and the Company's India Branch Office, the Hydrological Services Division and the Airport Weather Systems Division. The HydroMet Products Division, which is responsible for sales of standard products, had a revenue decrease of 25.5% to $2,022,221 from $2,715,308 in 2004. In 2004, the Company shipped approximately $1,028,000 of standard product to a Canadian consortium for a project in Poland. There were not any similar sized international project shipments in 2005. Integrated Systems revenues decreased 50% to $410,504 from $850,609 in 2004 due to a decrease in international project deliveries. Revenues from the Hydrological Services Division increased 42.8% to $725,159 from $507,923 in 2004 due to increased contract awards primarily from the South Florida Water

Management District. Airport Weather Systems did not have second quarter revenues in 2005 or 2004.

Overall domestic revenues decreased 2.3% to $2,425,079 in the second quarter of 2005 versus $2,481,263 in 2004 while international revenues decreased 54% to $732,805 in 2005 versus $1,592,577 in 2004. Customer orders or bookings for the second quarter of 2005 were $3,143,434 as compared to $4,763,775 in the second quarter of 2004.

Cost of sales as a percentage of revenues was 60.35% for the quarter ended June 30, 2005 as compared to 58.7% for the quarter ended June 30, 2004. The increase in cost of sales reflects the lower sales volume that reduces fixed costs absorption. The sales volume decrease was partially offset by improvements in manufacturing efficiencies. Cost of sales for both 2005 and 2004 include provisions for inventory obsolescence, physical inventory adjustments and inventory valuation adjustments. Cost of sales includes $18,912 of estimated profit sharing expenses in 2005 as compared to $0 in 2004. The Company is aggressively pursuing product cost reductions through continual review of procurement sourcing based on quality and cost goals, product value engineering and improvements in manufacturing processes.

Selling, general and administrative expenses increased to $682,607 in 2005 from $574,167 in 2004, an increase of $108,440 or 19%. The Company experienced significant increases in insurance, legal fees, selling and marketing activities and international agent commissions. An increase of approximately $34,000 for international agent commissions was the most significant. The Company also recorded expenses totaling approximately $8,000 for the estimated profit sharing contribution for 2005 that is reflected in selling, general and administrative expenses as compared to $0 in 2004.

Research and development expenses increased to $371,174 in 2005 from $252,003 in 2004, an increase of $119,171 or 47%. In 2005, the Company has sourced significant work to a subcontractor for work on next generation products. In 2004, significant engineering labor was performed on the Hanscom Air Force Base FMQ-13(V)2 Wind Sensor Replacement contract and on customer funded software customization of the 9210 datalogger which was direct billable work versus R&D engineering work. This resulted in lower R&D expenses.

Due to the Company's cash position, the Company did not use its line of credit during the second quarter of 2005. The Company had interest income in 2005 of $4,799 as compared with interest expenses of $8,968 in 2004.

Income taxes decreased 76% in 2005 to $74,000 from $309,000 in 2004 due to the decrease in operating income. Taxes as a percentage of revenue were 2.3% in 2005 as compared to 7.6% in 2004. The provisions for income taxes represent effective tax rates of approximately 37% in 2005 and 2004, respectively.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

                                                     Six Months Ended June 30,
                                                    ---------------------------
                                                       2005             2004
                                                    ----------       ----------
Revenues                                                 100.0%           100.0%
Cost of sales                                             58.7             61.0
                                                    ----------       ----------
  Gross profit                                            41.3             39.0

Selling, general and administrative expenses              20.1             14.4
Research and Development expenses                          9.6              6.4
                                                    ----------       ----------
  Operating income                                        11.6             18.3
Interest income (expense)                                   .1              (.3)
  Income before income taxes                              11.7             18.0
Income taxes (benefit)                                     4.3              6.4
                                                    ----------       ----------
Net income                                                 7.4%            11.6%
                                                    ==========       ==========

The Company's revenues for the six months ended June 30, 2005 decreased 9.6% to $7,051,817 from $7,801,069 in 2004. The Company had expected to receive two large international contracts in 2005 that would have had a significant impact on the revenue and operating income for the six months ended June 30, 2005. These two contract awards are still under review by the purchasers and Sutron is in the process of negotiation with the purchasers. The Company anticipates that the reviews and negotiations will be completed and that the awards will be made during the third quarter of 2005 although no assurances can be made that the contracts will be awarded to Sutron during the third quarter.

The HydroMet Products Division had a revenue decrease of 22.7% to $3,805,001 from $4,924,916 in 2004. In 2004, the Company shipped approximately $1,636,000 of standard product to a Canadian consortium for a project in Poland. There were not any similar sized international project shipments in 2005. Increased domestic shipments partially offset this decrease. Integrated Systems revenues decreased 17% to $1,654,797 from $1,986,970 in 2004 due to decreased international project deliveries. Revenues from the Hydrological Services Division increased 40.5% to $1,237,330 from $880,783 in 2004 due to increased contract awards primarily from the South Florida Water Management District. Airport Weather Systems' revenues increased to $354,689 in 2005 as compared to $8,400 in 2004 due to deliveries of systems to the Meteorological Service of the Netherlands Antilles and Aruba.

Overall domestic revenues increased 3.4% to $4,690,675 in 2005 versus $4,534,320 in 2004 while international revenues decreased 28% to $2,361,142 in 2005 versus $3,266,749 in 2004. Customer orders or bookings for 2005 were $6,168,691 as compared to $8,911,613 in 2004. The Company's backlog of orders at June 30, 2005 was $4,661,670 as compared with $5,503,328 as of June 30, 2004. The Company anticipates that 70% of its backlog as of June 30, 2005 will be shipped in 2005.

Cost of sales as a percentage of revenues was 58.7% in 2005 as compared to 61.0% in 2004. The sales volume decrease was offset by improvements in manufacturing efficiencies and the mix of products sold. Cost of sales for both 2005 and 2004 include provisions for inventory obsolescence, physical inventory adjustments and inventory valuation adjustments. Cost of sales includes $47,325 of estimated profit sharing expenses in 2005 as compared to $0 in 2004. The Company is aggressively pursuing product cost reductions through continual review of procurement sourcing based on quality and cost goals, product value engineering and improvements in manufacturing processes.

Selling, general and administrative expenses increased to $1,413,345 in 2005 from $1,120,910 in 2004, an increase of $292,435 or 26%. The Company experienced significant increases in insurance, legal fees, banking fees, selling and marketing activities and international agent commissions. Increases of approximately $40,000 for legal fees and $38,000 for international agent commissions were the most significant. The Company also recorded expenses totaling approximately $22,000 for the estimated profit sharing contribution for 2005 that is reflected in selling, general and administrative expenses as compared to $0 in 2004.

Research and development expenses increased to $680,668 in 2005 from $499,898 in 2004, an increase of $180,770 or 36%. In 2005, the Company has sourced significant work to a subcontractor for work on next generation products. In 2004, significant engineering labor was performed on the Hanscom Air Force Base FMQ-13(V)2 Wind Sensor Replacement contract and on customer funded software customization of the 9210 datalogger which was direct billable work versus R&D engineering work. This resulted in lower R&D expenses.

Due to the Company's cash position, the Company has not used its line of credit during 2005. The Company had interest income in 2005 of $8,659 as compared with interest expenses of $24,179 in 2004.

Income taxes decreased 40% in 2005 to $300,000 from $499,000 in 2004 due to the decrease in operating income. Taxes as a percentage of revenue were 4.3% in 2005 as compared to 6.4% in 2004. The provisions for income taxes represent effective tax rates of approximately 36% in 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's working capital was $5,875,912 at June 30, 2005 compared with $5,352,491 at December 31, 2004. Cash on hand was $439,313 at June 30, 2005 compared to $1,419,171 at December 31, 2004. The cash decrease is due to a buildup of inventory in anticipation of expected customer business, the payment of final tax amounts for 2004 and the payment of estimated quarterly tax payments in 2005. In 2004, the Company was not required to make significant estimated quarterly tax payments. Of the cash balance on hand at June 30, 2005, $102,820 was restricted and served as bid bonds on international tenders. Of the cash balance on hand at December 31, 2004, $277,454 was restricted and served as collateral for international standby letters of credit and $108,568 was restricted and served as bid bonds on international tenders.

Net cash used by operating activities was $867,448 for the six months ended June 30, 2005 as compared to cash provided by operating activities of $326,795 for the six months ended June 30, 2004.

Net cash used by investing activities was $100,887 for the six months ended June 30, 2005 as compared to cash used by investing activities of $137,049 for the six months ended June 30, 2004, and was primarily due to purchases of property and equipment.

Net cash used by financing activities was $12,299 for the six months ended June 30, 2005 due to payments on installment notes. Net cash used by financing activities was $307,549 for the six months ended June 30, 2004 due to payments on the line of credit and on shareholder notes totaling $200,000. The Company's line of credit of $1,625,000 with a commercial bank expired on August 5, 2005. The Company expects the line of credit to be renewed with its current bank for a one year period at a higher amount. The line of credit will be collateralized by substantially all of the assets of the Company. Under the expected terms of the line of credit, the Company is required to maintain certain financial covenants. Interest is expected to be charged at the bank's prime rate plus one-half percent and is payable monthly. There was no bank balance outstanding at June 30, 2005 and at December 31, 2004.

The Company frequently bids on and enters into international contracts that require bid and performance bonds. At June 30, 2005 and December 31, 2004, the bank had issued standby letters of credit in the amount of $346,962 and $186,354, respectively that served as either bid or performance bonds. The amount available under the line of credit was reduced by these amounts.

Management believes that its existing cash resources, cash flow from operations and short-term borrowings on the anticipated credit line will provide adequate resources for supporting operations during fiscal 2005.


ITEM 3.  CONTROLS AND PROCEDURES

A)  CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal accounting officer concluded that our disclosure controls and procedures were not effective to enable us to record, process, summarize and report information required to be included in the Company's periodic SEC filings and annual proxy statement within the required time period.

As previously disclosed in our Form 10-KSB for the Year Ended December 31, 2004 and in our Form 10-QSB for the Three Months Ended March 31, 2005, we are in the process of correcting the identified weakness by, among other things, allocating additional personnel to the disclosure process, adopting written disclosure controls and procedures, forming a disclosure controls committee that will consider the materiality of information and determine disclosure obligations on a timely basis and engaging outside counsel to review to future SEC filings.

B)  CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are likely to materially effect, our internal control over financial reporting.

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

In 2003, the Company filed a claim with the Advance Tax Court of India seeking a ruling on a decision by the Government of Andhra Pradesh (GoAP) of India to assess a 48% income tax on the Company's two contracts of approximately $1,606,000. The GoAP believed that the Company had established a branch office in India and was therefore subject to Indian income tax. Although the Company did file an application for branch office status and received approval to open a branch office, the Company did not complete the registration and approval process with the Government of India and had not opened a branch office in India. The income tax amount that is at issue was approximately $770,000.

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

As a result of this ruling, Sutron Corporation entered into an agreement with Ernst & Young, New Delhi, India to file tax returns for the tax periods April 1, 2002 to June 30, 2003 and April 1, 2003 to June 30, 2004. The returns for both tax periods were filed in October 2004. A refund in the amount of approximately $150,000 will be issued to Sutron for the tax period ending June 30, 2003 resulting from excess withholdings by the Government of Andhra Pradesh in excess of the tax amount of approximately $5,250. A tax payment of approximately $5,600 was made for the tax period ending June 30, 2004. All taxes paid in India will be applied as income tax credits on the Company's U.S. tax returns in accordance with the Double Taxation Avoidance Agreement with the United States of America and will therefore offset federal taxes.

The Company is currently awaiting acceptance on the two contracts that were provided to the Government of Andhra Pradesh in 2002. All contractual items on the systems have been accepted with the exception of four water level monitoring sites that are located at reservoirs. The Government of Andhra Pradesh believes that the sites should go down approximately 100 meters at the sites. The Company does not believe that it is required to provide monitoring at 100 meters due to lack of specification in the Request for Proposal (RFP) and the Company's proposal that specified 10 meters at each site. This matter has not yet been but might possibly be referred to an arbitrator as per provisions of the contract. In the event that the Company loses the arbitration hearing, additional costs of approximately $120,000 will be incurred to install the sites down to 100 meters.

The Company has recognized revenue under these two contracts under the percentage of completion method and has deferred approximately $13,000 of revenue based on costs to complete the stilling wells. The Company has not accrued any additional costs because the Company clearly identified in its price proposal the level to which the stilling wells would be installed and there was no specification in the tender. The Company is confident that due to a lack of specification, the price proposal will take precedence. The Company's price proposal was incorporated and made a part of the contract and therefore, in the Company's opinion, reflects the de facto specification in the absence of a contractual specification.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 1, 2005, an Annual Meeting of Shareholders of Sutron Corporation was held. Directors elected at the meeting were Raul S. McQuivey, Daniel W. Farrell, Robert F. Roberts, Jr., Andrew D. Lipman and Thomas R. Porter.

Thompson, Greenspon & Co., P.C. was appointed as independent accountants for 2005. The election of directors and the appointment of the independent accountants were the only matters voted upon at the meeting. The number of shares eligible to vote at the meeting was 4,289,551. The results of the voting on these three matters are shown below.


1.       Election of Directors

         Name                       Votes For           Votes Withheld
         Raul S. McQuivey           3,938,772                 680
         Daniel W. Farrell          3,938,772                 680
         Robert F. Roberts, Jr.     3,936,353               3,099
         Andrew D. Lipman           3,938,772                 680
         Thomas R. Porter           3,938,772                 680


2.       Appointment of Thompson, Greenspon & Co., P.C. as Independent
         Accountants.

         For               Against      Abstain
         3,928,336          2,400        8,716



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.   EXHIBITS

10.1 Sutron Amended and Restated 1996 Stock Plan

10.2 Sutron Amended and Restated 1997 Stock Plan

10.3 Sutron Amended and Restated 2002 Stock Plan

31.1 Certification of the President and Chief Executive Officer pursuant to ss.302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer and Treasurer pursuant to ss.302 of the Sarbanes-Oxley Act of 2002.

32 Certification of the President and Chief Executive Officer and Chief Financial Officer and Treasurer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.



B.   REPORTS ON FORM 8-K

The Company filed two Reports on Form 8-K during the second quarter of 2005. A Form 8-K was filed on May 4, 2005 in regards to the amendment of the Company's 1996, 1997 and 2002 Stock Plans. A Form 8-K was filed on May 13, 2005 in regards to the Company's 2005 First Quarter earnings news release.





                               SUTRON CORPORATION

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        Sutron Corporation
                                        -----------------------------
                                          (Registrant)



August 15, 2005                         /s/ Raul S. McQuivey
---------------                         -----------------------------
Date                                    Raul S. McQuivey
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)



August 15, 2005                         /s/ Sidney C. Hooper
---------------                         -----------------------------
Date                                    Sidney C. Hooper
                                        Chief Financial Officer and Treasurer
                                        (Principal Accounting Officer)