Form 10QSB
period 2005-09-30
SUTRON CORP
filed 2005-11-14
CIK 728331

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

          For the quarterly period ended September 30, 2005

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

There were 4,289,551 outstanding shares of the issuer's only class of common equity, Common Stock, $0.01 par value, on November 14, 2005.

================================================================================

                               SUTRON CORPORATION
                          FORM 10-QSB QUARTERLY REPORT
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005

                                TABLE OF CONTENTS



PART I
Financial Statement Item.....................................................2
Consolidated Financial Statements............................................2
Consolidated Balance Sheet as of September 30, 2005
  and December 31, 2004......................................................2
Consolidated Income Statements for the Three
  Months Ended September 30, 2005 and 2004...................................3
Consolidated Income Statements for the Nine
  Months Ended September 30, 2005 and 2004...................................4
Consolidated Cash Flow Statements for the Nine
  Months Ended September 30, 2005 and 2004...................................5
Financial Footnotes..........................................................6
Management Discussion........................................................7
Controls and Procedures.....................................................12

PART II
Legal Proceedings...........................................................13
Submission of Matters to a Vote
  Of Security Holders.......................................................14
Exhibits....................................................................14
Reports on Form 8-K.........................................................14
Signatures..................................................................15

PART I. CONDENSED FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                               SUTRON CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                   September 30,   December 31,
                                                       2005            2004
                                                   ------------    ------------
ASSETS
Current Assets
    Cash and cash equivalents                      $    928,472    $  1,419,171
    Accounts receivable                               3,871,496       3,755,439
    Inventory                                         3,183,260       2,371,476
    Prepaid items and other                             387,007         270,014
    Deferred income taxes                               179,000         179,000
                                                   ------------    ------------
       Total Current Assets                           8,549,235       7,995,100
Property and equipment, at cost                       3,172,174       3,038,168
 Less - Accumulated depreciation and
 amortization                                        (2,507,998)     (2,328,496)
                                                   ------------    ------------
    Net property, plant and equipment                   664,176         709,672
    Other assets                                         57,539          51,133
                                                   ------------    ------------
TOTAL ASSETS                                       $  9,270,950    $  8,755,905
                                                   ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable                               $    889,622    $    943,616
    Accrued payroll                                     224,854         272,601
    Other accrued expenses                            1,244,785       1,400,779
    Accrued income taxes
    Notes payable - current                              35,208          25,613
                                                   ------------    ------------
          Total Current Liabilities                   2,394,469       2,642,609
Long-Term Liabilities
    Notes payable, net of
         current maturities                              59,497          89,666
    Deferred income taxes                               172,000         172,000
                                                   ------------    ------------
         Total Liabilities                            2,625,966       2,904,275
Stockholders' Equity
    Common stock                                         42,896          42,896
    Additional paid-in capital                        2,306,655       2,306,655
    Retained earnings                                 4,292,443       3,497,930
    Accumulated other comprehensive income                2,990           4,149
                                                   ------------    ------------
         Total Stockholders' Equity                   6,644,984       5,851,630
                                                   ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  9,270,950    $  8,755,905
                                                   ============    ============


See Accompanying Notes to Financial Statements

                                SUTRON CORPORTION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended
                                                            September 30,
                                                     ---------------------------
                                                         2005           2004
                                                     ------------   ------------

Revenues                                             $  3,512,443   $  4,813,906

Cost of Goods Sold                                      2,159,093      2,984,614
                                                     ------------   ------------
Gross Profit                                            1,353,350      1,829,292

Research and Development Expenses                         316,016        241,871
Selling, General, and
 Administrative Expenses                                  630,132        596,308
                                                     ------------   ------------
Income (Loss) from Operations                             407,202        991,113

Interest income (expense)                                   6,040          4,154
                                                     ------------   ------------
Income (Loss) before Provision
 for Income Taxes                                         413,242        986,959

Provisions for Income Taxes                               143,000        354,000
                                                     ------------   ------------
Net Income                                           $    270,242   $    632,959
                                                     ============   ============

Net Income per Common Share                          $        .06   $        .15
                                                     ============   ============


Weighted Average Number
 of Common Shares                                       4,289,551      4,289,551
                                                     ============   ============



See Accompanying Notes to Financial Statements

                                SUTRON CORPORTION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Nine Months Ended
                                                           September 30,
                                                   ----------------------------
                                                       2005            2004
                                                   ------------    ------------

Revenues                                           $ 10,564,260    $ 12,614,975

Cost of Goods Sold                                    6,301,286       7,739,421
                                                   ------------    ------------
Gross Profit                                          4,262,974       4,875,554

Research and Development Expenses                       996,684         741,769
Selling, General, and
 Administrative Expenses                              2,043,477       1,717,217
                                                   ------------    ------------
Income (Loss) from Operations                         1,222,813       2,416,568

Interest income (expense)                                14,700         (28,333)
                                                   ------------    ------------
Income (Loss) before Provision
 for Income Taxes                                     1,237,513       2,388,235

Provisions for Income Taxes                             443,000         853,000
                                                   ------------    ------------
Net Income                                         $    794,513    $  1,535,235
                                                   ============    ============

Net Income per Common Share                        $        .18    $        .36
                                                   ============    ============


Weighted Average Number
 of Common Shares                                     4,289,551       4,289,551
                                                   ============    ============



See Accompanying Notes to Financial Statements

                                SUTRON CORPORTION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                        Nine Months Ended
                                                           September 30,
                                                   ----------------------------
                                                       2005            2004
                                                   ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                $    794,513    $  1,535,235

  Depreciation and amortization                         179,502         162,000
(Increase) Decrease in:
    Accounts receivables                               (116,057)       (838,285)
    Inventory                                          (811,784)        158,889
    Prepaid items and other                            (123,399)         67,500
    Deferred income taxes                                  --           (91,658)
    Income tax receivable                                  --           129,000
Increase (Decrease) in:
    Accounts payable                                    (53,994)        (21,310)
    Accrued expenses                                   (203,741)        435,215
    Accrued income taxes                                   --           179,726
    Deferred income taxes                                  --            31,000
                                                   ------------    ------------
Net Cash Provided by Operating Activities              (334,960)      1,747,312
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                   (134,006)       (189,547)
                                                   ------------    ------------
Net Cash Used in Investing Activities                  (134,006)       (189,547)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on line of credit                                 --          (399,454)
Payments on Term notes payable                          (20,574)         (4,582)
Payments on shareholder notes payable                      --          (330,000)
                                                   ------------    ------------
Net Cash (Used) by Financing Activities                 (20,574)       (734,036)

CURRENCY ADJUSTMENTS
Effect of exchange rate changes on cash                  (1,159)           --
                                                   ------------    ------------
Net Increase (Decrease) in Cash                        (490,699)        823,729
Cash and Cash Equivalents, January 1                  1,419,171         388,612
                                                   ------------    ------------
CASH AND CASH EQUIVALENTS, SEPTEMBER 30            $    928,472    $  1,212,341
                                                   ============    ============

See Accompanying Notes to Financial Statements

                               SUTRON CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005

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

                                                           COMPUTATION OF
                                                          PER SHARE EARNINGS
                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                     ---------------------------
                                                        2005             2004
                                                     ----------       ----------
BASIC EPS:
Average shares outstanding                            4,289,551        4,289,551
Net Income                                           $  270,242       $  632,959
Net Income per common share                          $      .06       $      .15
DILUTIVE EPS:
Average shares outstanding                            4,289,551        4,289,551
Effect of dilutive securities                           636,797          582,256
Total average shares outstanding                      4,926,348        4,871,807
Net earnings                                         $  270,242       $  632,959
Net income per diluted share                         $      .05       $      .13

                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                     ---------------------------
                                                        2005             2004
                                                     ----------       ----------
BASIC EPS:
Average shares outstanding                            4,289,551        4,289,551
Net Income                                           $  794,513       $1,535,235
Net Income per common share                          $      .18       $      .36
DILUTIVE EPS:
Average shares outstanding                            4,289,551        4,289,551
Effect of dilutive securities                           641,280          582,256
Total average shares outstanding                      4,930,831        4,871,807
Net earnings                                         $  794,513       $1,535,235
Net income per diluted share                         $      .16       $      .33

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

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

The Company is focused on providing real-time solutions and services to our customers in three areas of the hydrological and meteorological markets. First, we provide real-time data collection and control products consisting primarily of dataloggers, satellite transmitters/loggers and sensors. Second, we provide turnkey integrated systems for hydrological and meteorological networks and airport weather systems. Third, we provide site installation, equipment maintenance, flow monitoring, science and other related engineering services in support of our customers. The Company's customers include a diversified base of federal, state, local and foreign governments, engineering companies, universities, and hydropower companies.

The Company utilizes the accrual method of accounting for both financial statement and tax reporting purposes. The Company recognizes revenue from product sales upon shipment. Selling, general, and administrative expenses are charged against periodic income as incurred. Revenue from fixed-price contracts is recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs. Revenue from time-and-materials contracts is recognized to the extent of billable rates, times hours delivered, plus materials costs incurred. Contract costs include allocated indirect costs. Anticipated losses are recognized as soon as they become known.

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

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

                                                            Three Months Ended
                                                               September 30,
                                                           --------------------
                                                             2005        2004
                                                           --------    --------
Revenues                                                      100.0%      100.0%
Cost of sales                                                  61.5        62.0
                                                           --------    --------
  Gross profit                                                 38.5        38.0

Selling, general and administrative expenses                   17.9        12.4
Research and Development expenses                               9.0         5.0
                                                           --------    --------
  Operating income                                             11.6        20.6
Interest income (expense)                                        .2        --
                                                           --------    --------
Income before income taxes                                     11.8        20.6
Income taxes (benefit)                                          4.1         7.4
                                                           --------    --------
Net income                                                      7.7%       13.2%
                                                           ========    ========

The Company's revenues for the three months ended September 30, 2005 decreased 27% to $3,512,443 from $4,813,906 in 2004. The Company had record revenue in the third quarter of 2004 due to the completion of a significant project in Poland in the third quarter of 2004 and the near completion of a project with Hanscom Air Force Base. Combined revenue in the third quarter of 2004 for these projects was approximately $1,536,000. The Company had hoped to replace these projects in 2005 and had expected to receive two large international contracts earlier in 2005. These contracts are still in the process of negotiation and review. The Company does expect to receive the contracts in the next several months and has increased its inventory levels in anticipation of the awards. The Company's business is significantly influenced by large projects that require government approvals; however, the timing of the awards is difficult to project. No assurances can be made that the contracts will be received during the next several months.

Company revenues are broken down between the Company's operating divisions or profit centers which include the HydroMet Products Division, the Integrated Services Division which includes Special Projects and the Company's India Branch Office, the Hydrological Services Division and the Airport Weather Systems Division. The HydroMet Products Division, which is responsible for sales of standard products, had a revenue decrease of 33.3% to $2,057,765 from $3,085,715 in 2004. In the third quarter of 2004, the Company shipped approximately $836,000 of dataloggers and sensors to a Canadian consortium for a project in Poland and approximately $700,000 of FMQ-13(v)2 Wind Sensor systems to Hanscom Air Force Base. The decrease in project shipments was partially offset by increased shipments of NOS tides systems. Integrated Systems revenues decreased 49.5% to $476,613 from $962,466 in 2004 due to a decrease in project deliveries. Revenues from the Hydrological Services Division increased to $768,436 from $765,726 in 2004. Airport Weather Systems had third quarter revenues in 2005 of $209,631 due to deliveries of airport weather systems to two international customers as compared to none in 2004.

Overall domestic revenues decreased 17.7% to $3,013,226 in the third quarter of 2005 versus $3,661,670 in 2004 while international revenues decreased 57% to $499,217 in 2005 versus $1,152,236 in 2004. Customer orders or bookings for the third quarter of 2005 were $5,746,875 as compared to $6,112,134 in the third quarter of 2004. The Company did receive orders during the third quarter of 2005 for 820 SatLink2 Transmitter/Loggers, 50 NOS main tides systems and 50 NOS redundant tides systems, which products carry high margins. Due to many orders coming in the latter part of the third quarter and due to the mix of products ordered, the Company was unable to increase third quarter shipments accordingly. The Company does expect strong fourth quarter revenues as a result of the buildup in backlog

Cost of sales as a percentage of revenues was 61.5% for the quarter ended September 30, 2005 as compared to 62% for the quarter ended September 30, 2004. The decrease in cost of sales reflects improvements in manufacturing efficiencies as well as changes in the product mix. Cost of sales for both 2005 and 2004 include provisions for inventory obsolescence, physical inventory adjustments and inventory valuation adjustments. Cost of sales includes $28,413 of estimated profit sharing expenses in 2005 as compared to $0 in 2004. The Company continually pursues product cost reductions through continual review of procurement sourcing based on quality and cost goals, product value engineering and improvements in manufacturing processes.

Selling, general and administrative expenses increased to $630,132 in 2005 from $596,308 in 2004, an increase of $33,824 or 5.7%. The Company experienced increases primarily in selling and marketing activities that were partially offset by a decrease of approximately $34,000 in international agent commissions. The Company also recorded expenses totaling approximately $12,300 for the estimated profit sharing contribution for 2005 that is reflected in selling, general and administrative expenses as compared to $0 in 2004.

Research and development expenses increased to $316,016 in 2005 from $241,871 in 2004, an increase of $74,145 or 30.7%. In 2005, the Company has sourced significant work to a subcontractor for work on next generation datalogger products. In 2004, significant engineering labor was performed on several contracts that was direct billable work versus R&D engineering work. This contributed to the lower R&D expenses in 2004 as well.

Due to the Company's cash position, the Company did not use its line of credit during the third quarter of 2005. The Company had interest income in 2005 of $6,040 as compared with interest expenses of $4,154 in 2004.

Income taxes decreased 60% in 2005 to $143,000 from $354,000 in 2004 due to the decrease in operating income. Taxes as a percentage of revenue were 4.1% in 2005 as compared to 7.4% in 2004. The provisions for income taxes represent effective tax rates of approximately 35% in 2005 and 36 % in 2004, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

                                                            Nine Months Ended
                                                               September 30,
                                                           --------------------
                                                             2005        2004
                                                           --------    --------
Revenues                                                      100.0%      100.0%
Cost of sales                                                  59.6        61.4
                                                           --------    --------
  Gross profit                                                 40.4        38.6

Selling, general and administrative expenses                   19.3        13.6
Research and Development expenses                               9.5         5.9
                                                           --------    --------
  Operating income                                             11.6        19.2
Interest income (expense)                                        .1         (.2)
                                                           --------    --------
Income before income taxes                                     11.7        19.0
Income taxes (benefit)                                          4.2         6.8
                                                           --------    --------
Net income                                                      7.5%       12.2%
                                                           ========    ========

The Company's revenues for the nine months ended September 30, 2005 decreased 16.3% to $10,564,260 from $12,614,975 in 2004. The Company had record revenue for the first nine months in 2004 due to the completion of a $2.5 million project in Poland and the substantial completion a $1.5 million project with Hanscom Air Force Base. The Company had hoped to replace these projects in 2005 and had expected to receive two large international contracts earlier in 2005. These contracts are still in the process of negotiation and review. The Company does expect to receive the contracts in the next several months and has increased its inventory levels in anticipation of the awards. The Company's business is significantly influenced by large projects that require government approvals; however, the timing of the awards is difficult to project. No assurances can be made that the contracts will be received during the next several months.

The HydroMet Products Division had a revenue decrease of 26.8% to $5,862,766 from $8,010,631 in 2004. The decrease in revenue is due to the completion in 2004 of the Poland project and near completion of the Hanscom Air Force Base project. The projects revenue decrease was partially offset by increased revenue from NOS tides systems and SatLink2 tranmitters/loggers. Integrated Systems revenues decreased 27.8% to $2,131,410 from $2,949,436 in 2004 due to decreased international project deliveries. Revenues from the Hydrological Services Division increased 21.8% to $2,005,766 from $1,646,509 in 2004 due to increased contract awards primarily from the South Florida Water Management District. Airport Weather Systems' revenues increased to $564,318 in 2005 as compared to $8,400 in 2004 due to deliveries of systems to international customers.

Overall domestic revenues decreased 6% to $7,703,901 in 2005 versus $8,196,668 in 2004 while international revenues decreased 35.3% to $2,860,359 in 2005 versus $4,418,308 in 2004. Customer orders or bookings for 2005 were $11,915,566 as compared to $15,023,747 in 2004. The Company's backlog of orders at September 30, 2005 was $6,972,274 as compared with $6,837,725 as of

September 30, 2004. The Company anticipates that 63% of its backlog as of September 30, 2005 will be shipped in 2005.

Cost of sales as a percentage of revenues was 59.6% in 2005 as compared to 61.4% in 2004. The sales volume decrease was offset by improvements in manufacturing efficiencies and the mix of products sold. Cost of sales for both 2005 and 2004 include provisions for inventory obsolescence, physical inventory adjustments and inventory valuation adjustments. Cost of sales includes $66,802 of estimated profit sharing expenses in 2005 as compared to $0 in 2004. The Company continually pursues product cost reductions through continual review of procurement sourcing based on quality and cost goals, product value engineering and improvements in manufacturing processes.

Selling, general and administrative expenses increased to $2,043,477 in 2005 from $1,717,217 in 2004, an increase of $326,260 or 19%. The Company experienced significant increases in insurance, legal fee and selling and marketing activities. The Company also recorded expenses totaling approximately $31,675 for the estimated profit sharing contribution for 2005 that is reflected in selling, general and administrative expenses as compared to $0 in 2004.

Research and development expenses increased to $996,684 in 2005 from $741,769 in 2004, an increase of $254,915 or 34%. In 2005, the Company has sourced significant work to a subcontractor for work on its next generation datalogger products. It is expected that these products will be easier and less costly to manufacture and contain improved functionality. The Company also continues to enhance and improve the SatLink2 Transmitter/Logger, which is the only satellite-transmitter-with-datalogger certified to operate on weather satellites over every continent in the world. The SatLink2 and the dataloggers are critical to Sutron maintaining a dominant position in the hydro-meteorological real-time data collection market. In 2004, significant engineering labor was performed on the Hanscom Air Force Base FMQ-13(V)2 Wind Sensor Replacement contract and on customer funded software customization of the 9210 datalogger which was direct billable work versus R&D engineering work. This resulted in lower R&D expenses as compared to 2005 as well.

Due to the Company's cash position, the Company has not used its line of credit during 2005. The Company had interest income in 2005 of $14,700 as compared with interest expenses of $28,333 in 2004.

Income taxes decreased 48% in 2005 to $443,000 from $853,000 in 2004 due to the decrease in operating income. Taxes as a percentage of revenue were 4.2% in 2005 as compared to 6.8% in 2004. The provisions for income taxes represent effective tax rates of approximately 36% in 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's working capital was $6,154,766 at September 30, 2005 compared with $5,352,491 at December 31, 2004. Cash on hand was $928,472 at September 30, 2005 compared to $1,419,171 at December 31, 2004. The cash decrease is due to a buildup of inventory in anticipation of expected customer business and the payment of estimated quarterly tax payments in 2005. In 2004, the Company was not required to make significant estimated quarterly tax payments. Of the cash balance on hand at September 30, 2005, $243,842 was restricted and served as bid bonds on international tenders. Of the cash balance on hand at December 31, 2004, $277,454 was restricted and served as collateral for international standby letters of credit and $108,568 was restricted and served as bid bonds on international tenders.

Net cash used by operating activities was $334,960 for the nine months ended September 30, 2005 as compared to cash provided by operating activities of $1,747,312 for the nine months ended September 30, 2004.

Net cash used by investing activities was $134,006 for the nine months ended September 30, 2005 as compared to cash used by investing activities of $189,547 for the nine months ended September 30, 2004, and was primarily due to purchases of property and equipment.

Net cash used by financing activities was $20,574 for the nine months ended September 30, 2005 due to payments on installment notes. Net cash used by financing activities was $734,036 for the nine months ended September 30, 2004 due to payments on the line of credit and on shareholder notes.

The Company's line of credit of $2,000,000 with a commercial bank expires on August 5, 2006. The line of credit is collateralized by substantially all of the assets of the Company. Under the terms of the line of credit, the Company is required to maintain certain financial covenants. Interest is expected to be charged at the bank's prime rate plus one-half percent and is payable monthly. There was no bank balance outstanding at September 30, 2005 and at December 31, 2004.

The Company frequently bids on and enters into international contracts that require bid and performance bonds. At September 30, 2005 and December 31, 2004, the bank had issued standby letters of credit in the amount of $340,725 and $186,354, respectively that served as either bid or performance bonds. The amount available under the line of credit was reduced by these amounts.

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

As previously disclosed in our Form 10-KSB for the Year Ended December 31, 2004 and in our Form 10-QSB for the Three Months Ended June 30, 2005, we are in the process of correcting the identified weakness by, among other things, allocating additional personnel to the disclosure process, adopting written disclosure controls and procedures, forming a disclosure controls committee that will consider the materiality of information and determine disclosure obligations on a timely basis and engaging outside counsel to review to future SEC filings.

B)  CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are likely to materially effect, our internal control over financial reporting.

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

In 2003, the Company filed a claim with the Advance Tax Court of India seeking a ruling on a decision by the Government of Andhra Pradesh (GoAP) of India to assess a 48% income tax on the Company's two contracts of approximately $1,606,000. The GoAP believed that the Company had established a branch office in India and was therefore subject to Indian income tax. Although the Company had filed an application for branch office status and received approval to open a branch office, the Company had not completed the registration and approval process with the Government of India and had not opened a branch office in India. The income tax amount at issue was approximately $770,000.

The Advance Tax Court of India heard the case in September 2004 and ruled that Sutron Corporation had a Permanent Establishment in India by virtue of its Country Manager whose office is located in New Delhi. The Country Manager has the authority to sign contracts and perform other duties on behalf of the Company that fulfills the requirements of Indian tax law and as defined in Double Taxation Avoidance Agreement with the United States of America.

As a result of this ruling, Sutron Corporation entered into an agreement with Ernst & Young, New Delhi, India to file tax returns for the tax periods April 1, 2002 to September 30, 2003 and April 1, 2003 to September 30, 2004. The returns for both tax periods were filed in October 2004. A refund in the amount of approximately $150,000 will be issued to Sutron for the tax period ending September 30, 2003 resulting from excess withholdings by the Government of Andhra Pradesh in excess of the tax amount of approximately $5,250. A tax payment of approximately $5,600 was made for the tax period ending September 30, 2004. All taxes paid in India will be applied as income tax credits on the Company's U.S. tax returns in accordance with the Double Taxation Avoidance Agreement with the United States of America and will therefore offset federal taxes.

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

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS

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

B.  REPORTS ON FORM 8-K

The Company filed one Report on Form 8-K during the third quarter of 2005. A Form 8-K was filed on August 19, 2005 in regards to the Company's 2005 Second Quarter earnings news release.

                               SUTRON CORPORATION

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       Sutron Corporation
                                          (Registrant)



November 14, 2005                      /s/Raul S. McQuivey
Date                                   --------------------------------------
                                       Raul S. McQuivey
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


November 14, 2005                      /s/Sidney C. Hooper
Date                                   --------------------------------------
                                       Sidney C. Hooper
                                       Chief Financial Officer and Treasurer
                                       (Principal Accounting Officer)