Form 10KSB/A
period 2005-12-31
SUTRON CORP
filed 2006-05-03
CIK 728331

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-KSB

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




                                EXPLANATORY NOTE

This Amendment No. 1 to Form 10-KSB is being filed solely to include the signature of the CFO/Chief Accounting Officer which was inadvertently omitted from the signature page found on Page 36 of the 10-KSB.

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

SUTRON CORPORATION

(Registrant)


/s/ Raul S. McQuivey                                        Date: April 24, 2006
---------------------------
By: Raul S. McQuivey,
    Chairman of the Board of Directors and President

In accordance with the Securities Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Raul S. McQuivey                                        Date: April 24, 2006
---------------------------
By: Raul S. McQuivey,
    Chairman of the Board of Directors and President


/s/ Daniel W. Farrell                                       Date: April 24, 2006
---------------------------
By: Daniel W. Farrell, Director and Vice President


/s/ Andrew D. Lipman                                        Date: April 24, 2006
---------------------------
By: Andrew D. Lipman, Director


/s/ Thomas R. Porter                                        Date: April 24, 2006
---------------------------
By: Thomas R. Porter, Director


/s/ Robert F. Roberts, Jr.                                  Date: April 24, 2006
---------------------------
By: Robert F. Roberts, Jr., Director


/s/ Sidney C. Hooper                                        Date: April 24, 2006
---------------------------
By: Sidney C. Hooper, Chief Financial Officer
    (Chief Financial and Accounting Officer)