Form 10QSB
period 2006-03-31
SUTRON CORP
filed 2006-05-15
CIK 728331

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended March 31, 2006


                         COMMISSION FILE NUMBER: 0-12227




                               SUTRON CORPORATION
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)


         VIRGINIA                                              54-1006352
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)


                 21300 RIDGETOP CIRCLE, STERLING, VIRGINIA 20166
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                  703-406-2800
--------------------------------------------------------------------------------
                           (Issuer's telephone number)



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

There were 4,300,551 outstanding shares of the issuer's only class of common equity, Common Stock, $0.01 par value, on May 11, 2006.

Transitional Small Business Disclosure Format (check one):   Yes [_]   No [X]

================================================================================

                               SUTRON CORPORATION
                          FORM 10-QSB QUARTERLY REPORT
                      FOR THE QUARTER ENDED MARCH 31, 2006

                                TABLE OF CONTENTS




PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements ........................................     2

             Condensed Consolidated Balance Sheet as of
             March 31, 2006 and December 31, 2005 ........................     2

             Condensed Consolidated Statements of Operations
             for the Three Months Ended March 31, 2006 and 2005 ..........     3

             Condensed Consolidated Statements of Cash Flows
             for the Three Months Ended March 31, 2006 and 2005 ..........     4

             Financial Footnotes .........................................     5


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations .........................     7


Item 3.      Controls and Procedures .....................................    10




PART II      OTHER INFORMATION

Item 1.      Legal Proceedings ...........................................    11


Item 6.      Exhibits ....................................................    11



Signatures ...............................................................    12

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                               SUTRON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                        MARCH 31,     DECEMBER 31,
                                                          2006            2005
                                                      ------------    ------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                        $  2,007,940    $  1,861,627
     Restricted cash and cash equivalents                  246,907         233,375
     Accounts receivable                                 4,473,007       3,711,426
     Inventory                                           3,094,835       2,532,524
     Prepaid items and other assets                        521,843         493,947
     Deferred income taxes                                 278,000         278,000
                                                      ------------    ------------
         Total current assets                           10,622,532       9,110,899

PROPERTY AND EQUIPMENT, AT COST                          3,267,086       3,222,086
Less: Accumulated depreciation and amortization         (2,594,854)     (2,534,854)
                                                      ------------    ------------
     Property and equipment, net                           672,232         687,232
OTHER ASSETS                                                82,171          48,623
                                                      ------------    ------------
         TOTAL ASSETS                                 $ 11,376,935    $  9,846,754
                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                 $  1,491,817    $    844,511
     Accrued payroll                                       210,577         195,153
     Other accrued expenses                              1,696,966       1,179,925
     Notes payable - current                                47,663          47,663
                                                      ------------    ------------
         Total current liabilities                       3,447,023       2,267,252

LONG-TERM LIABILITIES
     Notes payable, net of current maturities               76,080          88,773
     Deferred income taxes                                 169,000         169,000
                                                      ------------    ------------
         TOTAL LIABILITIES                               3,692,103       2,525,025
                                                      ------------    ------------

STOCKHOLDERS' EQUITY
     Common stock                                           42,956          42,946
     Additional paid-in capital                          2,312,620       2,312,230
     Retained earnings                                   5,327,663       4,968,224
     Accumulated other comprehensive (loss) income           1,593          (1,671)
                                                      ------------    ------------
         TOTAL STOCKHOLDERS' EQUITY                      7,684,832       7,321,729
                                                      ------------    ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 11,376,935    $  9,846,754
                                                      ============    ============

See accompanying notes.

                                SUTRON CORPORTION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                      THREE MONTHS ENDED MARCH 31,
                                                      ----------------------------
                                                          2006            2005
                                                      ------------    ------------
Net sales and revenues                                $  4,076,108    $  3,893,933

Cost of sales and revenues                               2,298,365       2,239,270
                                                      ------------    ------------
             Gross profit                                1,777,743       1,654,663
                                                      ------------    ------------

Operating expenses:
     Selling, general and administrative expenses          820,390         730,738
     Research and development expenses                     406,269         309,494
                                                      ------------    ------------
             Total operating expenses                    1,226,659       1,040,232
                                                      ------------    ------------

             Operating income                              551,084         614,431

Interest income (expense), net                              12,355           3,860
                                                      ------------    ------------

             Income before income taxes                    563,439         618,291

Income taxes                                               204,000         226,000
                                                      ------------    ------------
Net income                                            $    359,439    $    392,291
                                                      ============    ============

Net income per share:

             Basic income per share                   $        .08    $        .09
                                                      ============    ============

             Diluted income per share                 $        .07    $        .08
                                                      ============    ============

See accompanying notes.

                                SUTRON CORPORTION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                      THREE MONTHS ENDED MARCH 31,
                                                      ----------------------------
                                                          2006            2005
                                                      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                       $    359,439    $    392,291
     Noncash items included in net income:
        Depreciation and amortization                       60,000          60,001
        Changes in current assets and liabilities:
            Accounts receivable                           (761,581)       (804,054)
            Inventory                                     (562,311)        (17,107)
            Prepaid items and other assets                 (61,444)       (119,518)
            Accounts payable                               647,306        (143,029)
            Accrued expenses                               532,465         130,938
                                                      ------------    ------------
Net Cash Provided (Used) by Operating Activities           213,874        (500,478)
                                                      ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Restricted cash and cash equivalents                  (13,532)        300,209
     Purchase of property and equipment                    (45,000)        (35,775)
                                                      ------------    ------------
Net Cash Provided (Used) by Investing Activities           (58,532)        264,434
                                                      ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on notes payable                             (12,693)        (33,985)
     Proceeds from stock options exercised                     400              --
                                                      ------------    ------------
Net Cash Provided (Used) by Financing Activities           (12,293)        (33,985)
                                                      ------------    ------------

Effect of exchange rate changes on cash                      3,264          24,844
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       146,313        (245,185)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         1,861,627       1,033,149
                                                      ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  2,007,940    $    787,964
                                                      ============    ============

CASH PAID DURING THE PERIOD FOR:
     Interest                                         $        762    $        539
                                                      ============    ============
     Income taxes paid (received)                     $          0    $    176,020
                                                      ============    ============

See accompanying notes.

                               SUTRON CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2006


1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Sutron Corporation (the "Company") was incorporated on December 30, 1975, under the General Laws of the Commonwealth of Virginia. The Company operates from its headquarters located in Sterling, Virginia. The Company has several branch offices located throughout the United States, a branch office in India and a wholly owned subsidiary in India. The Company is a leading provider of real-time data collection and control products, systems software and professional services in the hydrological, meteorological and oceanic monitoring markets. The Company's products include data loggers, satellite transmitters/loggers, sensors, and system and application software. Customers consist of a diversified base of Federal, state, local and foreign government agencies, universities and hydropower companies.

The financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 2005. The condensed consolidated balance sheet as of December 31, 2005 was derived from the audited financial statements for the year then ended.

In the opinion of the Company, all adjustments necessary to present fairly the financial position of the Company and the results of its operations and its cash flows have been included in the accompanying financial statements. The results of operations for interim periods are not necessarily indicative of the expected results for the full year.


2.   SIGNIFICANT ACCOUNTING POLICIES

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These judgments are difficult as matters that are inherently uncertain directly impact their valuation and accounting. Actual results may vary from management's estimates and assumptions.

The Company's significant accounting policies are disclosed in the Company's Annual report on Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

STOCK COMPENSATION

Prior to January 1, 2006, the Company accounted for employee stock options grants in accordance with APB No. 25, and adopted the disclosure-only provisions of SFAS No.123, Accounting for Stock-Based Compensation, amended by SFAS No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure. Accordingly no stock based compensation expense was recognized for the three months ended March 31, 2005 as all options were granted with exercise price equal to market price at the date of grant.

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

Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method. Under this method, compensation cost recognized during the three-month period ended March 31, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the options' vesting period, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R amortized on a straight-line basis over the options' vesting period.

Stock-based employee compensation expense is not included in the consolidated statement of operations for the quarter ended March 31, 2006 since all outstanding options were fully vested as of December 31, 2005 and no options were issued during the first quarter of 2006. There were no options issued during the first quarter of 2005 and, therefore, no pro-forma compensation expense is presented for that period based on the fair value accounting method.


3.   STOCK OPTIONS

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

Shares under all of the plans may be granted at not less than 100 percent of the fair market value at the grant date. All options have a ten-year term from the date of grant. Prior to the 2005 amendments, options vested ratably over five years on each anniversary date the option was granted. The Company elected to accelerate vesting of all outstanding options as of December 31, 2005, as permitted under the plans. Cancelled or expired options are able to be reissued. The following table summarizes stock option activity under the Stock Option Plans for the three months ended March 31, 2006:

                                                                    Number of
                                      Number of    Weighted Avg.     Options
                                       Shares     Exercise Price   Exercisable
                                    ------------   ------------   ------------
Balance - December 31, 2005              739,333   $        .98        739,333
                                                                  ============
     Granted                                  --             --
     Exercised                             1,000            .40
     Canceled                                 --             --
                                    ------------   ------------   ------------
Balance - March 31, 2006                 738,333   $        .98        738,333
                                    ============   ============   ============

At March 31, 2006, a total of 225,667 shares were available for future grants under the Company's stock options plans.


4.   EARNINGS PER SHARE

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock.

                                                   Three Months Ended March 31,
                                                   ---------------------------
                                                      2006             2005
                                                   ----------       ----------
Net income                                         $  359,439       $  392,291
                                                   ==========       ==========
Shares used in calculation of income per share:
     Basic                                          4,295,207        4,289,551
          Effect of dilutive options                  657,679          653,992
                                                   ==========       ==========
     Diluted                                        4,952,886        4,943,543
                                                   ==========       ==========
Net income per share:
     Basic                                         $      .08       $      .09
                                                   ==========       ==========
     Diluted                                       $      .07       $      .08
                                                   ==========       ==========



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------

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

OVERVIEW

Our primary focus is to provide real-time systems solutions, including equipment and software, and services to our customers in the areas of hydrological, meteorological, and oceanic monitoring. We design, manufacture and market our products and services to a diversified customer base consisting of federal, state, local and foreign governments, engineering companies, universities, and hydropower companies. Our products and services enable these entities to monitor and collect hydrological, meteorological and oceanic data for the management of critical water resources, for early warning of potentially disastrous floods, storms or tsunamis, for the optimization of hydropower plants and for providing real-time weather conditions at airports.

Our key products are our SatLink2 Transmitter/Logger, our Xpert and XLite dataloggers, our water level sensors and our XConnect systems software. These are the essential components of most systems and are provided to customers as off-the-shelf equipment or as part of a custom system. The SatLink2 is a key product because it functions both as a transmitter and also as a datalogger. It is an excellent solution for small systems that do not require a significant number of sensors or communications options. The Xpert and XLite are more powerful dataloggers that have significantly more logging capability and communications options than the SatLink2.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of financial condition and results of operations are based upon the condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, the valuation of inventory, and valuation of deferred tax assets and liabilities, useful lives of intangible assets, warranty obligations and accruals. We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For a complete description of accounting policies, see Note 1 to our financial statements included in the Company's Form 10-KSB for the year ended December 31, 2005. There were no significant changes in critical accounting estimates

RESULTS OF OPERATIONS
---------------------

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

                                                   Three Months Ended March 31,
                                                   ---------------------------
                                                      2006             2005
                                                   ----------       ----------
     Net sales and revenues                             100.0%           100.0%
     Cost of sales and revenues                          56.4             58.5
                                                   ----------       ----------
     Gross profit                                        43.6             41.5

     Selling, general and administrative expenses        20.1             18.7
     Research and Development expenses                   10.0              8.0
                                                   ----------       ----------
     Operating income                                    13.5             15.8

                                                   ----------       ----------
     Interest (income) expense                             .3               .1
                                                   ----------       ----------
     Income before  income taxes                         13.8             15.9
     Income taxes (benefit)                               5.0              5.8
                                                   ----------       ----------
     Net income                                           8.8%            10.1%
                                                   ==========       ==========


THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

NET SALES AND REVENUES

The Company's revenues for the three months ended March 31, 2006 increased 5% to $4,076,108 from $3,893,933 in 2005 primarily due to increased international revenues. Net sales and revenues are broken down between the Company's operating divisions or profit centers which include the HydroMet Products Division, the Integrated Services Division which includes Special Projects and the Company's India Branch Office, the Hydrological Services Division and the Airport Weather Systems Division. The HydroMet Products Division, which is responsible for sales of standard products, had a sales and revenue increase of 7% to $1,910,073 from $1,782,780 in 2005. Integrated Systems net sales and revenues increased 27% to $1,576,043 from $1,244,294 in 2005 due to first quarter revenues of approximately $1,196,000 from contracts with the India Meteorological Department and Central Water Commission of India. Net sales and revenues from Hydrological Services decreased 7% to $475,007 from $512,171 in 2005 due a decrease in project deliveries to South Florida Water Management District. Airport Weather

Systems had a net sales and revenue decrease of 68% to $114,985 from $354,688 in 2005 due to several large deliveries of airport weather systems to customers in 2005.

Overall domestic revenues decreased 16% to $1,909,698 in the first quarter of 2006 versus $2,265,596 in 2005 while international revenues increased 33% to $2,166,410 in 2006 versus $1,628,337 in 2005. Customer orders or bookings for the first quarter of 2006 were $3,845,774 as compared to $3,025,257 in 2005.

COST OF SALES AND REVENUES

Cost of sales as a percentage of revenues was 56.4% for the quarter ended March 31, 2006 as compared to 57.5% for the quarter ended March 31, 2005. The decrease in cost of sales reflects improvements in manufacturing efficiencies as well as changes in the product mix. Cost of sales for both 2006 and 2005 include provisions for inventory obsolescence, physical inventory adjustments and inventory valuation adjustments. The Company continually pursues product cost reductions through continual review of procurement sourcing based on quality and cost goals, product value engineering and improvements in manufacturing processes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased to $820,390 in 2006 from $730,738 in 2005, an increase of $89,652 or 12%. The Company experienced increases primarily in selling and marketing activities and international agent commissions. The Company also incurred higher banking expenses due to standby letter of credit requirements on the India contracts and higher auditing and accounting fees and insurance costs as compared to 2005.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased to $406,269 in 2006 from $309,494 in 2005, an increase of $96,775 or 31%. Product development expenses increased primarily due to efforts to improve and incorporate state-of-the-art technology into the Xpert datalogger and to develop a new water level sensor. Dataloggers and water level sensors are the primary components of hydrometeorological systems and we are continuously improving these products as well as developing new products in order to maintain and improve our competitive position.

INTEREST INCOME AND EXPENSE, NET

Due to the Company's cash position, the Company did not use its line of credit during the first quarter of 2006. The Company had interest income in 2006 of $12,355 as compared to interest income of $3,860 in 2005.

INCOME TAXES

Income taxes decreased 10% in 2006 to $204,000 from $226,000 in 2005 due to the decrease in operating income. Taxes as a percentage of revenue were 5% in 2006 as compared to 5.8% in 2005. The provisions for income taxes represent effective tax rates of approximately 36.2% in 2006 and 36.6% in 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash equivalents was $2,007,940 at March 31, 2006 compared to $1,861,627 at December 31, 2005. Working capital increased to $7,175,509 at March 31, 2006 compared with $6,843,647 at December 31, 2005. The increase resulted from the earnings in 2006.

Net cash provided by operating activities was $213,874 for the three months ended March 31, 2006 as compared to cash used by operating activities of $500,478 for the three months ended March 31, 2005. The increase is primarily due to increases in accounts payable and accrued expenses.

Net cash used by investing activities was $58,532 for the three months ended March 31, 2006 as compared to cash provided by investing activities of $264,434 for the three months ended March 31, 2005, and was primarily due to a reduction in restricted cash.

Net cash used by financing activities was $12,293 for the three months ended March 31, 2006 as compared to net cash used by financing activities of $33,985 for the three months ended March 31, 2005 due to a reduction in payments on term notes payable.

We have a revolving credit facility of $2,000,000 with BB&T Bank. We are permitted to borrow based on accounts receivable and inventory according to pre-established criteria. The credit facility expires on August 5, 2006 and is secured by substantially all assets of the Company. Borrowings bear interest at the bank's prime rate plus one-half. During the first quarter of 2006, there were no borrowings on the line of credit.

We frequently bid on and enter into international contracts that require bid and performance bonds. At March 31, 2006 and December 31, 2005, a commercial bank had issued standby letters of credit in the amount of $594,725 and $751,725 that served as either bid or performance bonds. The amount available to borrow under the line of credit was reduced by these amounts.

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


ITEM 3.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2006. Based upon the foregoing evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of that date.

There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.



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


ITEM 6.  EXHIBITS

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



                                         SUTRON CORPORATION
                                         (Registrant)



May 15, 2006                             /s/ Raul S. McQuivey
------------                             -------------------------------------
Date                                     Raul S. McQuivey
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)



May 15, 2006                             /s/ Sidney C. Hooper
------------                             -------------------------------------
Date                                     Sidney C. Hooper
                                         Chief Financial Officer and Treasurer
                                         (Principal Accounting Officer)