Form 10QSB
period 2006-06-30
SUTRON CORP
filed 2006-08-11
CIK 728331

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


     |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended June 30, 2006

                         COMMISSION FILE NUMBER: 0-12227



                               SUTRON CORPORATION
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)


                VIRGINIA                                     54-1006352
--------------------------------------------------------------------------------
      (State or other jurisdiction                       (I.R.S. Employer
    of incorporation or organization)                  Identification Number)


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

There were 4,319,551 outstanding shares of the issuer's only class of common equity, Common Stock, $0.01 par value, on August 11, 2006.

Transitional Small Business Disclosure Format (check one):  Yes [_]   No [X]

================================================================================

                               SUTRON CORPORATION
                          FORM 10-QSB QUARTERLY REPORT
                       FOR THE QUARTER ENDED JUNE 30, 2006


                                TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  2

         Condensed Consolidated Balance Sheet as of June 30, 2006
         and December 31, 2005                                                 2

         Condensed Consolidated Statements of Operations for the
         Three Months Ended June 30, 2006 and 2005                             3

         Condensed Consolidated Statements of Operations for the
         Six Months Ended June 30, 2006 and 2005                               4

         Condensed Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 2006 and 2005                               5

         Financial Footnotes                                                   6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   9


Item 3.  Controls and Procedures                                              14





PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    14


Item 4.  Submission of Matters to a Vote of Security Holders                  14


Item 6.  Exhibits                                                             15


Signatures                                                                    15

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                               SUTRON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                     JUNE 30,      DECEMBER 31,
                                                       2006            2005
                                                   ------------    ------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                     $  1,689,202    $  1,861,627
     Restricted cash and cash equivalents               184,633         233,375
     Accounts receivable                              4,427,604       3,711,426
     Inventory                                        3,556,328       2,532,524
     Prepaid items and other assets                     425,555         493,947
     Deferred income taxes                              287,000         278,000
                                                   ------------    ------------
          Total current assets                       10,570,322       9,110,899

PROPERTY AND EQUIPMENT, AT COST                       3,287,719       3,222,086
Less: Accumulated depreciation and amortization      (2,654,854)     (2,534,854)
                                                   ------------    ------------
     Property and equipment, net                        632,865         687,232
OTHER ASSETS                                             92,294          48,623
                                                   ------------    ------------
          TOTAL ASSETS                             $ 11,295,481    $  9,846,754
                                                   ============    ============



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                              $    996,309    $    844,511
     Accrued payroll                                    190,702         195,153
     Other accrued expenses                           1,608,859       1,179,925
     Notes payable - current                             47,663          47,663
                                                   ------------    ------------
          Total current liabilities                   2,843,533       2,267,252

LONG-TERM LIABILITIES
     Notes payable, net of current maturities            66,125          88,773
     Deferred income taxes                              161,000         169,000
                                                   ------------    ------------
          TOTAL LIABILITIES                           3,070,658       2,525,025
                                                   ------------    ------------

STOCKHOLDERS' EQUITY
     Common stock                                        43,196          42,946
     Additional paid-in capital                       2,338,860       2,312,230
     Retained earnings                                5,836,395       4,968,224
     Accumulated other comprehensive (loss) income        6,372          (1,671)
                                                   ------------    ------------
          TOTAL STOCKHOLDERS' EQUITY                  8,224,823       7,321,729
                                                   ------------    ------------
          TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                   $ 11,295,481    $  9,846,754
                                                   ============    ============

See accompanying notes.

                                SUTRON CORPORTION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                    THREE MONTHS ENDED JUNE 30,
                                                   ----------------------------
                                                       2006            2005
                                                   ------------    ------------

Net sales and revenues                             $  4,421,174    $  3,157,884

Cost of sales and revenues                            2,770,435       1,902,923
                                                   ------------    ------------
          Gross profit                                1,650,739       1,254,961
                                                   ------------    ------------

Operating expenses:
     Selling, general and administrative expenses       627,791         682,607
     Research and development expenses                  325,460         371,174
                                                   ------------    ------------
          Total operating expenses                      953,251       1,053,781
                                                   ------------    ------------

          Operating income                              697,488         201,180

Interest income (expense), net                           13,244           4,799
                                                   ------------    ------------

          Income before income taxes                    710,732         205,979

Income taxes                                            202,000          74,000
                                                   ------------    ------------
Net income                                         $    508,732    $    131,979
                                                   ============    ============

Net income per share:

          Basic income per share                   $        .12    $        .03
                                                   ============    ============

          Diluted income per share                 $        .10    $        .03
                                                   ============    ============

See accompanying notes.

                                SUTRON CORPORTION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                     SIX MONTHS ENDED JUNE 30,
                                                   ----------------------------
                                                       2006            2005
                                                   ------------    ------------

Net sales and revenues                             $  8,497,282    $  7,051,817

Cost of sales and revenues                            5,068,800       4,142,193
                                                   ------------    ------------
          Gross profit                                3,428,482       2,909,624
                                                   ------------    ------------

Operating expenses:
     Selling, general and administrative expenses     1,448,181       1,413,345
     Research and development expenses                  731,729         680,668
                                                   ------------    ------------
          Total operating expenses                    2,179,910       2,094,013
                                                   ------------    ------------

          Operating income                            1,248,572         815,611

Interest income (expense), net                           25,599           8,659
                                                   ------------    ------------

          Income before income taxes                  1,274,171         824,270

Income taxes                                            406,000         300,000
                                                   ------------    ------------
Net income                                         $    868,171    $    524,270
                                                   ============    ============

Net income per share:

          Basic income per share                   $        .20    $        .12
                                                   ============    ============

          Diluted income per share                 $        .18    $        .11
                                                   ============    ============

See accompanying notes.

                                SUTRON CORPORTION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                     SIX MONTHS ENDED JUNE 30,
                                                   ----------------------------
                                                       2006            2005
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                    $    868,171    $    524,270
     Noncash items included in net income:
         Depreciation and amortization                  120,000         120,000
         Stock option compensation                       10,310              --
     Changes in current assets and liabilities:
            Accounts receivable                        (716,178)       (323,414)
            Inventory                                (1,023,804)       (512,476)
            Prepaid items and other assets               15,721        (215,962)
            Accounts payable                            151,798          28,212
            Accrued expenses                            424,483        (488,079)
            Deferred income taxes                        (8,000)             --
                                                   ------------    ------------
Net Cash Provided (Used) by Operating Activities       (157,499)       (867,448)
                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Restricted cash and cash equivalents                48,742         284,673
     Purchase of property and equipment                 (65,633)       (100,887)
                                                   ------------    ------------
Net Cash Provided (Used) by Investing Activities        (16,891)        183,786
                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on notes payable                          (22,648)        (12,299)
     Proceeds from stock options exercised               16,570              --
                                                   ------------    ------------
Net Cash Provided (Used) by Financing Activities         (6,078)        (12,299)
                                                   ------------    ------------

Effect of exchange rate changes on cash                   8,043             776
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   (172,425)       (695,185)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      1,861,627       1,031,678
                                                   ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $  1,689,202    $    336,493
                                                   ============    ============

CASH PAID DURING THE PERIOD FOR:
     Interest                                      $      1,480    $      2,385
                                                   ============    ============

     Income taxes paid (received)                  $    217,987    $    824,534
                                                   ============    ============

See accompanying notes.

                               SUTRON CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2006


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

STOCK COMPENSATION

The Company's Amended and Restated 1996, 1997 and 2002 Stock Option Plans provide for the issuance of non-qualified stock options to employees, officers and directors. The plans are administered by the compensation committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award. See Note 13 of the Company's financial statements in its Annual

Report on Form 10-KSB for the year ended December 31, 2005 for additional information related to the stock option plans.

Effective January 1, 2006, the Company adopted SFAS No. 123R ACCOUNTING FOR STOCK BASED COMPENSATION (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is being applied on the modified prospective transition method and therefore the Company has not restated results for prior periods. The financial statements for the three and six month periods ended June 30, 2006 recognize compensation cost for the portion of outstanding awards which have vested during the period. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. For the three and six month periods ended June 30, 2006, total stock-based compensation expense of $10,310 was included in operating expenses. The weighted average fair value of options granted during the three months and six months ended June 30, 2006 was calculated using the Black-Scholes option pricing model with the following valuation assumptions and weighted average fair value as follows:

                                                   Periods Ended June 30, 2006
                                                   ---------------------------
                                                   Three Months    Six Months
                                                   ------------   ------------
         Weighted average fair value of grants     $       7.80   $       7.80
         Expected volatility                                 30%            30%
         Dividend yield                                       0              0
         Risk-free interest rate                           5.16%          5.16%
         Expected term in years                           10.00          10.00


The volatility factor is based on the Company's historical stock price fluctuations. The Company has not, and does not intend to, issue dividends; therefore, the dividend yield assumption is 0. The Company applied the risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant. The expected term of the option is based on the contractual period of the options granted.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to its stock-based employee compensation for the three and six month periods ended June 30, 2005.


                                                   Periods Ended June 30, 2005
                                                   ---------------------------
                                                   Three Months    Six Months
                                                   ------------   ------------
         Net income, as reported                   $    131,979   $    524,270
         Less: Pro forma impact of expensing stock
         options, under fair value method                37,488         37,488
                                                   ------------   ------------
         Pro forma net income                      $     94,491   $    486,782
                                                   ============   ============

         Earnings per share
         -Basic income per share, as reported      $        .03   $        .12
                                                   ============   ============
         -Basic income per share, pro forma        $        .02   $        .11
                                                   ============   ============

         -Diluted income per share, as reported    $        .03   $        .11
                                                   ============   ============
         -Diluted income per share, pro forma      $        .02   $        .10
                                                   ============   ============


3.       STOCK OPTIONS

The Company has granted stock options under the 2002, 1997 and the 1996 Stock Option Plans to key employees and directors for valuable services provided to the Company. Under the 1996 Plan, the

Company authorized 260,000 shares, 259,000 of which have been granted. As of December 31, 2004, the Company authorized 60,000 shares and 400,000 shares under the 1997 and 2002 Stock Option Plans, respectively, all of which have been granted. During 2005, the 2002 Stock Option Plan was amended to authorize 650,000 shares, 435,333 of which have been granted. In addition, all three plans were amended in 2005 to allow Directors to participate in the plan, and that vesting schedules will be determined by the Board at the time each individual option is granted.

Shares under all of the plans may be granted at not less than 100 percent of the fair market value at the grant date. All options have a ten-year term from the date of grant. Prior to the 2005 amendments, options vested ratably over five years on each anniversary date the option was granted. The Company elected to accelerate vesting of all outstanding options as of December 31, 2005, as permitted under the plans. Cancelled or expired options are able to be reissued. The following table summarizes stock option activity under the Stock Option Plans for the six months ended June 30, 2006:
                                                                     Number of
                                 Number of       Weighted Avg.        Options
                                  Shares        Exercise Price      Exercisable
                               ------------      ------------      ------------
Balance - December 31, 2005         739,333      $        .98           739,333
                                                                   ============
     Granted                         15,000              7.80
     Exercised                       25,000               .66
     Canceled                            --                --
                               ------------      ------------      ------------
Balance - June 30, 2006             729,333      $        .97           729,333
                               ============      ============      ============

At June 30, 2006, a total of 210,667 shares were available for future grants under the Company's stock options plans.


4.       EARNINGS PER SHARE

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock.
                                                   Three Months Ended June 30,
                                                  ----------------------------
                                                      2006            2005
                                                  ------------    ------------
Net income                                        $    508,732    $    131,979
                                                  ============    ============
Shares used in calculation of income per share:
     Basic                                           4,306,925       4,289,551
        Effect of dilutive options                     644,865         631,664
                                                  ============    ============
     Diluted                                         4,951,790       4,921,215
                                                  ============    ============
Net income per share:
     Basic                                        $        .12    $        .03
                                                  ============    ============
     Diluted                                      $        .10    $        .03
                                                  ============    ============


                                                    Six Months Ended June 30,
                                                  ----------------------------
                                                      2006            2005
                                                  ------------    ------------
Net income                                        $    868,171    $    524,270
                                                  ============    ============
Shares used in calculation of income per share:
     Basic                                           4,301,098       4,289,551
        Effect of dilutive options                     658,376         640,849
                                                  ============    ============
     Diluted                                         4,959,474       4,930,400
                                                  ============    ============
Net income per share:
     Basic                                        $        .20    $        .12
                                                  ============    ============
     Diluted                                      $        .18    $        .11
                                                  ============    ============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

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


OVERVIEW

Our primary focus is to provide real-time systems solutions, including equipment, software and services to our customers in the areas of hydrological, meteorological, and oceanic monitoring. We design, manufacture and market our products and services to a diversified customer base consisting of federal, state, local and foreign governments, engineering companies, universities, airports and hydropower companies. Our products and services enable these entities to monitor and collect hydrological, meteorological and oceanic data for the management of critical water resources, for early warning of potentially disastrous floods, storms or tsunamis, for the optimization of hydropower plants and for providing real-time weather conditions at airports.

Our key products are our SatLink2 Transmitter/Logger, our Xpert and XLite dataloggers, our water level sensors and our XConnect systems software. These are the essential components of most systems and are provided to customers as off-the-shelf equipment or as part of a custom system. The SatLink2 is a key product because it functions both as a transmitter and also as a datalogger. It is an excellent solution for small systems that do not require a significant number of sensors or communications options. The Xpert and XLite are more powerful dataloggers that have significantly more logging capability and communications options than the SatLink2. Our water level sensors consist of shaft encoders, submersible sensors, bubblers and a new radar level sensor. The radar level sensor is a precision water level measuring instrument using radar pulses that allow measurements to be made without direct contact with the water surface and can be located on a bridge, pier or any structure over the water's surface.

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

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

                                                   Three Months Ended June 30,
                                                  ----------------------------
                                                      2006            2005
                                                  ------------    ------------
     Net sales and revenues                              100.0%          100.0%
     Cost of sales and revenues                           62.7            60.3
                                                  ------------    ------------
     Gross profit                                         37.3            39.7

     Selling, general and administrative expenses         14.2            21.6
     Research and Development expenses                     7.3            11.7
                                                  ------------    ------------
     Operating income                                     15.8             6.4

                                                  ------------    ------------
     Interest (income) expense                              .3              .1
                                                  ------------    ------------
     Income before  income taxes                          16.1             6.5
     Income taxes (benefit)                                4.6             2.3
                                                  ------------    ------------
     Net income                                           11.5%            4.2%
                                                  ============    ============

NET SALES AND REVENUES

The Company's net sales and revenues for the three months ended June 30, 2006 increased 40% to $4,421,174 from $3,157,884 in 2005 due primarily to increased international revenues. Net sales and revenues are broken down between the Company's operating divisions or profit centers which include the HydroMet Products Division, the Integrated Services Division which includes Special Projects and the Company's India Branch Office, the Hydrological Services Division and the Airport Weather Systems Division.

The HydroMet Products Division, which is responsible for sales of standard products, had a net sales and revenue decrease of 28% to $1,455,223 from $2,022,221 in 2005. Standard product revenues were higher in 2005 due to significantly higher shipments of tide stations to the National Oceanic and Atmospheric Administration (NOAA). Revenues from tides systems were approximately $194,000 in the second quarter of 2006 as compared with revenues of approximately $863,000 in 2005. We do anticipate higher product sales in the third and fourth quarters of 2006, as compared to the second quarter, due to projected government fiscal year end spending and replacement needs. Integrated Systems Division net sales and revenues increased 396% to $2,039,662 from $410,504 in 2005 due to second quarter revenues of approximately $816,000 from a contract with the Central Water Commission of India, $240,000 from a contract with the India Meteorological Department and $580,000 from a subcontract with Prime Controls to instrument three canals in New Orleans for the Army Corps of Engineers. Net sales and revenues from Hydrological Services Division increased 28% to $926,279 from $725,159 in 2005 due an increase in project deliveries. Airport Weather Systems Division did not have any net sales and revenues in either the second quarter of 2006 or 2005.

Overall domestic revenues increased 19% to $2,889,184 in the second quarter of 2006 versus $2,425,079 in 2005 while international revenues increased 109% to $1,531,990 in 2006 versus $732,805 in 2005, primarily due to the India projects. Customer orders for the second quarter of 2006 were approximately $4,355,000 as compared to approximately $3,143,000 in 2005.

COST OF SALES AND REVENUES

Cost of sales as a percentage of revenues was 62.7% for the quarter ended June 30, 2006 as compared to 60.3% for the quarter ended June 30, 2005. The increase in cost of sales is attributed to changes in the product mix. In 2006, substantial costs were associated with projects such as Central Water Commission of India, India Meteorological Department and Prime Controls. Projects do not normally carry as high margins as stand-alone products which benefited the margins in 2005. Cost of sales for both 2006 and 2005 include provisions for inventory obsolescence, physical inventory adjustments and inventory valuation adjustments. The Company continually pursues product cost reductions through continual review of procurement sourcing, product value engineering and improvements in manufacturing processes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased to $627,791 in 2006 from $682,607 in 2005, a decrease of $54,816 or 8%. The Company experienced decreases primarily in selling and marketing activities and international agent commissions.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased to $325,460 in 2006 from $371,174 in 2005, a decrease of $45,714 or 12%. Product development expenses decreased primarily due higher costs in 2005 associated with efforts to improve and incorporate state-of-the-art technology into the Xpert datalogger. Dataloggers and water level sensors are the primary components of hydrometeorological systems and we are continuously improving these products as well as developing new products in order to maintain and improve our competitive position.

INTEREST INCOME AND EXPENSE, NET

Due to the Company's cash position, the Company did not use its line of credit during the second quarter of 2006. The Company had net interest income in 2006 of $13,244 as compared to net interest income of $4,799 in 2005.

INCOME TAXES

Income taxes increased 173% in 2006 to $202,000 from $74,000 in 2005 due to the increase in operating income. Taxes as a percentage of revenue were 4.6% in 2006 as compared to 2.3% in 2005. The provisions for income taxes represent effective tax rates of approximately 28.4% in 2006 and 35.9% in 2005, respectively. The effective tax rate in 2006 decreased due to the exercise of non-qualified stock options that generated a significant tax deduction relating to stock option compensation.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

                                                    Six Months Ended June 30,
                                                  ----------------------------
                                                      2006            2005
                                                  ------------    ------------
     Net sales and revenues                              100.0%          100.0%
     Cost of sales and revenues                           59.7            58.7
                                                  ------------    ------------
     Gross profit                                         40.3            41.3

     Selling, general and administrative expenses         17.0            20.1
     Research and Development expenses                     8.6             9.6
                                                  ------------    ------------
     Operating income                                     14.7            11.6

                                                  ------------    ------------
     Interest (income) expense                              .3              .1
                                                  ------------    ------------
     Income before  income taxes                          15.0            11.7
     Income taxes (benefit)                                4.8             4.3
                                                  ------------    ------------
     Net income                                           10.2%            7.4%
                                                  ============    ============

NET SALES AND REVENUES

The Company's net sales and revenues for the six months ended June 30, 2006 increased 21% to $8,497,282 from $7,051,817 in 2005. Net sales and revenues are broken down between the Company's operating divisions or profit centers which include the HydroMet Products Division, the Integrated Services Division which includes Special Projects and the Company's India Branch Office, the Hydrological Services Division and the Airport Weather Systems Division.

The HydroMet Products Division had a revenue decrease of 11.6% to $3,365,306 from $3,805,001 in 2005 due to a decrease in tides systems shipments. Integrated Systems Division revenues increased 118% to $3,615,705 from $1,654,797 in 2005 due to revenues of approximately $1,182,000 from the Central Water Commission of India contract and revenues of approximately $1,092,000 from the India Meteorological Department contract. Revenues from the Hydrological Services Division increased 13% to $1,401,286 from $1,237,330 in 2005 due to increased project activity. Airport Weather Systems Division revenues decreased to $114,985 in 2006 as compared to $354,689 in 2005 due to a decline in project deliveries.

Overall domestic revenues increased 2% to $4,798,882 in 2006 versus $4,690,675 in 2005 while international revenues increased 57% to $3,698,400 in 2006 versus $2,361,142 in 2005 due primarily to revenues from contracts with the Central Water Commission of India and India Meteorological Department. Customer orders or bookings for 2006 were approximately $8,202,000 as compared to approximately $6,169,000 in 2005. The Company's backlog of orders at June 30, 2006 was approximately $10,544,000 as compared with approximately $4,662,000 as of June 30, 2005. The Company anticipates that approximately 64% of its backlog as of June 30, 2006 will be shipped in 2006.

COST OF SALES AND REVENUES

Cost of sales as a percentage of revenues was 60% in 2006 as compared to 59% in 2005. The increase in cost of sales reflects changes in the product mix. In 2006, substantial costs were associated with projects such as Central Water Commission of India, India Meteorological Department and Prime Controls. Projects do not normally carry as high margins as stand-alone products which benefited the margins in 2005. The Company continually pursues product cost reductions through continual review of procurement sourcing, product value engineering and improvements in manufacturing processes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased to $1,448,181 in 2006 from $1,413,345 in 2005, an increase of $34,836 or 2.5%. The Company experienced increases primarily in audit and tax service fees and selling and marketing activities.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased to $731,729 in 2006 from $680,668 in 2005, an increase of $51,061 or 7.5%. Product development expenses increased primarily due to efforts to improve and incorporate state-of-the-art technology into the Xpert datalogger and to develop a new water level sensor. The radar level sensor is a precision water level measuring instrument using radar pulses that allow measurements to be made without direct contact with the water surface and can be located on a bridge, pier or any structure over the water's surface and unlike other radar level sensors, Sutron's radar sensor operates under new FCC UWB rules and does not require an FCC license. The operating frequency is 5.8GHz for unrestricted, unlicensed operation. Dataloggers and water level sensors are the primary components of hydrometeorological systems and we are continuously improving these products as well as developing new products in order to maintain and improve our competitive position.

INTEREST INCOME AND EXPENSE, NET

Due to the Company's cash position, the Company did not use its line of credit during the six months ended June 30, 2006. The Company had net interest income in 2006 of $25,599 as compared to net interest income of $8,659 in 2005.

INCOME TAXES

Income taxes increased 35% in 2006 to $406,000 from $300,000 in 2005 due to the increase in operating income. Taxes as a percentage of revenue were 4.8% in 2006 as compared to 4.3% in 2005. The provisions for income taxes represent effective tax rates of approximately 31.9% in 2006 and 36.49% in 2005, respectively. The effective tax rate in 2006 decreased due to the exercise of non-qualified stock options that generated a significant tax deduction relating to stock option compensation.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash equivalents was $1,689,202 at June 30, 2006 compared to $1,861,627 at December 31, 2005. Working capital increased to $7,726,789 at June 30, 2006 compared with $6,843,647 at December 31, 2005. The increase resulted from the earnings in 2006.

Net cash used by operating activities was $157,499 for the six months ended June 30, 2006 as compared to cash used by operating activities of $867,448 for the six months ended June 30, 2005. The decrease is primarily due to increases in net income and to a large payment in advance received from the Central Water Commission of India that is included in accrued expenses.

Net cash used by investing activities was $16,891 for the six months ended June 30, 2006 as compared to cash used by investing activities of $203,707 for the six months ended June 30, 2005, and the decrease was primarily due to reductions in restricted cash and in the purchases of property and equipment.

Net cash used by financing activities was $6,078 for the six months ended June 30, 2006 as compared to net cash used by financing activities of $12,299 for the six months ended June 30, 2005 due to proceeds from stock options and a reduction in payments on term notes payable.

We have a revolving credit facility of $2,500,000 with BB&T Bank. We are permitted to borrow based on accounts receivable and inventory according to pre-established criteria. The credit facility expires on August 5, 2007 and is secured by substantially all assets of the Company. Borrowings bear interest at the bank's prime rate. During the second quarter of 2006, there were no borrowings on the line of credit.

We frequently bid on and enter into international contracts that require bid and performance bonds. At June 30, 2006 and December 31, 2005, a commercial bank had issued standby letters of credit in the amount of $524,300 and $751,725 that served as either bid or performance bonds. The amount available to borrow under the line of credit was reduced by these amounts.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2006. Based upon the foregoing evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of that date.

There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 17, 2006, an Annual Meeting of Shareholders of Sutron Corporation was held. Directors elected at the meeting were Raul S. McQuivey, Daniel W. Farrell, Robert F. Roberts, Jr., Andrew D. Lipman and Thomas R. Porter. Thompson, Greenspon & Co., P.C. was appointed as independent accountants for 2006. The election of directors and the appointment of the independent accountants were the only matters voted upon at the meeting. The number of shares eligible to vote at the meeting was 4,295,551. The results of the voting on these matters are shown below.

1.       Election of Directors

         Name                       Votes For         Votes Withheld
         ----                       ---------         --------------
         Raul S. McQuivey           3,844,416                 83,700
         Daniel W. Farrell          3,844,416                 83,700
         Robert F. Roberts, Jr.     3,844,416                 83,700
         Andrew D. Lipman           3,833,916                 94,200
         Thomas R. Porter           3,844,416                 83,700

2.       Appointment of Thompson, Greenspon & Co., P.C. as Independent
         Accountants.

         For               Against          Abstain
         ---               -------          -------
         3,853,836         73,480             800



ITEM 6.  EXHIBITS

10.11 Stock Option Agreement between The Company and Andrew D. Lipman dated May 17, 2006

10.12 Stock Option Agreement between The Company and Thomas R. Porter dated May 17, 2006

10.13 Stock Option Agreement between The Company and Robert F. Roberts, Jr. dated May 17, 2006

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

                                           Sutron Corporation
                                             (Registrant)


August 11, 2006                            /s/ Raul S. McQuivey
---------------                            --------------------
Date                                       Raul S. McQuivey
                                           President and Chief Executive Officer
                                          (Principal Executive Officer)


August 11, 2006                            /s/ Sidney C. Hooper
---------------                            --------------------
Date                                       Sidney C. Hooper
                                           Chief Financial Officer and Treasurer
                                          (Principal Accounting Officer)