Form 10QSB
period 2006-09-30
SUTRON CORP
filed 2006-11-14
CIK 728331

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

                For the quarterly period ended September 30, 2006

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports); and
(2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

There were 4,319,551 outstanding shares of the issuer's only class of common equity, Common Stock, $0.01 par value, on November 13, 2006.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]
================================================================================

                               SUTRON CORPORATION
                          FORM 10-QSB QUARTERLY REPORT
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2006

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 2

         Condensed Consolidated Balance Sheet as of September 30,
         2006 and December 31, 2005                                           2

         Condensed Consolidated Statements of Operations for the
         Three Months Ended September 30, 2006 and 2005                       3


         Condensed Consolidated Statements of Operations for the
         Nine Months Ended September 30, 2006 and 2005                        4


         Condensed Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 2006 and 2005                        5


         Financial Footnotes                                                  6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  9

Item 3.  Controls and Procedures                                             14

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                   14

Item 4.  Submission of Matters to a Vote of Security Holders                 15

Item 6.  Exhibits                                                            15

Signatures                                                                   15

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                               SUTRON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       (UNAUDITED)      AUDITED
                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          2006            2005
                                                      ------------    ------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                        $  1,273,617    $  1,861,627
     Restricted cash and cash equivalents                  126,558         233,375
     Accounts receivable                                 5,967,455       3,711,426
     Inventory                                           3,411,965       2,532,524
     Prepaid items and other assets                        274,017         493,947
     Deferred income taxes                                 275,000         278,000
                                                      ------------    ------------
          Total current assets                          11,328,612       9,110,899

PROPERTY AND EQUIPMENT, AT COST                          3,339,929       3,222,086
Less: Accumulated depreciation and amortization         (2,714,854)     (2,534,854)
                                                      ------------    ------------
     Property and equipment, net                           625,075         687,232
OTHER ASSETS                                                44,115          48,623
                                                      ------------    ------------
         TOTAL ASSETS                                 $ 11,997,802    $  9,846,754
                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                 $  1,296,164    $    844,511
     Accrued payroll                                       296,574         195,153
     Other accrued expenses                              1,565,065       1,179,925
     Notes payable - current                                47,663          47,663
                                                      ------------    ------------
          Total current liabilities                      3,205,466       2,267,252

LONG-TERM LIABILITIES
     Notes payable, net of current maturities               50,691          88,773
     Deferred income taxes                                 140,000         169,000
                                                      ------------    ------------
         TOTAL LIABILITIES                               3,396,157       2,525,025
                                                      ------------    ------------

STOCKHOLDERS' EQUITY
     Common stock                                           43,196          42,946
     Additional paid-in capital                          2,349,866       2,312,230
     Retained earnings                                   6,207,086       4,968,224
     Accumulated other comprehensive (loss) income           1,497          (1,671)
                                                      ------------    ------------
         TOTAL STOCKHOLDERS' EQUITY                      8,601,645       7,321,729
                                                      ------------    ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 11,997,802    $  9,846,754
                                                      ============    ============

See accompanying notes.

                                SUTRON CORPORTION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                           2006         2005
                                                        ----------   ----------

Net sales and revenues                                  $4,783,365   $3,512,443

Cost of sales and revenues                               3,271,071    2,159,093
                                                        ----------   ----------
               Gross profit                              1,512,294    1,353,350
                                                        ----------   ----------

Operating expenses:
     Selling, general and administrative expenses          668,572      630,132
     Research and development expenses                     286,497      316,016
                                                        ----------   ----------
               Total operating expenses                    955,069      946,148
                                                        ----------   ----------

               Operating income                            557,225      407,202

Interest income (expense), net                              26,466        6,040
                                                        ----------   ----------

                Income before income taxes                 583,691      413,242

Income taxes                                               213,000      143,000

                                                        ----------   ----------
Net income                                              $  370,691   $  270,242
                                                        ==========   ==========
Net income per share:

               Basic income per share                   $      .09   $      .06
                                                        ==========   ==========

               Diluted income per share                 $      .07   $      .05
                                                        ==========   ==========

See accompanying notes.

                                SUTRON CORPORTION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          2006          2005
                                                      -----------   -----------

Net sales and revenues                                $13,280,647   $10,564,260

Cost of sales and revenues                              8,287,681     6,242,311
                                                      -----------   -----------
               Gross profit                             4,992,966     4,321,949
                                                      -----------   -----------

Operating expenses:
     Selling, general and administrative expenses       2,168,943     2,102,452
     Research and development expenses                  1,018,226       996,684
                                                      -----------   -----------
               Total operating expenses                 3,187,169     3,099,136
                                                      -----------   -----------

               Operating income                         1,805,797     1,222,813

Interest income (expense), net                             52,065        14,700
                                                      -----------   -----------

                Income before income taxes              1,857,862     1,237,513

Income taxes                                              619,000       443,000
                                                      -----------   -----------
Net income                                            $ 1,238,862   $   794,513
                                                      ===========   ===========

Net income per share:

               Basic income per share                 $       .29   $       .18
                                                      ===========   ===========

               Diluted income per share               $       .25   $       .16
                                                      ===========   ===========

See accompanying notes.

                                SUTRON CORPORTION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           2006           2005
                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                        $ 1,238,862    $   794,513
     Noncash items included in net income:
        Depreciation and amortization                      180,000        179,502
         Stock option compensation                          21,316           --
     Changes in current assets and liabilities:
            Accounts receivable                         (2,256,029)      (116,057)
            Inventory                                     (879,441)      (811,784)
            Prepaid items and other assets                 227,438       (123,399)
            Accounts payable                               451,653        (53,994)
            Accrued expenses                               486,561       (203,741)
            Deferred income taxes                          (29,000)          --
                                                       -----------    -----------
Net Cash Provided (Used) by Operating Activities          (558,640)      (334,960)
                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Restricted cash and cash equivalents                  106,817       (132,996)
     Purchase of property and equipment                   (117,843)      (134,006)
                                                       -----------    -----------
Net Cash Provided (Used) by Investing Activities           (11,026)      (267,002)
                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on notes payable                             (38,082)       (20,574)
     Proceeds from stock options exercised                  16,570           --
                                                       -----------    -----------
Net Cash Provided (Used) by Financing Activities           (21,512)       (20,574)
                                                       -----------    -----------

Effect of exchange rate changes on cash                      3,168         (1,159)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (588,010)      (623,695)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         1,861,627      1,310,603
                                                       -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 1,273,617    $   686,908
                                                       ===========    ===========

CASH PAID DURING THE PERIOD FOR:
     Interest                                          $     2,210    $     2,406
                                                       ===========    ===========
     Income taxes paid (received)                      $   474,566    $   831,054
                                                       ===========    ===========

See accompanying notes.

                              SUTRON CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 2006

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Sutron Corporation (the "Company") was incorporated on December 30, 1975, under the General Laws of the Commonwealth of Virginia. The Company operates from its headquarters located in Sterling, Virginia. The Company has several branch offices located throughout the United States, a branch office in India and a wholly owned subsidiary in India. The Company is a leading provider of real-time data collection and control products, systems software and professional services in the hydrological, meteorological and oceanic monitoring markets. The Company's products include data loggers, satellite transmitters/loggers, water level and meteorological sensors, tides systems and systems and applications software. Customers consist of a diversified base of federal, state, local and foreign government agencies, engineering companies, universities and hydropower companies.

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

STOCK COMPENSATION

The Company's Amended and Restated 1996, 1997 and 2002 Stock Option Plans (the "Stock Option Plans") provide for the issuance of non-qualified stock options to employees, officers and directors. The plans are administered by the compensation committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award. See
Note 13 of the Company's financial
statements in its Annual Report on Form 10-KSB for the year ended December 31, 2005 for additional information related to the stock option plans.

Effective January 1, 2006, the Company adopted SFAS No. 123R ACCOUNTING FOR STOCK BASED COMPENSATION (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is being applied on the modified prospective transition method and therefore the Company has not restated results for prior periods. The financial statements for the three and nine month periods ended September 30, 2006 recognize compensation cost for the portion of outstanding awards which have vested during the period. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. For the three and nine month periods ended September 30, 2006, total stock-based compensation expense of $11,006 and $21,316, respectively, was included in operating expenses. The weighted average fair value of options granted during the three months and nine months ended September 30, 2006 was calculated using the Black-Scholes option pricing model with the following valuation assumptions and weighted average fair value as follows:

                                              Periods Ended September 30, 2006
                                              --------------------------------
                                                Three Months    Nine Months
                                                ------------    -----------

     Weighted average fair value of grants          $7.80          $7.80
     Expected volatility                              30%            30%
     Dividend yield                                     0              0
     Risk-free interest rate                        5.16%          5.16%
     Expected term in years                         10.00          10.00

The volatility factor is based on the Company's historical stock price fluctuations. The Company has not, and does not intend to, issue dividends; therefore, the dividend yield assumption is 0. The Company applied the risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant. The expected term of the option is based on the contractual period of the options granted. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to its stock-based employee compensation for the three and nine month periods ended September 30, 2005.

                                           Periods Ended September 30, 2005
                                           --------------------------------
                                            Three Months      Nine Months
                                            -----------------------------

Net income, as reported                     $   270,242       $   794,513
Less: Pro forma impact of expensing stock
options, under fair value method                   --              37,488
                                            -----------------------------
Pro forma net income                        $   270,242       $   757,025
                                            =============================

Earnings per share
-Basic income per share, as reported        $       .06       $       .18
                                            =============================
-Basic income per share, pro forma          $       .06       $       .18
                                            =============================

-Diluted income per share, as reported      $       .05       $       .16
                                            =============================
-Diluted income per share, pro forma        $       .05       $       .15
                                            =============================

3. STOCK OPTIONS

The Company has granted stock options under the Stock Option Plans to key employees and directors for valuable services provided to the Company. Under the 1996 Plan, the Company authorized 260,000 shares, 259,000 of which have been granted. As of December 31, 2004, the Company authorized 60,000 shares and 400,000 shares under the 1997 and 2002 Stock Option Plans, respectively, all of which have been granted. During 2005, the 2002 Stock Option Plan was amended to authorize 650,000 shares, 435,333 of which have been granted. In addition, all three plans were amended in 2005 to allow Directors to participate in the plan, and to provide that vesting schedules will be determined by the Board at the time each individual option is granted.

Shares under all of the plans may be granted at not less than 100 percent of the fair market value at the grant date. All options have a ten-year term from the date of grant. Prior to the 2005 amendments, options vested ratably over five years on each anniversary date the option was granted. The Company elected to accelerate vesting of all outstanding options as of December 31, 2005, as permitted under the plans. Cancelled or expired options are able to be reissued. The following table summarizes stock option activity under the Stock Option Plans for the nine months ended September 30, 2006:

                                    Number of  Weighted Avg.   Number of Options
                                     Shares    Exercise Price     Exercisable
                                    --------------------------------------------
Balance - December 31, 2005          739,333        $.98            739,333
                                                                 =============
     Granted                          15,000        7.80
     Exercised                        25,000         .66
     Canceled                            --          --
                                    --------------------------------------------
Balance - September 30, 2006         729,333        $.97            729,333
                                    ============================================

At September 30, 2006, a total of 210,667 shares were available for future grants under the Company's Stock Options Plans.

4. EARNINGS PER SHARE

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock.

                                                Three Months Ended September 30,
                                                    2006               2005
                                                --------------------------------
Net income                                        $ 370,691          $ 270,242
                                                ================================
Shares used in calculation of income
 per share:
     Basic                                        4,319,551          4,289,551
          Effect of dilutive options                654,925            636,797
                                                ================================
     Diluted                                      4,974,476          4,926,348
                                                ================================
Net income per share:
     Basic                                             $.09               $.06
                                                ================================
     Diluted                                           $.07               $.05
                                                ================================

                                                 Nine Months Ended September 30,
                                                    2006               2005
                                                --------------------------------
Net income                                       $1,238,862          $ 794,513
                                                ================================
Shares used in calculation of income
 per share:
     Basic                                        4,309,002          4,289,551
          Effect of dilutive options                654,925            641,280
                                                ================================

     Diluted                                      4,963,927          4,930,831
                                                ================================
Net income per share:
     Basic                                             $.29               $.18
                                                ================================
     Diluted                                           $.25               $.16
                                                ================================

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

OVERVIEW

Our primary focus is to provide real-time systems solutions, including equipment, software and services to our customers in the areas of hydrological, meteorological, and oceanic monitoring. We design, manufacture and market our products and services to a diversified customer base consisting of federal, state, local and foreign governments, engineering companies, universities and hydropower companies. Our products and services enable these entities to monitor and collect hydrological, meteorological and oceanic data for the management of critical water resources, for early warning of potentially disastrous floods, storms or tsunamis, for the optimization of hydropower plants and for providing real-time weather conditions at airports.

Our key products are our SatLink2 Transmitter/Logger, our Xpert and XLite dataloggers, our water level sensors, our tides systems and our XConnect systems software. These are the essential components of most systems and are provided to customers as off-the-shelf equipment or as part of a custom system. The SatLink2 is a key product because it functions both as a transmitter and also as a datalogger. It is a cost-effective solution for small systems that do not require a significant number of sensors or communications options as compared to the purchase of a separate datalogger and transmitter. The Xpert and XLite are more powerful dataloggers that have significantly more logging capability and communications options than the SatLink2. Our water level sensors consist of shaft encoders, submersible pressure sensors, bubbler systems and a new radar level sensor. The radar level sensor is a precision water level measuring instrument using radar pulses that allow measurements to be made without direct contact with the water surface and can be located on a bridge, pier or any structure over the water's surface.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of financial condition and results of operations are based upon the condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, the valuation of inventory, and valuation of deferred tax assets and liabilities, useful lives of intangible assets, warranty obligations and accruals. We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For a complete description of accounting policies and estimates, see Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-KSB for the year ended December 31, 2005. There were no significant changes in our critical accounting policies and estimates during the quarter ended September 30, 2006.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

                                            Three Months Ended September 30,
                                          2006       2006       2005       2005
                                       ----------   -----    ----------   -----

Net sales and revenues                 $4,783,365   100.0%   $3,512,443   100.0%
Cost of sales and revenues              3,271,071    68.4     2,159,093    61.5
                                       ----------   -----    ----------   -----
Gross profit                            1,512,294    31.6     1,353,350    38.5

Selling, general and administrative
 expenses                                 668,572    14.0       630,132    17.9
Research and Development expenses         286,497     6.0       316,016     9.0
                                       ----------   -----    ----------   -----
Operating income                          557,225    11.6       407,202    11.6
                                       ----------   -----    ----------   -----
Interest (income) expense                  26,466      .6         6,040      .2
                                       ----------   -----    ----------   -----
Income before  income taxes               583,691    12.2       413,242    11.8
Income taxes (benefit)                    213,000     4.4       143,000     4.1
                                       ----------   -----    ----------   -----
Net income                             $  370,691     7.8%   $  270,242     7.7%
                                       ==========   =====    ==========   =====


NET SALES AND REVENUES

The Company's net sales and revenues for the three months ended September 30, 2006 increased 36% to $4,783,365 from $3,512,443 in 2005 reflecting increases in both domestic and international revenues. Net sales and revenues are broken down between the Company's operating divisions or profit centers which include the HydroMet Products Division, the Integrated Services Division which includes Special Projects and the Company's India Branch Office, the Hydrological Services Division and the Airport Weather Systems Division.

The HydroMet Products Division, which is responsible for sales of standard products, had a net sales and revenue increase of 11% to $2,281,695 from $2,057,765 in 2005 primarily due to an increase in sales of SatLink2 transmitters/loggers and accessory items. Integrated Systems Division's net sales and revenues increased 27% to $2,038,416 from $476,611 in 2005 due to third quarter revenues of approximately $378,000 from a contract with the Central Water Commission of India and revenues of approximately $733,000 from two contracts with the US Army Corps of Engineers and a subcontract with Prime Controls to instrument three canals and eight locks in New Orleans. Net sales and revenues from Hydrological Services Division decreased 40% to $463,254 from $768,436 in 2005 due a decrease in project deliveries as personnel were diverted to assist with the New Orleans contracts. Airport Weather Systems Division did not have any revenues in the third quarter of 2006 as compared to revenue of $209,631 in 2005. The Company continues to pursue airport weather projects internationally but can not pursue projects in the United States as our system is not FAA approved.

The Company has benefited in both 2006 and 2005 from revenues related to natural disasters. In 2006, the Company has derived significant revenues from providing and installing replacement instrumentation in canals and on locks in New Orleans due to Hurricane Katrina. In 2005, the Company derived significant revenues from sales of oceanic tide monitoring systems in response to the tsunami in the Pacific Ocean. Although it is likely that the Company will continue to provide original and replacement equipment after natural disasters, the impact of such on the Company's future revenues is uncertain.

Overall domestic revenues increased 19% to $3,598,055 in the third quarter of 2006 versus $3,013,226 in 2005 due primarily to revenues from the US Army Corps of Engineers and Prime Controls contracts while international revenues increased 137% to $1,185,310 in 2006 versus $499,217 in 2005, due primarily to the Central Water Commission of India contract. Customer orders for the third quarter of 2006 increased 8% to approximately $6,187,000 as compared to $5,747,000 in 2005.

COST OF SALES AND REVENUES

Cost of sales as a percentage of revenues was 68.4% for the quarter ended September 30, 2006 as compared to 61.5% for the quarter ended September 30, 2005. In 2006, the US Army Corps of Engineers and Prime Controls projects in New Orleans were highly labor intensive and our profit margins were not as expected. Also, our Hydrological Services Division experienced difficulties with two projects in Florida that resulted in cost overruns. We anticipate that our profit margins will return to historical levels in the fourth quarter of 2006 although we make no assurances in this regard. Cost of sales for both 2006 and 2005 include provisions for inventory obsolescence, physical inventory adjustments and inventory valuation adjustments. The Company continually pursues product cost reductions through continual review of procurement sourcing, product value engineering and improvements in manufacturing processes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased to $668,572 in 2006 from $630,132 in 2005, an increase of $38,439 or 6%. The Company experienced increases in selling and marketing expenses and attorney fees in the third quarter of 2006.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased to $286,497 in 2006 from $316,016 in 2005, a decrease of $29,519 or 9%. Product development expenses decreased primarily due to higher direct billings to customers for product development work which costs are included in cost of sales. Dataloggers and water level sensors are the primary components of hydro-meteorological systems and we are continuously improving these products as well as developing new products in order to maintain and improve our competitive position.

INTEREST INCOME AND EXPENSE, NET

Due to the Company's cash position, the Company did not use its line of credit during the third quarter of 2006. The Company had net interest income in 2006 of $26,466 as compared to net interest income of $6,040 in 2005.

INCOME TAXES

Income taxes increased 49% in 2006 to $213,000 from $143,000 in 2005 due to the increase in operating income. Taxes as a percentage of revenue were 4.5% in 2006 as compared to 4.1% in 2005. The provisions for income taxes represent effective tax rates of approximately 36.5% in 2006 and 34.6% in 2005, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

                                             Nine Months Ended September 30,
                                         2006       2006        2005       2005
                                     -----------   -----    -----------   -----

Net sales and revenues               $13,280,647   100.0%   $10,564,260   100.0%
Cost of sales and revenues             8,287,681    62.4      6,242,311    59.6
                                     -----------   -----    -----------   -----
Gross profit                           4,992,996    37.6      4,321,949    40.4

Selling, general and administrative
 expenses                              2,168,943    16.3      2,102,452    19.3
Research and Development expenses      1,018,226     7.7        996,684     9.5
                                     -----------   -----    -----------   -----
Operating income                       1,805,797    13.6      1,222,813    11.6

                                     -----------   -----    -----------   -----
Interest (income) expense                 52,065      .4         14,700      .1
                                     -----------   -----    -----------   -----
Income before  income taxes            1,857,862    14.0      1,237,513    11.7
Income taxes (benefit)                   619,000     4.7        443,000     4.2
                                     -----------   -----    -----------   -----
Net income                           $ 1,238,862     9.3%   $   794,513     7.5%
                                     ===========   =====    ===========   =====

NET SALES AND REVENUES

The Company's net sales and revenues for the nine months ended September 30, 2006 increased 26% to $13,280,647 from $10,564,260 in 2005 reflecting increased international revenues from contracts in India. Net sales and revenues are broken down between the Company's operating divisions or profit centers which include the HydroMet Products Division, the Integrated Services Division which includes Special Projects and the Company's India Branch Office, the Hydrological Services Division and the Airport Weather Systems Division.

The HydroMet Products Division had a revenue decrease of 4% to $5,647,001 from $5,862,766 in 2005 due to a decrease in NOAA tides systems shipments. Integrated Systems Division revenues increased 165% to $5,654,121 from $2,131,409 in 2005 due primarily to revenues of approximately $1,768,000 from the Central Water Commission of India contract, revenues of approximately $1,132,000 from the India Meteorological Department contract and revenues of approximately $1,313,000 from contracts in New Orleans. Revenues from the Hydrological Services Division decreased 7% to $1,864,540 from $2,005,766 in 2005 due to personnel being diverted to assist with the New Orleans contracts. Airport Weather Systems Division revenues decreased to $114,985 in 2006 as compared to $564,319 in 2005 due to a decline in project deliveries.

Overall domestic revenues increased 9% to $8,396,937 in 2006 versus $7,703,901 in 2005 while international revenues increased 71% to $4,883,710 in 2006 versus $2,860,359 in 2005 due primarily to revenues from contracts with the Central Water Commission of India and India Meteorological Department. Customer orders or bookings for 2006 were up 21% to approximately $14,389,000 as compared to approximately $11,916,000 in 2005. The Company's backlog of orders at September 30, 2006 was approximately $11,948,000 as compared with approximately $6,972,000 as of September 30, 2005. The Company anticipates that approximately 44% of its backlog as of September 30, 2006 will be shipped in 2006 although we make no assurances in this regard.

COST OF SALES AND REVENUES

Cost of sales as a percentage of revenues was 62.4% in 2006 as compared to 59.6% in 2005. The increase in cost of sales reflects changes in the product mix. In 2006, substantial costs were associated with projects such as Central Water Commission of India, India Meteorological Department, Prime Controls and the US Army Corps of Engineers in New Orleans. Projects do not normally carry as high margins as stand-alone products which benefited the margins in 2005 and the Company incurred higher labor costs and lower margins than expected in New Orleans. The Company continually pursues product cost reductions through continual review of procurement sourcing, product value engineering and improvements in manufacturing processes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased to $2,168,943 in 2006 from $2,102,452 in 2005, an increase of $66,491 or 3%. The Company experienced increases in selling and marketing activities and in general and administrative expenses.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased to $1,018,226 in 2006 from $996,684 in 2005, an increase of $21,542 or 2%. Product development expenses increased primarily due to efforts to improve and incorporate state-of-the-art technology into the Xpert datalogger and to develop a new radar level sensor. The radar level sensor is a precision water level measuring instrument using radar pulses that allow measurements to be made without direct contact with the water surface and can be located on a bridge, pier or any structure over the water's surface and unlike other radar level sensors, Sutron's radar sensor operates under new FCC UWB rules and does not require an FCC license. The operating frequency is 5.8GHz for unrestricted, unlicensed operation. Dataloggers and water level sensors are the primary components of hydro-meteorological systems and we are continuously improving these products as well as developing new products in order to maintain and improve our competitive position.

INTEREST INCOME AND EXPENSE, NET

Due to the Company's cash position, the Company did not use its line of credit during the nine months ended September 30, 2006. The Company had net interest income in 2006 of $52,065 as compared to net interest income of $14,700 in 2005.

INCOME TAXES

Income taxes increased 40% in 2006 to $619,000 from $443,000 in 2005 due to the increase in operating income. Taxes as a percentage of revenue were 4.7% in 2006 as compared to 4.2% in 2005. The provisions for income taxes represent effective tax rates of approximately 33.3% in 2006 and 35.7% in 2005, respectively. The effective tax rate in 2006 decreased due to the exercise of non-qualified stock options that generated a significant tax deduction reflecting stock option compensation.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash equivalents was $1,273,617 at September 30, 2006 compared to $1,861,627 at December 31, 2005. Working capital increased to $8,123,146 at September 30, 2006 compared with $6,843,647 at December 31, 2005. The increase was primarily due to 2006 earnings.

Net cash used by operating activities was $558,640 for the nine months ended September 30, 2006 as compared to cash used by operating activities of $334,960 for the nine months ended September 30, 2005. The increase is primarily due to increases in accounts receivable as a result of higher sales revenues.

Net cash used by investing activities was $11,026 for the nine months ended September 30, 2006 as compared to cash used by investing activities of $267,002 for the nine months ended September 30, 2005.

The decrease was primarily due to reductions in restricted cash and in the purchases of property and equipment.

Net cash used by financing activities was $21,512 for the nine months ended September 30, 2006 as compared to net cash used by financing activities of $20,574 for the nine months ended September 30, 2005 due to proceeds from stock options which offset increased payments on notes payable.

We have a revolving credit facility of $2,500,000 with BB&T Bank. We are permitted to borrow based on accounts receivable and inventory according to pre-established criteria. The credit facility expires on August 5, 2007 and is secured by substantially all assets of the Company. Borrowings bear interest at the bank's prime rate. During the third quarter of 2006, there were no borrowings on the line of credit. We frequently bid on and enter into international contracts that require bid and performance bonds. At September 30, 2006 and December 31, 2005, a commercial bank had issued standby letters of credit in the amount of $524,300 and $751,725 that served as either bid or performance bonds. The amount available to borrow under the line of credit was reduced by these amounts.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2006. Based upon the foregoing evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of that date.

There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Various legal claims have arisen from time to time in the normal course of business which, in the opinion of management, have had no material effect on our financial statements. As previously reported, we have been named in a compensation claim under the Indian Anti-Trust Law that is pending before The Monopolies and Restrictive Trade Practices Commission in New Delhi, India. Management believes that the case is unsubstantiated and intends to vigorously defend itself.

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


                                          Sutron Corporation
                                             (Registrant)

November 13, 2006                         /s/ Raul S. McQuivey
-----------------                         --------------------
Date                                      Raul S. McQuivey
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

November 13, 2006                         /s/ Sidney C. Hooper
-----------------                         --------------------
Date                                      Sidney C. Hooper
                                          Chief Financial Officer and Treasurer
                                          (Principal Accounting Officer)