Form 10KSB
period 2006-12-31
SUTRON CORP
filed 2007-03-30
CIK 728331

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2006

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) for the Exchange Act. |_|

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Issuers' revenues for its most recent fiscal year were $19,406,638.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 27, 2007 was approximately $18,890,000 based on the last sale price of such stock.

The number of shares outstanding of the issuers Common Stock, $.01 par value, as of March 27, 2007 was 4,512,884. Transitional Small Business Disclosure format (check one): Yes |_| No |X|
================================================================================

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrants' definitive proxy statement for the 2007 Annual Meeting of Shareholders, which will be filed within 120 days after the end of the year covered by this Form 10-KSB, are incorporated in Part III as set forth herein.

                               SUTRON CORPORATION
                            FORM 10-KSB ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 2006

                                TABLE OF CONTENTS

PART I
--------------------------------------------------------------------------------
Item 1.    Description of Business                                            4
Item 2.    Description of Property                                           10
Item 3.    Legal Proceedings                                                 11
Item 4.    Submission of Matters to a Vote of Security Holders               11

PART II
--------------------------------------------------------------------------------
Item 5.    Market for Common Equity and Related Stockholder Matters
             and Small Business Issuer Purchases of Equity Securities        11

Item 6.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             13
Item 7.    Financial Statements                                              21
Item 8.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                          38
Item 8A.   Controls and Procedures                                           38
Item 8B.   Other Information                                                 38

PART III
--------------------------------------------------------------------------------
Item 9.    Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act               38
Item 10.   Executive Compensation                                            38
Item 11.   Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters                      38
Item 12.   Certain Relationships and Related Transactions                    39
Item 13.   Exhibits                                                          39
Item 14.   Principal Accountant Fees and Services                            39

                                     PART I

THIS FORM 10-KSB INCLUDES FORWARD-LOOKING STATEMENTS REGARDING OUR EXPECTED FUTURE FINANCIAL POSITION, RESULTS OF OPERATIONS, CASH FLOWS, FINANCING PLANS, BUSINESS STRATEGY, PRODUCTS AND SERVICES, COMPETITIVE POSITIONS, GROWTH OPPORTUNITIES, PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS. STATEMENTS THAT INCLUDE WORDS SUCH AS "ANTICIPATE," "IF," "BELIEVE," "PLAN," "ESTIMATE," "EXPECT," "INTEND," MAY," "SHOULD" AND OTHER SIMILAR EXPRESSIONS ARE FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND CONTINGENCIES WHICH MAY CAUSE ACTUAL RESULTS, PERFORMANCE, OR ACHIEVEMENTS TO DIFFER MATERIALLY FROM ANTICIPATED RESULTS, PERFORMANCE, OR ACHIEVEMENTS. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS INCLUDE THOSE DISCUSSED UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS REPORT. ALL FORWARD-LOOKING STATEMENTS SPEAK ONLY TO EVENTS AS OF THE DATE ON WHICH THE STATEMENTS ARE MADE. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US OR ANY PERSON ACTING ON OUR BEHALF ARE QUALIFIED BY THE CAUTIONARY STATEMENTS IN THIS SECTION. WE UNDERTAKE NO OBLIGATION TO UPDATE OR PUBLICLY RELEASE ANY REVISIONS TO FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS, CIRCUMSTANCES OR CHANGES IN EXPECTATIONS AFTER THE DATE ON WHICH THE STATEMENT IS MADE.

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

We design, manufacture and market products and solutions that enable government and commercial entities to monitor and collect hydrological, meteorological and oceanic data for the management of critical water resources, for early warning of potentially disastrous floods, storms or tsunamis and for the optimization of hydropower plants. We provide real-time solutions and services to our customers in three areas of the hydrological, meteorological and oceanic markets. First, we provide real-time data collection and control products consisting primarily of dataloggers, satellite transmitters/loggers, water level and meteorological sensors and tides monitoring systems. Second, we provide turnkey integrated systems for hydrological and meteorological networks including airport weather systems. Third, we provide services consisting of installation, training and maintenance of hydrological and meteorological networks and other related engineering services7. Our customers include a diversified base of federal, state, local and foreign governments, engineering companies, universities, and hydropower companies.

Our ongoing, principal strategic business units consist of the Hydromet Products Division, the Integrated Systems Division, the Hydrological Services Division and our India operations that consist of a branch office and a wholly owned subsidiary, Sutron Hydromet Systems Private Limited. The Integrated Services Division includes the results of providing airport weather systems and special projects due to similarity of services and due to these units not being significant in terms of size and volume. Each unit includes a range of products and services designed to meet the specific needs of a particular customer segment. Our India branch office was established in 2004 to comply with India tax laws and the India wholly owned subsidiary was established in 2005 in order to gain access to the local market.

PRINCIPAL PRODUCTS AND SERVICES
-------------------------------

HYDROMET PRODUCTS DIVISION

The Hydromet Products Division manufactures dataloggers, satellite transmitters/loggers, water level and meteorological sensors and tides monitoring systems. Dataloggers collect sensor data and transmit the data to central facilities primarily by satellite radio but also by telephone, fiber optics or microwave. Our sensors collect hydrological and meteorological data and include a tipping bucket rain gauge, a barometric pressure sensor, a temperature sensor and differing types of water level sensors including shaft encoders, bubbler systems, submersible sensors and radar sensors. Our dataloggers can interface to sensors from other companies. We have long-standing relationships with suppliers for wind speed and wind direction, water quality, humidity and solar radiation sensors. The principal products that are manufactured by the Hydromet Products Division are described below.

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

XPERT AND XLITE DATALOGGERS

The Xpert Datalogger/controller is our fourth generation datalogger. The Xpert is environmentally hardened and capable of operating from -40 C to 60 C. It runs on a Microsoft CE operating system, has a 486 microprocessor, C++ programming and standard 2 MB memory that is expandable to over 1 gigabyte. The XLite, a derived product based on the Xpert, does not have a display but is similarly capable. The XLite was released at the end of 2001.

The Xpert and XLite dataloggers are the core of a wide-range of remote monitoring and control systems, The rugged Xpert is highly modular and can be leveraged to handle multiple applications, from the simplest to the most complex. Its Sensor Library programs are for widely used brand name sensors and all Sutron sensors. Generic measurement objects make adding support for new sensors very easy. It is designed specifically to support a variety of portable and permanent monitoring and control applications and systems including automatic weather stations, agrimet stations, synoptic weather stations, AWOS stations, tide stations, hydromet stations, water level and water quality stations, rainfall stations, gate control stations, irrigation and water distribution control stations, stream gaging stations, dam safety stations and flood forecasting, monitoring, control and warning systems

SATLINK2

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

SatLink2 is certified on all major satellite systems around the world and works with virtually all dataloggers. SatLink2 is programmable from any PC or PDA using software provided with the unit. SatLink2's innovative design includes everything needed to collect high quality data, without costly options. Our standard unit includes a built-in logger, SDI-12 interface, dedicated tipping bucket input, 4 analog inputs and a powerful mathematical equation editor.

STAGE DISCHARGE RECORDER

The Stage Discharge Recorder is an ultra-reliable SDI-12 optical encoder fused with logger technology from our Satlink2 Transmitter/Logger to create an encoder that never forgets. Using proven float-tape-counterweight technology, the Stage Discharge Recorder is a "plug compatible" replacement for strip chart recorders or punched-tape recorder. The Stage Discharge Recorder saves data in ultra-reliable flash memory. This means that there are no backup batteries for the memory. The Stage Discharge Recorder incorporates standard flume and weir equations and can compute and log discharge totals and display discharge as well as flume/weir stage. A built-in event log keeps track of when anyone views or downloads data or makes changes to the setup. The Stage Discharge Recorder will run up to one year on an industrial alkaline battery.

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

ACCUBUBBLE SELF-CONTAINED BUBBLER SYSTEM

The AccuBubble Self-Contained Bubbler is a mercury-free and nitrogen-free bubbler apparatus designed for low maintenance water level measuring. Using the Sutron Accubar Pressure Sensor as the control and sensing element makes the AccuBubble a very stable and highly accurate water level measuring device. The AccuBubble uses power conservation techniques to minimize current consumption. The bubbler purges the orifice line prior to each measurement. This eliminates the need for a constant bubble rate, which has been known to consume excessive power. In addition, the purging sequence prevents debris build up in the orifice line. The AccuBubble uses an oil-less, non-lubricated piston and cylinder compressor. This type of compressor is designed to give consistent air delivery without the use of a diaphragm which can rupture over time. The AccuBubble uses the SDI-12 communications protocol as the control interface. This allows the unit to be configured by any data logger supporting the SDI-12 standard.

TIDES AND PORTS SYSTEMS

The National Ocean Survey (NOS), part of the National Oceanic and Atmospheric Administration (NOAA), has the responsibility to accurately measure tide levels around the perimeter of the United States. NOS ensures that measurements are the most accurate possible by using the best water level instruments available. Tide stations are based on the Xpert data logger and the SatLink2. Xperts run the powerful Windows CE multi-tasking operating system. Sutron has taken advantage of Windows CE to equip each tide station with software that meets and exceeds all of the NOS requirements. In 2004, we enhanced the capabilities of tides systems by adding Storm Surge/Tsunami software. This software provides added capability to tides stations to detect and provide tsunami warnings.

The Main Tide Station is designed to detect a vast array of events. Sutron's Xpert Logger is a Windows device programmable to monitor multiple parameters including traditional NOS methods such as sudden water level drops and seismic sensors, or both at one time. It supports a wide variety of water level monitoring and weather instruments. The Main Tide Station provides pre-programmed support for all NOS-required tidal data processing, including:

- 6- Minute GOES self-timed transmissions
- 1- Hour GOES self-timed data transmissions
- DQAP (Outlier elimination) water level averaging
- Redundant data transmissions
- Tsunami and storm surge data processing and transmission

The Main Tide Station also supports GOES satellite and a wide variety of other telemetry methods including cell and marine phones. The tides station provides built-in surge protection for all inputs. Although designed for the tidal market, the Main Tide Station is an ideal starting point for a wide variety of highly reliable and accurate weather stations.

INTEGRATED SYSTEMS DIVISION

The Integrated Systems Division provides system integration services consisting of the design, integration, installation and commissioning of customer-specific configurations and software applications for hydrological and meteorological monitoring and control systems. The division is also responsible for the sale of our XConnect database systems software and long-term software support for XConnect users. This software capability allows us to provide turnkey hydrological and meteorological systems to a variety of users. Projects may range in size from one station to hundreds of stations. Projects usually require design, equipment integration, software application development, installation, training and commissioning. Projects can range in duration from several days to twelve months depending on the scope and complexity of the system.

Airport weather systems are integrated and installed by the Integrated Services Division. We have contracted with a seasoned manager with over 20 years experience in the Automatic Weather Observation System (AWOS) market to lead our airport weather efforts. Typically, an AWOS includes a sensor suite to measure wind direction and speed, temperature, relative humidity, precipitation, and barometric pressure as well as cloud height and horizontal visibility/runway visibility. Sensors are connected to an Xpert datalogger, which processes the data, stores it in a relational database and transmits real-time weather parameters to all designated users, regardless of location. The system produces weather reports for aviation and meteorological use, virtually automatically and without need of human intervention.

Special projects are customer funded projects for the development of specific products or systems. This work is typically performed by our product development engineers who charge direct to a contract rather than to a product development project. Special projects vary in size, complexity and duration. We received two Small Business Innovation Research (SBIR) contracts in 2006. The first SBIR, totaling $94,479, called for us to develop a prototype (preliminary design and specifications) for a "DCPI Low Power and Low Cost Command Receiver". The new DCPI (Data Collection Platform with Interrogate Capability) employing DS-CDMA RF transmission techniques will allow two-way communication through the GOES Satellite System and other geostationary satellite systems. The second SBIR, totaling $94,380, was to innovate an "Improved Water Level Measurement System" and required that we produce an improved design of the dual-orifice bubble gauge for water level observations in cold regions. The enhancements consisted of adding capabilities to use optimized true-differential sensors and specialized processing to increase accuracy, particularly in the presence of water waves.

HYDROLOGICAL SERVICES DIVISION

The Hydrological Services Division provides hydrologic services including data interpretation and analysis, flow modeling (low flow, rainfall runoff, unsteady flow routing, water surface profiles), field studies (time of travel, diffusion, dispersion, calibration of flow control structures, site location), hydrologic studies (water budget, regression analysis, basin inventory studies), environmental permitting, legal or expert witness and equipment integration, installation, commissioning and maintenance.

SUTRON INDIA OPERATIONS

The Sutron India Operations consist of a Branch Office that was established early in 2004 in order to comply with India tax law and to perform work on an annual maintenance contract that was received from the Central Water Commission of India (CWC) in July 2004. In February 2005, we established Sutron HydroMet Systems Private Limited, a wholly owned subsidiary, in order to bid on National tenders. The Sutron India Operations procures local goods for projects and performs systems integration, civil works construction, installation, commissioning and maintenance. The Sutron India Operations maintains over 130 remote automatic real-time hydromet monitoring stations in India under annual maintenance contracts with the CWC and with the Government of Andhra Pradesh.

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

CUSTOMERS
---------

During 2006, approximately 42% of our products and services were sold to the Federal Government. Net sales and revenues in 2006 among the various agencies were as follows: Department of the Interior, 17%; Department of Commerce, 7%, Department of Defense, 16% and other agencies of the federal government, 2%. The revenues from the Department of the Interior were among the U.S. Geological Survey and the Bureau of Reclamation. The revenue from the Department of Defense was primarily from the U.S. Army Corps of Engineers. Approximately all revenues with the Department of Commerce were from sales of tides systems to NOS.

We also performed on various contracts of foreign origin. Revenues from foreign customers amounted to approximately 36% of revenues in 2006, 25% of revenues in 2005 and 32% of revenues in 2004.

RESEARCH AND DEVELOPMENT
------------------------

During the three years ended December 31, 2006, 2005, and 2004, we incurred expenses of $1,358,624, $1,321,591 and $1,018,874 respectively, on activities relating to the development of new products and enhancements and improvements of existing products.

In 2006, we focused on the development of enhancements to the Xpert and XLite Dataloggers that will provide significant additional communication capabilities as well as improved functionality. We also focused on the development of a radar water level sensor; a precision water level measuring instrument using radar pulses that allow measurements to be made without direct contact with the water surface. A radar water level sensor can be located on a bridge, pier or any structure over the water's surface. We anticipate that there will be significant growth in sales of radar water level sensors due to the sensor's non-contact with the water surface. Another significant product development focus was on the addition of new functionality to our stage discharge recorder that is used to measure water discharge in irrigation ditches. The stage discharge recorder is an ultra-reliable SDI-12 optical encoder fused with logger technology from our SatLink2 transmitter/logger to create an encoder that never forgets due to data being saved in flash memory.

We also performed work on two Small Business Innovation Research (SBIR) contracts that were received in 2006. The first SBIR was to develop a prototype (preliminary design and specifications) for a "DCPI Low Power and Low Cost Command Receiver". The new DCPI (Data Collection Platform with Interrogate Capability) employing DS-CDMA RF transmission techniques will allow two-way communication through the GOES Satellite System and other geostationary satellite systems. The second SBIR was to innovate an "Improved Water Level Measurement System" and required that we produce an improved design of the dual-orifice bubble gauge for water level observations in cold regions. The enhancements will consist of adding capabilities to use optimized true-differential sensors and specialized processing to increase accuracy, particularly in the presence of water waves.

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

Our products use certain components, such as microprocessors, memory chips and pre-formed enclosures that are acquired or available from one or a limited number of sources. We have generally been able to procure adequate supplies of these components in a timely manner from existing sources. While most components are standard items, certain application-specific integrated circuit chips used in many of our products are customized to our specifications. None of the suppliers of components operate under contract. Additionally, availability of some standard components may be affected by market shortages and allocations. Our inability to obtain a sufficient quantity of components when required or to develop alternative sources at acceptable prices and within a reasonable time could result in delays or reductions in product shipments which could materially affect our operating results in any given period. In addition, as referenced above, we rely heavily on outsourcing subcontractors for production. The inability of such subcontractors to deliver products in a timely fashion or in accordance with our quality standards could materially affect our operating results and business.

We received an ISO 9001 certification on March 12, 1999 and an ISO 9001:2000 certification on August 13, 2003. We continued to be certified during fiscal year 2006.

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

EVALUATIONS OF CONTROLS REQUIRED BY SECTION 404 OF THE SARBANES-OXLEY ACT
-------------------------------------------------------------------------

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and related regulations implemented by the SEC, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. We will be evaluating our internal controls systems to allow management to report on, and our independent auditors to attest to, our internal controls. We will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 by our December 31, 2007 deadline, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of
Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, including the SEC. This type of action could adversely affect our financial results or investors' confidence in our company and our ability to access capital markets and could cause our stock price to decline. In addition, the controls and procedures that we will implement may not comply with all of the relevant rules and regulations of the SEC. If we fail to develop and maintain effective controls and procedures, we may be unable to provide the required financial information in a timely and reliable manner. Further, if we acquire any company in the future, we may incur substantial additional costs to bring the acquired company's systems into compliance with Section 404.

FOREIGN OPERATIONS
------------------

We opened a branch office in New Delhi, India in December 2004. The branch office was established in order to comply with India tax law after the Advance Tax Court of India determined that we had a Permanent Establishment in India as a result of the employment of a full-time Country Manager. The branch office can perform sales and marketing and installation and maintenance activities but is restricted from bidding on domestic Indian tenders. We began the process of forming a wholly owned subsidiary in India in 2004 in order to bid on domestic India tenders. Formal approval of the wholly owned subsidiary was given in February 2005. Our India Operations procures local goods for projects and performs systems integration, civil works construction, installation, commissioning and maintenance services including maintaining over 130 remote automatic real-time hydromet monitoring stations under annual maintenance contracts with the CWC and with the Government of Andhra Pradesh.

EMPLOYEES
---------

As of December 31, 2006, we and our wholly owned subsidiary had a total of 90 employees, of which 89 were full time. We also from time to time employ part-time employees and hires independent contractors. Our employees are not represented by any collective bargaining agreement and we have never experienced a work stoppage. We believe that our employee relations are good.

BACKLOG
-------

At December 31, 2006, our backlog was $7,269,144 as compared with $10,839,778 at December 31, 2005. We anticipate that 58% of our 2006 year-end backlog will be shipped in 2007.

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

The Corporation entered into lease agreements for office space and furniture in New Delhi, India in September 2006. The three-year leases expire in August 2009. The India branch office and wholly owned subsidiary use this space for offices. We believe that our facilities are adequate for our present needs and that our properties are in good condition, well maintained and adequately insured.

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

No matter was submitted to a vote of security holders in the fourth quarter of 2006.


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



           FISCAL YEAR ENDED DECEMBER 31, 2005            HIGH      LOW
           ------------------------------------------- --------- ---------
           First Quarter                                $ 10.00   $  5.40
           Second Quarter                               $  6.65   $  5.25
           Third Quarter                                $  8.14   $  5.50
           Fourth Quarter                               $  9.00   $  5.45

           FISCAL YEAR ENDED DECEMBER 31, 2006
           ------------------------------------------- --------- ---------
           First Quarter                                $  9.70   $  7.00
           Second Quarter                               $  8.79   $  7.34
           Third Quarter                                $  8.66   $  7.22
           Fourth Quarter                               $  8.60   $  6.67

The closing price of the Common Stock on March 27, 2007 was $6.35, and on that date, there were approximately 875 stockholders of record.

DIVIDENDS

We have never declared or paid a dividend on our common stock. We intend to retain future earnings to fund development and growth of our business.

RECENT SALES OF UNREGISTERED SECURITIES

There were no issuances of unregistered securities in fiscal 2006 that have not been reported previously in a quarterly report on Form 10-QSB or a current report on Form 8-K.

ISSUER PURCHASES OF EQUITY SECURITIES

No purchases of Sutron equity securities were made by or on behalf of Sutron in the fourth quarter of our fiscal year ended December 31, 2006.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes the securities authorized for issuance under equity compensation plans as of December 31, 2006:


                                  NUMBER OF         WEIGHTED
                               SECURITIES TO BE      AVERAGE
                                 ISSUED UPON     EXERCISE PRICE     NUMBER OF
                                 EXERCISE OF     OF OUTSTANDING     SECURITIES
                                 OUTSTANDING        OPTIONS,        REMAINING
                              OPTIONS, WARRANTS   WARRANTS AND    AVAILABLE FOR
                                  AND RIGHTS         RIGHTS      FUTURE ISSUANCE
                              ------------------ --------------- ---------------
Equity compensation plans
  approved by stockholders             --              --              --

Equity compensation plans not
  approved by stockholders          554,333           $1.13          215,667
                                  ---------         -------        ---------
Total                               554,333           $1.13          215,667
                                  =========         =======        =========

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

BACKGROUND AND OVERVIEW

Our primary focus is to provide real-time systems solutions, including equipment and software, and services to our customers in the areas of hydrological monitoring and control, meteorological monitoring including airport weather systems, oceanic monitoring and hydrological services. We design, manufacture and market these products and services to a diversified customer base consisting of federal, state, local and foreign governments, engineering companies, universities, and hydropower companies. Our products and services enable these entities to monitor and collect hydrological, meteorological and oceanic data for the management of critical water resources, for early warning of potentially disastrous floods, storms or tsunamis, for the optimization of hydropower plants and for providing real-time weather conditions at airports.

Our key products are the SatLink2 Transmitter/Logger, the Xpert/XLite dataloggers, the Accububble Self-Contained Bubbler, the Accubar Pressure Sensor and XConnect Systems Software. These are the essential components of most systems and are provided to customers as off-the-shelf equipment or as part of a custom system. The SatLink2 is a key product because it functions both as a transmitter and logger. It is an excellent solution for small systems that do not require a significant number of sensors or communications options. The Xpert and XLite are more powerful dataloggers that have significant more logging capability and communications options than the SatLink2.

We expanded our services capabilities when we started our Hydrological Services Division in 2001. The principal customer of this division has been the South Florida Water Management District (SFWMD) which is a regional agency of the state of Florida that is charged with managing and protecting water resources in a 16 county area. We provide a variety of services to SFWMD as well as other entities including hydrologic modeling, flood and stormwater management, river and stream analysis, and equipment integration, installation, commissioning and maintenance.

In 2007, we are committed in our ongoing sales, marketing and research and development activities to sustain and grow our sales and revenues from our products and services. We are also committed to expanding our airport weather systems and our hydrological services. We are beginning fiscal year 2007 with a backlog of $7,269,144 as compared to beginning fiscal year 2006 with a backlog of $10,839,778. We anticipate moderate growth in net sales and revenues in 2007 due to increased governmental awareness and concern over the management of vital water resources and increased governmental efforts to provide earlier warnings of flooding, storms and tsunamis.

In 2007, we anticipate that we will continue to experience significant quarterly fluctuations in our sales and revenues. Operating results will depend upon the product mix and upon the timing of project awards. International sales, which totaled 36% of revenues for 2006, constitute a significant portion of our revenues but are difficult to project. We are aware of many significant international opportunities and we expect international revenues to grow as a percentage of our total business. We expect our sales and marketing, research and development and general and administrative expenses to increase moderately in 2007 as compared to 2006.

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

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

We use the percentage of completion method for recognizing revenue and profits when we perform on fixed price contracts that extend over a number of years. Under the percentage of completion method, revenue and profits are recorded as costs are incurred based on estimates of total sales value and costs at completion where total profit can be estimated with reasonable accuracy and ultimate realization is reasonably assured. Profit estimates are revised periodically based upon changes and facts, and any losses on contracts are recognized immediately. Contracts may contain provisions to earn incentive and award fees if targets are achieved. Incentive and award fees that can be reasonably estimated are recorded over the performance period of the contract. Incentive and award fees that cannot be reasonably estimated are recorded when awarded. We recognize revenue from time-and-materials contracts to the extent of billable rates, times hours delivered, plus direct materials costs incurred. Some of the contracts include provisions to withhold a portion of the contract value as retainage. Our policy is to take into revenue the full value of the contract, including any retainage, as we perform against the contract.

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

INCOME TAXES - We are taxed as a domestic U.S. corporation under the Internal Revenue Code. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using currently enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the tax asset will not be utilized.
STOCK OPTION COMPENSATION - We adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), SHARED-BASED PAYMENT, (SFAS 123(R)), on January 1, 2006, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. Additionally, the Corporation follows the Securities and Exchange Commission's Staff Accounting Bulletin No. 107, SHARE-BASED PAYMENT (SAB 107), issued in March 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC.

The Corporation adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, share-based compensation expense recognized during the year ended December 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, the Corporation's consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R).


RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, certain income statement data of the Company expressed as a percentage of revenues:

                                                       Year Ended December 31,
                                                      2006      2005      2004
                                                     ------    ------    ------

     Net sales and revenues                           100.0%    100.0%    100.0%
     Cost of sales and revenues                        62.1      58.3      61.5
                                                     ------    ------    ------
     Gross profit                                      37.9      41.7      38.5

     Selling, general and administrative expenses      15.1      18.9      14.4
     Research and Development expenses                  7.1       8.5       6.1
                                                     ------    ------    ------
     Operating income                                  15.7      14.3      18.0
                                                     ------    ------    ------
     Interest income (expense)                           .4        .1       (.1)
                                                     ------    ------    ------
     Income before  income taxes                       16.1      14.4      17.9
     Income taxes (benefit)                             3.5       4.9       6.5
                                                     ------    ------    ------
     Net income                                        12.6%      9.5%     11.4%
                                                     ======    ======    ======

FISCAL 2006 COMPARED TO FISCAL 2005

NET SALES AND REVENUES

Net sales and revenues for 2006 increased 26% to $19.4 million from $15.4 million in 2005. The increase was primarily due to two contracts in India and contracts with the U.S. Army Corps of Engineers in New Orleans to replace equipment that was destroyed by Hurricane Katrina. Revenues are reported internally by principal operating division or profit center consisting of the Hydromet Products Division, the Integrated Services Division, which includes special projects that are funded R&D activities and airport weather systems, the Hydrological Services Division and Sutron's India Operations. The Hydromet Products Division, which is responsible for sales of standard products, experienced a revenue decline of 1% to $9.2 million from $9.3 million in 2005. Integrated Systems revenue increased 88% to $6.2 million from $3.3 million in 2005, due primarily to the aforementioned contracts in India and with the U.S. Army Corps of Engineers in New Orleans. Revenues from the Hydrological Services Division decreased to $2.2 million from $2.6 million in 2005. The Vice President of this division resigned during 2006. The division now operates under two managers, one located in our West Palm Beach office and the other in our Tampa Bay office. Sutron's India Operations had increased revenues of $1.8 million as compared to $.2 million in 2005 due primarily to work completed on a contract with the Central Water Commission to deliver, install, provide training and commission 168 rainfall monitoring stations.

Domestic net sales and revenues for 2006 increased 8% to $12.5 million from $11.6 million in 2005. Net sales and revenues from standard products decreased to $7 million in 2006 from $7.5 million in 2005. A decrease in sales of NOS tides systems to approximately $1.2 million in 2006 from approximately $2.4 million in 2005 was the result of one-time funding increases in tides monitoring systems by NOS after the tsunami in Indonesia. This decrease was partially offset by increased sales of SatLink2 transmitters/loggers. Net sales and revenues from Integrated Systems increased to $3.3 million compared to $1.5 million in 2005, primarily due to increased project activity relating to contracts with the Army Corps of Engineers. Net sales and revenues from hydrological services decreased to $2.2 million from $2.6 million in 2005 due to the reorganization of our operations in Florida.

International net sales and revenues increased 79% to $6.9 million in 2006 from $3.8 million in 2005. Net sales and revenues from standard products increased to $2.2 million from $1.8 million in 2005 due to increased contract revenue from the supply of standard products on the Central Water Commission of India contract. Net sales and revenues from Integrated Systems increased to $2.9 million from $1.8 million due primarily to increased revenues from a contract with the India Meteorological Department to provide 100 automatic weather stations. Sutron India Operations had net sales and revenues of $1.8 million as compared to $.2 million in 2005. Approximately $1.6 million of the increase was related to revenues from the Central Water Commission of India contract. We anticipate that this contract will be completed by mid-2007.

The Department of the Interior, the principal agencies being the US Geological Survey and the Bureau of Reclamation, was our largest customer accounting for 17% and 22% of total revenues in years 2006 and 2005, respectively. Non-federal government, commercial and international revenues represented 58% of revenues in 2006 and 56% in 2005.

COST OF SALES AND REVENUES

Cost of sales as a percentage of revenues was 62.1% for 2006 compared to 58.3% for 2005. The increase reflects changes in product mix. In 2005, we had significant sales of NOS tide systems that contributed to reduced cost of sales as we purchased materials in greater quantities and experienced labor efficiencies with larger production runs. In 2006, our standard product sales decreased slightly and we had increased project costs. Projects have higher costs than standard products due to higher labor content and the use of non-Sutron parts. The projects in New Orleans were more labor intensive than expected and resulted in higher costs. Our Hydrological Services Division experienced a revenue decrease that resulted in higher cost absorption and had difficulties on several projects that resulted in cost overruns. Since the resignation of the Vice President of the Hydrological Services Division, we have made adjustments to reduce personnel and associated costs.

Cost of sales for both 2006 and 2005 include provisions for inventory obsolescence, physical inventory adjustments and inventory valuation adjustments. We continually pursue product cost reductions through continual review of procurement sourcing based on quality and cost goals, product value engineering and improvements in manufacturing processes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $2.9 million in 2006 and 2005. Selling, general and administrative expenses as a percentage of revenues decreased to 15.1% in 2006 from 18.9% in 2005.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased slightly to $1.36 million in 2006 from $1.32 million in 2005. Research and development expenses as a percentage of revenues decreased to 7.1% in 2006 from 8.5% in 2005. In 2006, product development focused on enhancements to the Xpert and XLite Dataloggers that will provide significant additional communication capabilities as well as improved functionality. We also focused on the development of a radar water level sensor which is a precision water level measuring instrument that uses radar pulses without direct contact with the water surface. Another significant product development was on the addition of enhanced functionality to our stage discharge recorder that is used to measure water discharge in irrigation ditches.

INTEREST INCOME AND EXPENSE, NET

We earned net interest income of $68,394 in 2006 as compared with net interest income of $22,708 in 2005. Higher cash and cash equivalent balances and higher interest rates were responsible for the increase in net interest income.

INCOME TAXES

Income tax expense for 2006 was $674,000 compared to $755,000 for 2005. The provision for income taxes for 2006 represents an effective tax rate of approximately 22% compared with 34% for 2005. This significant decrease is primarily due to tax deductible compensation expense from the exercise of non-qualified stock options that reduced income taxes by approximately $440,000.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $2.9 million in 2005 as compared with $2.4 million in 2004. Selling, general and administrative expenses as a percentage of revenues increased to 18.9% in 2005 from 14.4% in 2004. The increase was due primarily to increased costs associated with sales and marketing efforts of our India operations, increased legal costs associated with compliance requirements, increased insurance costs for directors and officers' coverage and increased stock exchange fees associated with our listing on the Nasdaq Capital Market.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company is not a party to any off-balance sheet transactions, arrangements or obligations that have, or are reasonably likely to have, a material effect on the Company's financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents was $1,539,032 at December 31, 2006 compared to $1,861,627 at December 31, 2005. Working capital increased to $9.5 million at December 31, 2006 compared with $6.84 million at December 31, 2005. The increase resulted from the earnings in 2006.

Net cash used by operating activities was $430,148 for the year ended December 31, 2006, compared to net cash provided by operating activities of $840,634 for the year ended December 31, 2005 and cash provided by operating activities of $2,133,859 for the year ended December 31, 2004. The decrease was due to a significant increase in accounts receivable.

Net cash used by investing activities was $45,885 for the year ended December 31, 2006, compared to cash provided by investing activities of $47,034 for the year ended December 31, 2005 and compared to cash used by investing activities of $322,277 for the year ended December 31, 2004. The decrease in 2006 resulted primarily from the purchases of property and equipment that was partially offset by a reduction in restricted cash which are funds that are used to secure bid and performance bonds. A decrease in restricted cash in 2005 exceeded the purchases of property and equipment. The decrease in 2004 was due primarily due to purchases of property and equipment.

Net cash provided by financing activities was $164,934 for the year ended December 31, 2006 due to the proceeds from the exercise of employee stock options. Net cash used by financing activities was $53,370 for the year ended December 31, 2005 due primarily to payments on term notes. Net cash used by financing activities was $893,740 for the year ended December 31, 2004 due to payments on the line of credit and on shareholder and term notes.

We have a revolving credit facility of $2,500,000 with Branch Banking & Trust (BB&T). We are permitted to borrow based on accounts receivable and inventory according to pre-established criteria. The credit facility expires on August 5, 2007 and is secured by substantially all assets of the Company. Borrowings bear interest at the bank's prime rate. During 2006, there were no borrowings on the line of credit. We frequently bid on and enter into international contracts that require bid and performance bonds. At December 31, 2006 and 2005, BB&T had issued standby letters of credit in the amount of $532,300 and $751,725 that served as either bid or performance bonds. The amount available to borrow under the line of credit was reduced by these amounts.

Management believes that its existing cash resources, cash flow from operations and short-term borrowings on the existing credit line will provide adequate resources for supporting operations during fiscal 2007. Although there can be no assurance that our revolving credit facility will be renewed, management believes that, if needed, it would be able to find alternative sources of funds on commercially acceptable terms.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 159 In February 2007, the Financial Account Standards Board (FASB) issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES. SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Corporation's financial condition or results of operations.

SFAS 157 In September 2006 the FASB issued its SFAS No. 157, FAIR VALUE MEASUREMENTS (SFAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles
(GAAP), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Corporation does not expect that adoption of this standard will have a material impact on its financial position, operations or cash flows.

FIN 48 In June 2006, the FASB issued FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES, (FIN 48) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Corporation does not expect the adoption of FIN 48 to have a material impact on its consolidated financial position, results of operations or cash flows.

ITEM 7 - FINANCIAL STATEMENTS
-----------------------------



                                SUTRON CORPORTION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Registered Public Accounting Firm                      22

Consolidated Balance Sheets at December 31, 2006 and 2005                    23

Consolidated Statements of Operations for the Years ended
  December 31, 2006, 2005 and 2004                                           24

Consolidated Statements of Stockholders' Equity for the
  Years ended December 31, 2006, 2005 and 2004                               25

Consolidated Statements of Cash Flows for the Years ended
   December 31, 2006, 2005 and 2004                                          26

Notes to Consolidated Financial Statements                                   27

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Sutron Corporation and Subsidiary
Sterling, Virginia

We have audited the accompanying consolidated balance sheets of Sutron Corporation and Subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sutron Corporation and Subsidiary as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.


                                        /s/ Thompson, Greenspon & Co., P.C.


Fairfax, Virginia
March 22, 2007

                        SUTRON CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                      DECEMBER 31,    DECEMBER 31,
                                                          2006            2005
                                                      ------------    ------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                        $  1,539,032    $  1,861,627
     Restricted cash and cash equivalents                  138,233         233,375
     Accounts receivable, net                            6,835,751       3,711,426
     Inventory                                           3,402,017       2,532,524
     Prepaid items and other assets                        530,720         493,947
     Deferred income taxes                                 333,000         278,000
                                                      ------------    ------------
          TOTAL CURRENT ASSETS                          12,778,753       9,110,899

PROPERTY AND EQUIPMENT, AT COST                          3,361,159       3,222,086
Less: Accumulated depreciation and amortization         (2,740,941)     (2,534,854)
                                                      ------------    ------------
     Property and equipment, net                           620,218         687,232
OTHER ASSETS                                                50,576          48,623
                                                      ------------    ------------
         TOTAL ASSETS                                 $ 13,449,547    $  9,846,754
                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                 $  1,398,285    $    844,511
     Accrued payroll                                       317,974         195,153
     Other accrued expenses                              1,506,950       1,179,925
     Notes payable - current                                50,722          47,663
                                                      ------------    ------------
          TOTAL CURRENT LIABILITIES                      3,273,931       2,267,252

LONG-TERM LIABILITIES
     Notes payable, net of current maturities               37,678          88,773
     Deferred income taxes                                 129,000         169,000
                                                      ------------    ------------
          TOTAL LONG-TERM LIABILITIES                      166,678         257,773
                                                      ------------    ------------
          TOTAL LIABILITIES                              3,440,609       2,525,025
                                                      ------------    ------------

STOCKHOLDERS' EQUITY
     Common stock                                           44,946          42,946
     Additional paid-in capital                          2,559,281       2,312,230
     Retained earnings                                   7,417,878       4,968,224
     Accumulated other comprehensive (loss) income
                                                           (13,167)         (1,671)
                                                      ------------    ------------
         TOTAL STOCKHOLDERS' EQUITY                     10,008,938       7,321,729

                                                      ------------    ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 13,449,547    $  9,846,754
                                                      ============    ============

          See accompanying notes to consolidated financial statements.

                        SUTRON CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                    --------------------------------------------
                                                        2006            2005            2004
                                                    ------------    ------------    ------------
NET SALES AND REVENUES                              $ 19,406,638    $ 15,434,255    $ 16,678,889

COST OF SALES AND REVENUES                            12,055,829       8,998,869      10,252,952
                                                    ------------    ------------    ------------
               Gross profit                            7,350,809       6,435,386       6,425,937
                                                    ------------    ------------    ------------

OPERATING EXPENSES:
     Selling, general and administrative expenses      2,936,925       2,911,209       2,396,690
     Research and development expenses                 1,358,624       1,321,591       1,018,874
                                                    ------------    ------------    ------------
               Total operating expenses                4,295,549       4,232,800       3,415,564
                                                    ------------    ------------    ------------

               Operating income                        3,055,260       2,202,586       3,010,373

INTEREST INCOME (EXPENSE), NET                            68,394          22,708         (30,411)
                                                    ------------    ------------    ------------

                Income before income taxes             3,123,654       2,225,294       2,979,962

INCOME TAX EXPENSE                                      (674,000)       (755,000)     (1,078,000)
                                                    ------------    ------------    ------------
NET INCOME                                          $  2,449,654    $  1,470,294    $  1,901,962
                                                    ============    ============    ============

NET INCOME PER SHARE:

               Basic income per share               $        .56    $        .34    $        .44
                                                    ============    ============    ============

               Diluted income per share             $        .51    $        .30    $        .38
                                                    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                        SUTRON CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

                                                                                       Accumulated
                                                         Additional                       Other
                             Common         Stock         Paid-In        Retained     Comprehensive
                             Shares       Par Value       Capital        Earnings     Income (Loss)      Total
                          ------------   ------------   ------------   ------------   ------------    ------------
BALANCES, DECEMBER 31,
2003                         4,289,551   $     42,896   $  2,306,655   $  1,595,968   $       --      $  3,945,519
                                                                                                      ------------
Comprehensive income:
Net income                        --             --             --        1,901,962           --         1,901,962
Cumulative translation
adjustment                        --             --             --             --            4,149           4,149
                                                                                                      ------------
Total comprehensive
income                                                                                                   1,906,111
                          ------------   ------------   ------------   ------------   ------------    ------------
BALANCES, DECEMBER 31,
2004                         4,289,551         42,896      2,306,655      3,497,930          4,149       5,851,630
                                                                                                      ------------
Comprehensive income:
Net income                        --             --             --        1,470,294           --         1,470,294

Cumulative translation
adjustment                        --             --             --             --           (5,820)         (5,820)
                                                                                                      ------------

Total comprehensive
income                                                                                                   1,464,474
                                                                                                      ------------
Stock options exercised          5,000             50          5,575           --             --             5,625
                          ------------   ------------   ------------   ------------   ------------    ------------

BALANCES, DECEMBER 31,
2005                         4,294,551         42,946      2,312,230      4,968,224         (1,671)      7,321,729
                                                                                                      ------------

Comprehensive income:
Net income                        --             --             --        2,449,654           --         2,449,654
Cumulative translation
adjustment                        --             --             --             --          (11,496)        (11,496)
                                                                                                      ------------

Total comprehensive
income                                                                                                   2,438,158
                                                                                                      ------------
Stock based
compensation                      --             --           36,081           --             --            36,081
Stock options exercised        200,000          2,000        210,970           --             --           212,970
                          ------------   ------------   ------------   ------------   ------------    ------------
BALANCES, DECEMBER 31,
2006                         4,494,551   $     44,946   $  2,559,281   $  7,417,878   $    (13,167)   $ 10,008,938
                          ============   ============   ============   ============   ============    ============

          See accompanying notes to consolidated financial statements.

                        SUTRON CORPORTION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                        --------------------------------------------
                                                            2006            2005            2004
                                                        ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                         $  2,449,654    $  1,470,294    $  1,901,962
     Noncash items included in net income:
        Depreciation and amortization                        206,088         209,646         202,873
        Deferred income taxes                                (95,000)       (102,000)        135,000
        Stock based compensation                              36,081            --              --
        Loss on disposal of property                            --             2,931            --
        Changes in current assets and liabilities:
            Accounts receivable                           (3,124,325)         44,013        (693,234)
            Inventory                                       (869,493)       (161,048)         66,799
            Prepaid items and other assets                   (36,773)       (225,795)       (147,864)
            Accounts payable                                 553,774         (99,105)       (104,189)
            Accrued expenses                                 449,846        (298,302)        772,512
                                                        ------------    ------------    ------------
Net Cash Provided (Used) by Operating Activities            (430,148)        840,634       2,133,859
                                                        ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Restricted cash and cash equivalents                     95,142         152,647        (108,568)
     Purchase of property and equipment                     (139,074)       (111,985)       (185,562)
     Other assets                                             (1,953)          4,372         (28,147)
     Proceeds from the sale of property and equipment           --             2,000            --
                                                        ------------    ------------    ------------
Net Cash Provided (Used) by Investing Activities             (45,885)         47,034        (322,277)
                                                        ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on notes payable                               (48,036)        (58,995)       (164,286)

     Proceeds from stock options exercised                   212,970           5,625            --

     Payments on line of credit, net                            --              --          (399,454)

     Payments on stockholder notes payable                      --              --          (330,000)
                                                        ------------    ------------    ------------
Net Cash Provided (Used) by Financing Activities             164,934         (53,370)       (893,740)
                                                        ------------    ------------    ------------

Effect of exchange rate changes on cash
     and cash equivalents                                    (11,496)         (5,820)          4,149
                                                        ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (322,595)        828,478         921,991
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR               1,861,627       1,033,149         111,158
                                                        ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                  $  1,539,032    $  1,861,627    $  1,033,149
                                                        ============    ============    ============

NONCASH INVESTING/FINANCING ACTIVITIES
     Purchase of property and equipment via
       Issuance of note payable                         $       --      $     80,152    $    129,500
                                                        ============    ============    ============

    Stock based compensation                            $     36,081    $       --      $       --
                                                        ============    ============    ============

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sutron Hydromet Systems Private Limited. All intercompany balances and transactions have been eliminated in consolidation.

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

The Company uses the percentage of completion method for recognizing revenue and profits when it performs on fixed price contracts that extend over a number of years. Under the percentage of completion method, revenue and profits are recorded as costs are incurred based on estimates of total sales value and costs at completion where total profit can be estimated with reasonable accuracy and ultimate realization is reasonably assured. Profit estimates are revised periodically based upon changes and facts, and any losses on contracts are recognized immediately. Contracts may contain provisions to earn incentive and award fees if targets are achieved. Incentive and award fees that can be reasonably estimated are recorded over the performance period of the contract. Incentive and award fees that cannot be reasonably estimated are recorded when awarded. The Company recognizes revenue from time-and-materials contracts to the extent of billable rates, times hours delivered, plus direct materials costs incurred. Some of the contracts include provisions to withhold a portion of the contract value as retainage. The Company's policy is to take into revenue the full value of the contract, including any retainage, as it performs against the contract. Contract costs include allocated indirect costs. Anticipated losses on all contracts are recognized as soon as they become known. Costs rendered on contracts in excess of related billings are reflected as costs in excess of billings.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, cash equivalents include time deposits and all highly liquid debt instruments with original maturities of three months or less. Interest paid approximated $100 for the years ended December 31, 2006 and 2005, and $32,500 for the year ended December 31, 2004. Income taxes paid approximated $663,000, $1,292,000, and $600,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Foreign income tax paid approximated $74,000, $24,000 and $5,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

RESTRICTED CASH

For the years ended December 31, 2006 and 2005, the Corporation submitted contract proposals that require bid bonds or bank guarantees. At December 31, 2006 and 2005, $48,753 and $233,375, respectively, of the cash and cash equivalents balance is restricted for these bid bonds. At December 31, 2006, $89,480 is restricted for protest bonds.

INVENTORY

Inventory is stated at the lower of cost or market. Electronic components costs, work in process and finished goods costs consist of materials, labor and overhead and are recorded at a standard cost that approximates the average cost method. The Company provides allowances on inventories for any material that has become obsolete or may become unsaleable based on estimates of future demand and sale price in the market. The allowance for obsolete or unsaleable inventory as of December 31, 2006 and 2005 approximate $504,000 and $290,000, respectively.

ACCOUNTS RECEIVABLE

Based on management's evaluation of uncollected accounts receivable at the end of each year, bad debts are provided for utilizing the allowance method. The allowance for doubtful accounts as of December 31, 2006 and 2005 approximate $107,000 and $40,000, respectively. At December 31, 2006 and 2005, the Corporation's investment in accounts 90 days or more past due is $1,030,402 and $701,218, respectively, net of contract retainages.

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

FOREIGN CURRENCY TRANSLATION

Results of operations for the Company's foreign branch office and foreign wholly-owned subsidiary are translated from the designated functional currency to the U.S. dollar using average exchange rates during the period, while assets and liabilities of the foreign branch office and foreign wholly-owned subsidiary are translated at the exchange rate in effect at the reporting date. Resulting gains or losses from translating foreign currency financial statements are included in other comprehensive income, net of any related tax effect.

FINANCIAL INSTRUMENTS

The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable, other accrued expenses, and short term notes payable approximate their carrying amounts in the financial statements. Based on the borrowing rates currently available to the Company for debt with similar maturity dates and collateral, the estimated fair value of long-term debt is $38,000 and $89,000 at December 31, 2006 and 2005, respectively.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could vary from the estimates that were used.

CAPITAL

The Company has 12,000,000, $.01 par value, shares authorized. There were 4,494,551 shares issued and outstanding at December 31, 2006, 4,294,551 shares issued and outstanding at December 31, 2005 and 4,289,551 shares issued and outstanding at December 31, 2004.

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

STOCK COMPENSATION PLANS

Effective January 1, 2006, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), SHARED-BASED PAYMENT, (SFAS 123(R)), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. Additionally, the Corporation follows the Securities and Exchange Commission's Staff Accounting Bulletin No. 107, SHARE-BASED PAYMENT (SAB 107), issued in March 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. The Corporation adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, share-based compensation expense recognized during the year ended December 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, the Corporation's consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R).

Prior to January 1, 2006, the Corporation accounted for stock option awards granted under the Corporation's stock compensation plans in accordance with the recognition and measurement provisions of Accounting Principles Board

Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, (APB 25) and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, (SFAS 123). Share-based employee compensation expense was not recognized in the Corporation's consolidated statements of operations prior to January 1, 2006, as all stock option awards granted had an exercise price equal to or greater than the market value of the common stock on the date of the grant (other than for certain option modifications resulting in exercise prices below the fair market value at the date of modification). As permitted by SFAS 123, the Corporation reported pro-forma disclosures presenting results and earnings per share as if the Corporation had used the fair value recognition provisions of SFAS 123 in the Notes to Consolidated Financial Statements.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 159 In February 2007, the Financial Account Standards Board (FASB) issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES. SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Corporation's financial condition or results of operations.

SFAS 157 In September 2006 the FASB issued its SFAS No. 157, FAIR VALUE MEASUREMENTS (SFAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles
(GAAP), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Corporation does not expect that adoption of this standard will have a material impact on its financial position, operations or cash flows.

FIN 48 In June 2006, the FASB issued FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES, (FIN 48) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Corporation does not expect the adoption of FIN 48 to have a material impact on its consolidated financial position, results of operations or cash flows.

RECLASSIFICATIONS

Certain reclassifications have been made to conform the prior period data to the current presentation. These reclassifications had no effect on reported earnings.

2. ACCOUNTS RECEIVABLE

Accounts receivable at December 31, consists of the following:

                                                     2006            2005
                                                 ------------    ------------
Current                                          $  5,185,171    $  2,390,421
Costs in excess of billings and
   estimated earnings                               1,294,443       1,321,005
Contract retainage                                    356,137            --
                                                 ------------    ------------
       Totals                                    $  6,835,751    $  3,711,426
                                                 ============    ============

3. INVENTORY

Inventory consists of the following at December 31:

                                                     2006            2005
                                                 ------------    ------------
Electronic components                            $  1,593,899    $  1,064,385
Work in process                                     1,407,541         933,008
Finished goods                                        400,577         535,131
                                                 ------------    ------------
       Totals                                    $  3,402,017    $  2,532,524
                                                 ============    ============

4. PROPERTY AND EQUIPMENT

A summary of property and equipment at December 31 is as follows:

                                                     2006            2005
                                                 ------------    ------------
Furniture, fixtures and equipment                $  2,867,053    $  2,740,177
Vehicles                                              400,271         391,974
Leasehold improvements                                 93,835          89,935
                                                 ------------    ------------
       Totals                                    $  3,361,159    $  3,222,086
                                                 ============    ============

Accumulated depreciation and amortization at December 31, is as follows:

                                                     2006            2005
                                                 ------------    ------------
Furniture, fixtures and equipment                $  2,469,562    $  2,331,972
Vehicles                                              228,964         163,477
Leasehold improvements                                 42,415          39,405
                                                 ------------    ------------
       Totals                                    $  2,740,941    $  2,534,854
                                                 ============    ============

Depreciation and amortization expense totaled $206,088, $209,646 and $202,873 for the years ended December 31, 2006, 2005 and 2004, respectively.

5. LINE OF CREDIT

The Company has a $2,500,000 line of credit with a commercial bank. The line of credit is collateralized by substantially all of the assets of the Company and expires August 2007. Under the terms of the line of credit, the Company is required to maintain certain financial covenants. Interest is charged at the bank's prime rate and is payable monthly. There was no balance outstanding at December 31, 2006 or 2005.

The Company frequently bids on and enters into international contracts that require bid and performance bonds. At December 31, 2006 and 2005, a commercial bank had issued standby letters of credit in the amount of $532,300 and $751,725 that served as either bid or performance bonds. The amount available under the line of credit is reduced by this amount.

6. OTHER ACCRUED EXPENSES

Components of other accrued expenses consist of the following at December 31:

                                                     2006            2005
                                                 ------------    ------------
Accrued vacation pay                             $    182,980    $    207,905
Accrued profit sharing                                100,000         188,000
Accrued warranty costs                                288,000         288,000
Subcontractor costs                                      --           384,821
Customer advance payments                             907,133          97,167
Other accruals                                         28,837          14,032
                                                 -------------   ------------
       Totals                                    $  1,506,950    $  1,179,925
                                                 =============   ============

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

Balance as of December 31, 2004                                  $    272,000
   Reserve adjustment for current sales                                16,000
                                                                 ------------
Balance as of December 31, 2005                                       288,000
   Reserve adjustment for current sales                                   --
                                                                 ------------
Balance as of December 31, 2006                                  $    288,000
                                                                 ============

8. NOTES PAYABLE

Notes payable consist of the unpaid balances of notes from various finance companies for vehicle acquisitions and are secured by the underlying vehicles. Monthly installments range from $259 to $800 and include interest from 0 percent to 5.61 percent. The balances outstanding at December 31 are as follows:

                                                     2006            2005
                                                 ------------    ------------
Long-term maturities                             $     37,678    $     88,773
Current maturities                                     50,722          47,663
                                                 ------------    ------------
          Totals                                  $    88,400    $    136,436
                                                 ============    ============

Principal payments required over the remaining payment periods as of December 31 are as follows:

Years ending December 31:
     2007                                                        $     50,722
     2008                                                              37,678
                                                                 ------------
           Total                                                 $     88,400
                                                                 ============

Notes payable of $330,000 to stockholders were paid off during the year ended December 31, 2004. The notes accrued interest at 7.25 percent per annum. Interest paid on the notes was $18,210 for the year ended December 31, 2004.

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

The Corporation entered into lease agreements for office space and furniture in New Delhi, India in September 2006. The three-year leases, expiring in August 2009, require monthly payments of approximately $1,518. Both leases include an option to renew for another period of three years with a twenty percent increase in rent. The following is a schedule of future minimum lease payments by year:

Years ending December 31:
     2007                                                        $    332,757
     2008                                                             314,093
     2009                                                              68,802
                                                                 ------------
           Total                                                 $    715,652
                                                                 ============

Rent expense amounted to $315,903, $307,695 and $282,706 for the years ended December 31, 2006, 2005 and 2004, respectively.

10. INCOME TAXES

The income tax (expense) benefit charged to operations for the years ended December 31, were as follows:

                                                     2006            2005            2004
                                                 ------------    ------------    ------------
Current income tax expense                       $   (769,000)   $   (857,000)   $   (943,000)

Deferred tax benefit (expense)                         95,000         102,000        (135,000)
                                                 ------------    ------------    ------------
Total income tax (expense) benefit               $   (674,000)   $   (755,000)   $ (1,078,000)
                                                 ============    ============    ============

Deferred tax assets, are comprised of the following at December 31:

                                                     2006            2005            2004
                                                 ------------    ------------    ------------
Accrued vacation and warranty                    $    184,000    $    193,000    $    179,000
Accounts receivable and inventory allowances          149,000          85,000             --
                                                 ------------    ------------    ------------
    Gross deferred tax assets                         333,000         278,000         179,000

Gross deferred tax liability - depreciation          (129,000)       (169,000)       (172,000)
                                                 ------------    ------------    ------------
     Net deferred tax assets                     $    204,000    $    109,000    $      7,000
                                                 ============    ============    ============

The realization of the deferred tax assets is dependent on future taxable earnings. The Company has not provided for a deferred tax asset valuation allowance due to their current and anticipated future earnings.

A reconciliation between the amount of reported income tax expense and the amount computed by multiplying the applicable statutory Federal income tax rate is as follows:

                                         2006           2005           2004
                                     ------------   ------------   ------------

Income before income taxes           $  3,123,654   $  2,225,294   $  2,979,962
Applicable statutory tax rate                 34%            34%            34%
                                     ------------   ------------   ------------
Computed "expected" Federal income
     tax Expense                       (1,062,000)      (757,000)    (1,013,000)

Adjustments to Federal income tax
  resulting from:
     State income tax expense            (120,000)      (111,000)      (115,000)

     Tax credits                           68,000        113,000         50,000
     Stock compensation                   440,000            --             --
                                     ------------   ------------   ------------
Income tax (expense) benefit         $   (674,000)  $   (755,000)  $ (1,078,000)
                                     ============   ============   ============


11. MAJOR CUSTOMERS

Set forth below are customers, including agencies of the U.S. Government, from which the Company received more than ten percent of total revenue, for the years ended December 31:

                                                2006      2005       2004
                                               ------    ------     ------
Department of Interior                           17%       22%        20%
International                                    36%       25%        32%
Commercial                                       23%       31%        24%
Department of Commerce                           --        16%         -
Department of Defense                            16%       --         16%


Set forth below are customers, including agencies of the U.S. Government, from which the Company had more than ten percent of total accounts receivable outstanding for the years ended December 31, 2006 and 2005:

                                                         2006           2005
                                                      ----------     ----------
South Florida Water Management                        $  410,759     $  855,896

US Army Corps of Engineers                            $  676,757     $      --

National Oceanic and Atmospheric Administration       $  592,607     $      --


Unbilled accounts receivable at December 31, 2006 of approximately $1,190,000 is from the Government of India Central Water Commission.

12. CONCENTRATIONS OF CREDIT RISK

At times throughout the year, cash and cash equivalents exceeded FDIC insurance limits. As of December 31, 2006 and 2005, the Corporation's cash deposits exceeded the FDIC insured amount by approximately $867,000 and $1,854,000, respectively. The Corporation's products use certain standard and application specific components that are acquired from one or a limited number of sources. The Corporation has generally been able to procure adequate supplies of these components in a timely manner from existing sources. The Corporation's inability to obtain a sufficient quantity of components when required or to develop alternative sources at acceptable prices and within a reasonable time, could result in delays or reductions in product shipments which could materially affect the Corporation's operating results in any given period.

13. STOCK OPTION PLANS

The Corporation has granted stock options under the 2002, 1997 and the 1996 Stock Option Plans to key employees and directors for valuable services provided to the Corporation. The authorized and granted options under each of these plans are as follows:

                                                   Authorized    Granted
                                                   ----------    -------
1996 Plan                                            260,000     259,000
1997 Plan                                             60,000      60,000
2002 Plan                                            650,000     435,333

During 2005, the 2002 Stock Option Plan was amended to authorize an additional 250,000 shares from the original 400,000 shares. In addition, all three plans were amended in 2005 to allow Directors to participate in the plan, and that vesting schedules will be determined by the Board at the time each individual option is granted. Shares under all of the plans may be granted at not less than 100 percent of the fair market value at the grant date. All options have a ten-year term from the date of grant. Prior to the 2005 amendments, options vested ratably over five years on each anniversary date the option was granted. The Corporation elected to accelerate vesting of all outstanding options as of December 31, 2005, as permitted under the plans. Cancelled or expired options are able to be reissued.

As discussed in Note 1, STOCK COMPENSATION PLANS, effective January 1, 2006, the Corporation adopted the fair value recognition provision of SFAS 123(R), using the modified prospective transition method. The adoption of SFAS 123(R) resulted in share-based compensation expense associated with options for the year ended December 31, 2006 of $36,081 which was recorded to general and administrative expenses. This expense decreased basic and diluted earnings per share by $0.01 for the year ended December 31, 2006.

The vesting period of the remaining options is as follows:

Vested and exercisable                        539,333
2007                                           15,000
                                           ----------
   Total                                      554,333
                                           ==========

The fair value of Sutron Corporation stock options used to recognize compensation expense in 2006 and to compute pro forma net income and earnings per share disclosures for 2005 and 2004 is the estimated present value at grant date using the Black-Scholes pricing model, with the following assumptions:

                                        2006             2005           2004
                                   (Compensation)    (Pro forma)    (Pro forma)
                                   --------------    -----------    -----------
Risk free rate                           5.16%            4.1%           3.4%
Expected volatility                        30%             32%            30%
Dividend yield                              0%              0%             0%
Holding period                        10 years         5 years        5 years


If the Company had elected to recognize compensation cost for the plan based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts indicated below:

                                                         2005          2004
                                                      ----------    ----------
Net income                As reported                 $1,470,294    $1,901,962
                          Pro forma                    1,418,960     1,857,958
Earnings per share
  - Basic                 As reported                       $.34          $.44
  - Basic                 Pro forma                         $.33          $.43
  - Diluted               As reported                       $.30          $.38
  - Diluted               Pro forma                         $.29          $.38

The following summarizes the option activity under these plans for the last three years:

                                                                      Weighted
                                         Option                       Average
                                         Price        Number of       Exercise
                                       Per Share        Shares         Price
                                      ------------    ----------    -----------
Outstanding, December 31, 2003        $.40 - 1.125      709,000      $     .73
     Grants                               2.8            10,000      $    2.80
     Exercised                             --               --             --
     Cancelled or expired                  --               --             --
                                      ------------    ----------    -----------

Outstanding, December 31, 2004         .40 - 2.80       719,000      $     .76
     Grants                           5.50 - 7.45        28,333      $    6.53
     Exercised                           1.125            5,000      $    1.13
     Cancelled or expired                1.125            3,000      $    1.13
                                      ------------    ----------    -----------

Outstanding, December 31, 2005         .40 - 7.45       739,333      $     .98
     Grants                               7.80           15,000      $    7.80
     Exercised                         .40 - 1.125      200,000      $    1.06
     Cancelled or expired                  -                --             --
                                      ------------    ----------    -----------
Outstanding, December 31, 2006        $.55 - 7.80       554,333      $    1.13
                                      ============    ==========    ===========

The weighted average fair value of options granted during the three years is as follows:

December 31, 2004                                                    $    7.20
December 31, 2005                                                    $    2.97
December 31, 2006                                                    $    4.12

The weighted average remaining contractual life of options outstanding at December 31, 2006 is 6.0 years.

14. EARNINGS PER SHARE

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock.

                                                Years Ended December 31,
                                        --------------------------------------
                                           2006          2005          2004
                                        ----------    ----------    ----------

Net income                              $2,449,654    $1,470,294    $1,901,962
Shares used in calculation of
  income per share:
     Basic                               4,341,534     4,292,051     4,289,551
        Effect of dilutive options         469,109       641,761       661,558
                                        ----------    ----------    ----------
     Diluted                             4,810,643     4,933,812     4,951,109
Net income per share:
     Basic                                    $.56          $.34          $.44
     Diluted                                  $.51          $.30          $.38


Contracts to issue common stock that are anti-dilutive in nature are not included in the earnings per share calculations.

15. PROFIT SHARING PLAN

The Corporation has a profit-sharing retirement plan that covers substantially all employees of the Corporation. The Plan includes a 401(k) provision under which employees may elect to defer a portion of their compensation. The Plan was amended in May 2006 to allow for employer matching of up to 4 percent as determined in the Plan. The profit-sharing contribution is determined each year by the Board of Directors based on profits. The Corporation made a profit sharing contribution for the years ended December 31, 2006, 2005 and 2004 of $100,000, $188,000 and $175,000, respectively. The employer matching contribution was approximately $73,000 for the year ended December 31, 2006.

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

The Company currently reports its results in four divisions: Hydromet Products, Integrated Systems, Hydrological Services and Sutron India Operations. Hydromet Products division is responsible for the manufacture and sale of the Company's products including dataloggers, satellite transmitters, sensors and tides systems. The Integrated Systems division is responsible for systems design, integration, installation, training and commissioning of turnkey hydrometeorological systems. The Company's Hydrological Services division provides data interpretation and analysis services including modeling, flood forecasting and hydrologic studies. Sutron India Operations consists of the branch office and wholly owned subsidiary and is responsible for the sale of products, systems and services to customers in India.

The results of these segments are shown below (in thousands):

                                           2006          2005         2004
                                        ----------    ----------   ----------
Revenue
   Hydromet Products                    $    9,234    $    9,305   $   10,689
   Integrated Systems                        6,153         3,277        3,631
   Hydrological Services                     2,214         2,639        2,359
   Sutron India Operations                   1,806           213
                                        ----------    ----------   ----------
       Totals                           $   19,407    $   15,434   $   16,679
                                        ==========    ==========   ==========

Cost of Goods Sold
   Hydromet Products                    $    4,508    $    4,519   $    6,030
   Integrated Systems                        3,818         1,977        2,063
   Hydrological Services                     2,304         2,444        2,160
   Sutron India Operations                   1,426            59
                                        ----------    ----------   ----------
       Totals                           $   12,056    $    8,999   $   10,253
                                        ==========    ==========   ==========

Gross Margin
   Hydromet Products                    $    4,726    $    4,786   $    4,659
   Integrated Systems                        2,335         1,300        1,568
   Hydrological Services                       (90)          195          199
   Sutron India Operations                     380           154
                                        ----------    ----------   ----------
       Totals                           $    7,351    $    6,435   $    6,426
                                        ==========    ==========   ==========

17. EXPORT SALES

Export sales from the Company's operations at December 31, were as follow (in thousands):

                                           2006          2005         2004
                                        ----------    ----------   ----------
Central and South America               $    1,269    $    1,238   $      695
Canada                                         645           750          246
Asia                                         4,527         1,363        1,266
Australia/New Zealand                          --             47           63
Europe and other                               441           438        3,141
                                        ----------    ----------   ----------
                                        $    6,882    $    3,836   $    5,411
                                        ==========    ==========   ==========

18. LEGAL CONTINGENCIES

Various legal claims can arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company's financial statements. The Company has been named in a compensation claim under the Indian Anti-Trust Law that is pending before The Monopolies and Restrictive Trade Practices Commission in New Delhi, India. Management believes that the case is unsubstantiated and does not anticipate that any losses will occur.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

Not applicable.

ITEM 8A - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 31, 2006, the end of the fiscal period covered by this report on Form 10-KSB. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The remainder of information required for this Item is incorporated by reference to the Proxy Statement to be filed in connection with our 2007 Annual Meeting of Shareholders.

ITEM 10 - EXECUTIVE COMPENSATION
--------------------------------

The information required for this Item is incorporated by reference to the Proxy Statement to be filed in connection with our 2007 Annual Meeting of Shareholders.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required for this Item is incorporated by reference to the Proxy Statement to be filed in connection with our 2007 Annual Meeting of Shareholders.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The information required for this Item is incorporated by reference to the Proxy Statement to be filed in connection with our 2007 Annual Meeting of Shareholders.

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

3(d) Copy of Articles of Amendment to the Articles of Incorporation received and approved June 8, 1995

10.11 Stock Option Agreement between The Company and Andrew D. Lipman dated May 17, 2006 (filed herewith)

10.12 Stock Option Agreement between The Company and Thomas R. Porter dated May 17, 2006 (filed herewith)

10.13 Stock Option Agreement between The Company and Robert F. Roberts, Jr. dated May 17, 2006 (filed herewith)


ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required for this Item is incorporated by reference to the Proxy Statement to be filed in connection with our 2007 Annual Meeting of Shareholders.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SUTRON CORPORATION

(Registrant)


/s/  Raul S. McQuivey                                      Date: March 29, 2007
----------------------------
By:  Raul S. McQuivey,
     Chairman of the Board of Directors and
     President and Chief Executive Officer

In accordance with the Securities Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/  Raul S. McQuivey                                      Date: March 29, 2007
----------------------------
By:  Raul S. McQuivey,
     Chairman of the Board of Directors and
     President and Chief Executive Officer

/s/  Daniel W. Farrell                                     Date: March 29, 2007
----------------------------
By:  Daniel W. Farrell, Director and Vice President


/s/  Andrew D. Lipman                                      Date: March 29, 2007
----------------------------
By:  Andrew D. Lipman, Director


/s/  Thomas R. Porter                                      Date: March 29, 2007
----------------------------
By:  Thomas R. Porter, Director


/s/  Robert F. Roberts, Jr.                                Date: March 29, 2007
----------------------------
By:  Robert F. Roberts, Jr., Director


/s/  Sidney C. Hooper                                      Date: March 29, 2007
----------------------------
By:  Sidney C. Hooper, Chief Financial Officer
     (Chief Financial and Accounting Officer)