Form 10QSB
period 2007-03-31
SUTRON CORP
filed 2007-05-15
CIK 728331

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  For the quarterly period ended March 31, 2007

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

There were 4,512,884 outstanding shares of the issuer's only class of common equity, Common Stock, $0.01 par value, on March 31, 2007.

Transitional Small Business Disclosure Format (check one):  Yes [_] No [X]

================================================================================

                               SUTRON CORPORATION
                          FORM 10-QSB QUARTERLY REPORT
                      FOR THE QUARTER ENDED MARCH 31, 2007

                                TABLE OF CONTENTS



PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements                                                 2

          Condensed Consolidated Balance Sheet as of March 31, 2007
          and December 31, 2006                                                2

          Condensed Consolidated Statements of Operations for the
          Three Months Ended March 31, 2007 and 2006                           3

          Condensed Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 2007 and 2006                           4

          Financial Footnotes                                                  5


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            7


Item 3.   Controls and Procedures                                             11




PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                   11


Item 6.   Exhibits                                                            12



Signatures                                                                    12

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
------------------------------

                               SUTRON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                         MARCH 31,     DECEMBER 31,
                                                           2007            2006
                                                       ------------    ------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                         $  1,981,220    $  1,539,032
     Restricted cash and cash equivalents                   930,529         138,233
     Accounts receivable                                  4,103,451       6,835,751
     Inventory                                            4,048,686       3,402,017
     Prepaid items and other assets                         709,597         530,720
     Deferred income taxes                                  313,000         333,000
                                                       ------------    ------------
          Total current assets                           12,086,483      12,778,753

PROPERTY AND EQUIPMENT, AT COST                           3,372,039       3,361,159
Less: Accumulated depreciation and amortization          (2,797,191)     (2,740,941)
                                                       ------------    ------------
     Property and equipment, net                            574,848         620,218
OTHER ASSETS                                                 42,597          50,576
                                                       ------------    ------------
          TOTAL ASSETS                                 $ 12,703,928    $ 13,449,547
                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                  $    822,104    $  1,398,285
     Accrued payroll                                        171,064         317,974
     Other accrued expenses                               1,368,848       1,506,950
     Notes payable - current                                 50,722          50,722
                                                       ------------    ------------
          Total current liabilities                       2,412,738       3,273,931

LONG-TERM LIABILITIES
     Notes payable, net of current maturities                22,108          37,678
     Deferred income taxes                                  120,000         129,000
                                                       ------------    ------------
          TOTAL LONG-TERM LIABILITIES                       142,108         166,678
                                                       ------------    ------------
          TOTAL LIABILITIES                               2,554,846       3,440,609
                                                       ------------    ------------

STOCKHOLDERS' EQUITY
     Common stock                                            45,129          44,946
     Additional paid-in capital                           2,654,064       2,559,281
     Retained earnings                                    7,456,850       7,417,878
     Accumulated other comprehensive (loss) income           (6,961)        (13,167)
                                                       ------------    ------------
          TOTAL STOCKHOLDERS' EQUITY                     10,149,082      10,008,938
                                                       ------------    ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 12,703,928    $ 13,449,547
                                                       ============    ============

See accompanying notes.

                                SUTRON CORPORTION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED MARCH 31,
                                                       ----------------------------
                                                           2007            2006
                                                       ------------    ------------
Net sales and revenues                                 $  3,146,744    $  4,076,108

Cost of sales and revenues                                2,006,703       2,269,935
                                                       ------------    ------------
          Gross profit                                    1,140,041       1,806,173
                                                       ------------    ------------

Operating expenses:
     Selling, general and administrative expenses           841,113         848,820
     Research and development expenses                      293,353         406,269
                                                       ------------    ------------
          Total operating expenses                        1,134,466       1,255,089
                                                       ------------    ------------

          Operating income                                    5,575         551,084

Interest income (expense), net                               22,397          12,355
                                                       ------------    ------------

          Income before income taxes                         27,972         563,439

Income tax expense (benefit)                                (11,000)        204,000

                                                       ------------    ------------
Net income                                             $     38,972    $    359,439
                                                       ============    ============

Net income per share:

          Basic income per share                       $        .01    $        .08
                                                       ============    ============

          Diluted income per share                     $        .01    $        .07
                                                       ============    ============

See accompanying notes.

                                SUTRON CORPORTION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED MARCH 31,
                                                       ----------------------------
                                                           2007            2006
                                                       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                        $     38,972    $    359,439
     Noncash items included in net income:
          Depreciation and amortization                      56,250          60,000
          Deferred income taxes                              11,000              --
          Stock option compensation                          18,385              --
     Changes in current assets and liabilities:
          Accounts receivable                             2,732,300        (761,581)
          Inventory                                        (646,669)       (562,311)
          Prepaid items and other assets                   (170,898)        (61,444)
          Accounts payable                                 (576,181)        647,306
          Accrued expenses                                 (285,012)        532,465
                                                       ------------    ------------
Net Cash Provided (Used) by Operating Activities          1,178,147         213,874
                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Restricted cash and cash equivalents                  (792,296)        (13,532)
     Purchase of property and equipment                     (10,881)        (45,000)
                                                       ------------    ------------
Net Cash Provided (Used) by Investing Activities           (803,177)        (58,532)
                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on notes payable                              (15,570)        (12,693)
     Proceeds from stock options exercised                   76,582             400
                                                       ------------    ------------
Net Cash Provided (Used) by Financing Activities             61,012         (12,293)
                                                       ------------    ------------

Effect of exchange rate changes on cash                       6,206           3,264
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        442,188         146,313
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          1,539,032       1,861,627
                                                       ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $  1,981,220    $  2,007,940
                                                       ============    ============

CASH PAID DURING THE PERIOD FOR:
     Interest                                          $         19    $        762
                                                       ============    ============
     Income taxes paid (received)                      $          0    $          0
                                                       ============    ============

See accompanying notes.

                               SUTRON CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                 MARCH 31, 2007

1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Sutron Corporation (the "Company") was incorporated on December 30, 1975, under the General Laws of the Commonwealth of Virginia. The Company operates from its headquarters located in Sterling, Virginia. The Company has several branch offices located throughout the United States, a branch office in India and a wholly owned subsidiary in India. The Company is a leading provider of real-time data collection and control products, systems software and professional services in the hydrological, meteorological and oceanic monitoring markets. The Company's principal products include data loggers, satellite transmitters/loggers, water level and meteorological sensors, tides systems and system and application software. Customers consist of a diversified base of Federal, state, local and foreign government agencies, universities and engineering and hydropower companies.

The financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 2006. The condensed consolidated balance sheet as of December 31, 2006 was derived from the audited financial statements for the year then ended.

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

The Company's significant accounting policies are disclosed in the Company's Annual report on Form 10-KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

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

Effective January 1, 2006, the Company adopted SFAS No. 123R ACCOUNTING FOR STOCK BASED COMPENSATION (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is being applied on the modified prospective transition method and therefore the Company has not restated results for prior periods. The financial statements for the three months ended March 31, 2007 recognize compensation cost for the portion of outstanding awards which have vested during the period. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. For the three months ended March 31, 2007, total stock-based compensation expense of $18,385 was included in operating expenses as compared to stock-based compensation of $0 for the three months ended March 31, 2006. The weighted average fair value of options granted during the three months ended March 31, 2007 was calculated using the Black-Scholes option pricing model with the following valuation assumptions and weighted average fair value as follows:

                                                        Three Months
                                                   ----------------------
                                                    Ended March 31, 2007
                                                   ----------------------
         Weighted average fair value of grants              $6.90
         Expected volatility                                 30%
         Dividend yield                                       0
         Risk-free interest rate                            4.50%
         Expected term in years                             10.00

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


3.       STOCK OPTIONS

The Company has granted stock options under the Stock Option Plans to key employees and directors for valuable services provided to the Company. Under the 1996 Plan, the Company authorized 260,000 shares, 259,000 of which have been granted. As of December 31, 2004, the Company authorized 60,000 shares and 400,000 shares under the 1997 and 2002 Stock Option Plans, respectively, all of which have been granted. During 2005, the 2002 Stock Option Plan was amended to authorize 650,000 shares, 493,333 of which have been granted. In addition, all three plans were amended in 2005 to allow Directors to participate in the plan, and to provide that vesting schedules will be determined by the Board at the time each individual option is granted.

Shares under all of the plans may be granted at not less than 100 percent of the fair market value at the grant date. All options have a ten-year term from the date of grant. Prior to the 2005 amendments, options vested ratably over five years on each anniversary date the option was granted. The Company elected to accelerate vesting of all outstanding options as of December 31, 2005, as permitted under the plans. Cancelled or expired options are able to be reissued. The following table summarizes stock option activity under the Stock Option Plans for the three months ended March 31, 2007:

                              Number of        Weighted Avg.   Number of Options
                                Shares        Exercise Price      Exercisable
                             -------------------------------------------------
Balance - December 31, 2006       554,333      $       1.13            554,333
                                                                 =============
     Granted                       50,000              6.90
     Exercised                     18,333              4.62
     Canceled                          --                --
                             -------------------------------------------------
Balance - March 31, 2007          586,000      $       1.53            586,000
                             =================================================


4.       EARNINGS PER SHARE

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock.

                                                 Three Months Ended March 31,
                                                   2007              2006
                                               -------------------------------
Net income                                     $     38,972      $     359,439
                                               ===============================
Shares used in calculation of
income per share:
   Basic                                          4,500,792          4,295,207
      Effect of dilutive options                    535,722            657,679
                                               ===============================
   Diluted                                        5,036,514          4,952,886
                                               ===============================
Net income per share:
   Basic                                       $        .01      $         .08
                                               ===============================
   Diluted                                     $        .01      $         .07
                                               ===============================


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

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

OVERVIEW

Our primary focus is to provide real-time systems solutions, including equipment and software, and services to our customers in the areas of hydrological monitoring and control, meteorological monitoring including airport weather systems, oceanic monitoring and hydrological services. We design, manufacture and market these products and services to a diversified customer base consisting of federal, state, local and foreign governments, universities and engineering and hydropower companies. Our products and services enable these entities to monitor and collect hydrological, meteorological and oceanic data for the management of critical water resources, for early warning of potentially disastrous floods, storms or tsunamis, for the optimization of hydropower plants and for providing real-time weather conditions at airports.

Our key products are the SatLink2 Transmitter/Logger, Xpert/XLite datalogger, Accububble Self-Contained Bubbler, Accubar Pressure Sensor, Tides Systems and XConnect Systems Software. These are the essential components of most systems and are provided to customers as off-the-shelf equipment or as part of a custom system. The SatLink2 is a key product because it functions both as a transmitter and logger. It is an excellent solution for small systems that do not require a significant number of sensors or communications options. The Xpert and XLite are more powerful dataloggers that have significantlymore logging capability and communications options than the SatLink2. Our Tides Systems are the only National Ocean Survey approved tides monitoring system in the United States.

We anticipate that we will continue to experience significant quarterly fluctuations in our sales and revenues in fiscal year 2007. Operating results will depend upon the product mix and upon the timing of project awards. International sales constitute a significant portion of our revenues but are difficult to project. We are aware of many significant international opportunities and we expect international revenues to grow as a percentage of our total business. We expect our sales and marketing, research and development and general and administrative expenses to increase moderately in 2007 as compared to 2006.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of financial condition and results of operations are based upon the condensed financial statements, which have been prepared in accordance with generally accepted accounting principles as recognized in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, the valuation of inventory, and valuation of deferred tax assets and liabilities, useful lives of intangible assets, warranty obligations and accruals. We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For a complete description of accounting policies, see Note 1 to our financial statements included in the Company's Form 10-KSB for the year ended December 31, 2006. There were no significant changes in critical accounting estimates

RESULTS OF OPERATIONS
---------------------

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

                                                Three Months Ended March 31,
                                                   2007              2006
                                               ------------      ------------

Net sales and revenues                                100.0%            100.0%
Cost of sales and revenues                             63.8              55.7
                                               ------------      ------------
Gross profit                                           36.2              44.3

Selling, general and administrative expenses           26.7              20.8
Research and Development expenses                       9.3              10.0
                                               ------------      ------------
Operating income                                         .2              13.5

                                               ------------      ------------
Interest (income) expense                                .7                .3
                                               ------------      ------------
Income before  income taxes                              .9              13.8
Income taxes (benefit)                                  5.0               (.3)
                                               ------------      ------------
Net income                                              1.2%              8.8%
                                               ============      ============

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

NET SALES AND REVENUES

The Company's revenues for the three months ended March 31, 2007 decreased 23% to $3,146,744 from $4,076,108 in 2006 primarily due to decreased international revenues. Net sales and revenues are broken down between the Company's operating divisions or profit centers which include the HydroMet Products Division, the Integrated Services Division which includes Special Projects, the Hydrological Services Division, Airport Weather Systems Division and Sutron India Operations. The HydroMet Products Division, which is responsible for sales of standard products, had a net sales and revenue increase of 7% to $2,050,248 from $1,910,073 in 2006. Integrated Systems net sales and revenues decreased 47% to $674,897 from $1,576,043 in 2006 due to the absence of new projects to replace 2006 project revenues of approximately $1,196,000 from contracts with the India Meteorological Department (IMD) and Central Water Commission (CWC) of India. Our business is significantly influenced by large projects such as IMD and CWC. We had anticipated receiving several international contracts early in 2007 that would have impacted the first quarter results however the contracts were delayed. The timing of international contracts is difficult to project. Net sales and revenues from Hydrological Services decreased 13% to $411,760 from $475,007 in 2006 due a decrease in project deliveries to South Florida Water Management District. Airport Weather Systems had a net sales and revenue decrease of 100% to $0 from $114,985 in 2006. Sutron India Operations had a net sales and revenue decrease of 97% to $9,839 from $313,932 in 2006 due to increased CWC contract estimated costs during the two year warranty period after system acceptance. The increase in the cost estimate resulted in a significant lowering of contract revenue for the quarter.

Overall domestic revenues increased 24% to $2,371,013 in the first quarter of 2007 versus $1,909,698 in 2006 while international revenues decreased 36% to $775,731 in 2007 versus $2,166,410 in 2006. Customer orders or bookings for the first quarter of 2007 were $3,061,907 as compared to $3,845,774 in 2006.

COST OF SALES AND REVENUES

Cost of sales as a percentage of revenues was 63.8% for the quarter ended March 31, 2007 as compared to 56.4% for the quarter ended March 31, 2006. The increase in cost of sales was primarily due to costs exceeding revenue for the Hydrological Services Division during the first quarter and due to increased CWC contract estimated costs during the two year warranty period after system acceptance that resulted in a lowering of contract revenue for the quarter. Hydrological Services was reorganized in December 2006 due to the resignation of the Vice President who had managed this division since its inception in 2001. Staff was reduced during the quarter to reduce personnel expenses. Management focus will be on winning new projects that carry higher margins and executing projects in backlog profitably. The revision in the CWC cost estimate resulted in contract costs in excess of contract revenue for the quarter. Contract estimated costs were increased due to delays in the civil works installation as approximately 30 sites were damaged by monsoons. Also, the CWC contract is the first significant project that has been executed by our India Operations. Due to a lack of experience on projects of this size, warranty costs (the costs to maintain the 168 stations for a period of two years from systems acceptance) were underestimated. Although the contract estimated costs increased due to the reasons discussed above, the CWC contract is profitable. After expiration of the two year warranty period, we will maintain the 168 sites under a four-year maintenance contract.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased to $841,113 in 2007 from $848,820 in 2006. Selling, general and administrative expenses as a percentage of revenues increased to 26.7% in 2007 from 20.8% in 2006 due to the revenue decrease.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased to $293,353 in 2007 from $406,269 in 2006, a decrease of $92,194 or 7.5%. We incurred significant subcontractor expenses in 2006 relating to the development of our next generation Xpert/XLite. The contractor tasks have been completed and we anticipate that the next generation Xpert/XLite will be released to production in the second quarter of 2007. Our satellite transmitter, dataloggers, water level sensors and tides systems are the primary components of hydrometeorological systems and we are continuously improving these products as well as developing new products in order to maintain and improve our competitive position.

INTEREST INCOME AND EXPENSE, NET

Due to the Company's cash position, the Company did not use its line of credit during the first quarter of 2007 except on one occasion. The Company had interest income in 2007 of $22,397 as compared to interest income of $12,355 in 2006.

INCOME TAXES

Due to lower first quarter income before taxes, we received an income tax benefit in 2007 of $11,000 as compared to income taxes of $204,000 in 2006. The provisions for income taxes represent an effective tax benefit rate of 39.3% in 2007 and an income tax rate of 36.2% in 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash equivalents were $1,981,220 at March 31, 2007 compared to $1,539,032 at December 31, 2006. Working capital increased to $9,673,745 at March 31, 2007 compared with $9,504,822 at December 31, 2006.

Net cash provided by operating activities was $1,178,147 for the three months ended March 31, 2007 as compared to cash provided by operating activities of $213,874 for the three months ended March 31, 2006. The increase is primarily due to a decrease in accounts receivable.

Net cash used by investing activities was $803,177 for the three months ended March 31, 2007 as compared to cash used by investing activities of $58,532 for the three months ended March 31, 2006, and was primarily due to an increase in restricted cash that secured a bank guarantee to the Central Water Commission of India for the delivery of contract equipment. We anticipate that the bank guarantee will be released in October 2007.

Net cash provided by financing activities was $61,012 for the three months ended March 31, 2007 as compared to net cash used by financing activities of $12,293 for the three months ended March 31, 2006 due to the exercise of employee stock options.

We have a revolving credit facility of $2,500,000 with BB&T Bank. We are permitted to borrow based on accounts receivable and inventory according to pre-established criteria. The credit facility expires on

August 5, 2007 and is secured by substantially all assets of the Company. Borrowings bear interest at the bank's prime rate. During the first quarter of 2007, there was one borrowing on the line of credit.

We frequently bid on and enter into international contracts that require bid and performance bonds. At March 31, 2007 and December 31, 2006, a commercial bank had issued standby letters of credit in the amount of $532,300 that served as either bid or performance bonds. The amount available to borrow under the line of credit was reduced by these amounts.

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


ITEM 3.  CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of March 31, 2007, the end of the fiscal period covered by this report on Form 10-QSB. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



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



                                          Sutron Corporation
                                           (Registrant)


May 14, 2007                              /s/ Raul S. McQuivey
------------                              -----------------------------------
Date                                      Raul S. McQuivey
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



May 14, 2007                              /s/ Sidney C. Hooper
------------                              -----------------------------------
Date                                      Sidney C. Hooper
                                          Chief Financial Officer and Treasurer
                                          (Principal Accounting Officer)