Form 10QSB
period 2007-06-30
SUTRON CORP
filed 2007-08-14
CIK 728331

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
     |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  For the quarterly period ended June 30, 2007

                         COMMISSION FILE NUMBER: 0-12227

                               SUTRON CORPORATION

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

There were 4,515,632 outstanding shares of the issuer's only class of common equity, Common Stock, $0.01 par value, on June 30, 2007.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]
================================================================================

                               SUTRON CORPORATION
                          FORM 10-QSB QUARTERLY REPORT
                       FOR THE QUARTER ENDED JUNE 30, 2007

                                TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements                                              2

          Condensed Consolidated Balance Sheet as of June 30,
          2007 and December 31, 2006                                        2

          Condensed Consolidated Statements of Operations for
          the Three Months Ended June 30, 2007 and 2006                     3

          Condensed Consolidated Statements of Operations for
          the Six Months Ended June 30, 2007 and 2006                       4

          Condensed Consolidated Statements of Cash Flows for
          the Six Months Ended June 30, 2007 and 2006                       5

          Financial Footnotes                                               6

Item 2.   Management's Discussion and Analysis of Financial C
          ondition and Results of Operations                                8

Item 3.   Controls and Procedures                                          11

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                14

Item 4.   Submission of Matters to a Vote of Security Holders              15

Item 6.   Exhibits                                                         15

Signatures                                                                 16

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                               SUTRON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                              JUNE 30,      DECEMBER 31,
                                                                2007            2006
                                                            ------------    ------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                              $    628,247    $  1,539,032
     Restricted cash and cash equivalents                        949,923         138,233
     Accounts receivable                                       4,526,605       6,835,751
     Inventory                                                 4,592,147       3,402,017
     Prepaid items and other assets                              680,669         530,720
     Deferred income taxes                                       324,000         333,000
                                                            ------------    ------------
          Total current assets                                11,701,591      12,778,753

PROPERTY AND EQUIPMENT, AT COST                                3,402,510       3,361,159
Less: Accumulated depreciation and amortization               (2,853,441)     (2,740,941)
                                                            ------------    ------------
     Property and equipment, net                                 549,069         620,218
OTHER ASSETS                                                     101,306          50,576
                                                            ------------    ------------
         TOTAL ASSETS                                       $ 12,351,966    $ 13,449,547
                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                       $  1,006,141    $  1,398,285
     Accrued payroll                                              78,157         317,974
     Other accrued expenses                                      532,204       1,506,950
     Notes payable - current                                      50,722          50,722
                                                            ------------    ------------
          Total current liabilities                            1,667,224       3,273,931

LONG-TERM LIABILITIES
     Notes payable, net of current maturities                      9,414          37,678
     Deferred income taxes                                       120,000         129,000
                                                            ------------    ------------
         TOTAL LONG-TERM LIABILITIES                             129,414         166,678
                                                            ------------    ------------
         TOTAL LIABILITIES                                     1,796,638       3,440,609
                                                            ------------    ------------

STOCKHOLDERS' EQUITY
     Common stock                                                 45,157          44,946
     Additional paid-in capital                                2,678,330       2,559,281
     Retained earnings                                         7,851,255       7,417,878
     Accumulated other comprehensive (loss) income               (19,414)        (13,167)
                                                            ------------    ------------
         TOTAL STOCKHOLDERS' EQUITY                           10,555,328      10,008,938
                                                            ------------    ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 12,351,966    $ 13,449,547
                                                            ============    ============

See accompanying notes.

                                SUTRON CORPORTION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED JUNE 30,
                                                                2007            2006
                                                            ------------    ------------
Net sales and revenues                                      $  4,217,871    $  4,421,174

Cost of sales and revenues                                     2,572,703       2,746,675
                                                            ------------    ------------
               Gross profit                                    1,645,168       1,674,499
                                                            ------------    ------------

Operating expenses:
     Selling, general and administrative expenses                776,005         651,551
     Research and development expenses                           291,509         325,460
                                                            ------------    ------------
               Total operating expenses                        1,067,514         977,011
                                                            ------------    ------------
               Operating income                                  577,654         697,488

Interest income (expense), net                                    26,752          13,244
                                                            ------------    ------------
                Income before income taxes                       604,406         710,732

Income tax expense (benefit)                                     210,000         202,000
                                                            ------------    ------------
Net income                                                  $    394,406    $    508,732
                                                            ============    ============

Net income per share:
               Basic income per share                       $        .09    $        .12
                                                            ============    ============
               Diluted income per share                     $        .08    $        .10
                                                            ============    ============

See accompanying notes

                                SUTRON CORPORTION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              SIX MONTHS ENDED JUNE 30,
                                                                2007            2006
                                                            ------------    ------------
Net sales and revenues                                      $  7,364,615    $  8,497,282

Cost of sales and revenues                                     4,579,407       5,068,800
                                                            ------------    ------------
               Gross profit                                    2,785,208       3,428,482
                                                            ------------    ------------

Operating expenses:
     Selling, general and administrative expenses              1,617,118       1,448,181
     Research and development expenses                           584,861         731,729
                                                            ------------    ------------
               Total operating expenses                        2,201,979       2,179,910
                                                            ------------    ------------

               Operating income                                  583,229       1,248,572

Interest income (expense), net                                    49,148          25,599
                                                            ------------    ------------
                Income before income taxes                       632,377       1,274,171

Income taxes                                                     199,000         406,000
                                                            ------------    ------------
Net income                                                  $    433,377    $    868,171
                                                            ============    ============

Net income per share:
               Basic income per share                       $        .10    $        .20
                                                            ============    ============

               Diluted income per share                     $        .09    $        .18
                                                            ============    ============

See accompanying notes.

                                SUTRON CORPORTION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              SIX MONTHS ENDED JUNE 30,
                                                                2007            2006
                                                            ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                             $    433,377    $    868,171
     Noncash items included in net income:
         Depreciation and amortization                           112,500         120,000
         Deferred income taxes                                      --            (8,000)
         Stock option compensation                                40,809          10,310
     Changes in current assets and liabilities:
            Accounts receivable                                2,309,146        (716,178)
            Inventory                                         (1,190,130)     (1,023,804)
            Prepaid items and other assets                      (200,679)         15,721
            Accounts payable                                    (392,144)        151,798
            Accrued expenses                                  (1,214,563)        424,483
                                                            ------------    ------------
Net Cash Provided (Used) by Operating Activities                (101,684)       (157,499)
                                                            ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Restricted cash and cash equivalents                       (811,690)         48,742
     Purchase of property and equipment                          (41,351)        (65,633)
                                                            ------------    ------------
Net Cash Provided (Used) by Investing Activities                (853,041)        (16,891)
                                                            ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on notes payable                                   (28,264)        (22,648)
     Proceeds from stock options exercised                        78,451          16,570
                                                            ------------    ------------
Net Cash Provided (Used) by Financing Activities                  50,187          (6,078)
                                                            ------------    ------------

Effect of exchange rate changes on cash                           (6,247)          8,043

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (910,785)       (172,425)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               1,539,032       1,861,627
                                                            ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $    628,247    $  1,689,202
                                                            ============    ============

CASH PAID DURING THE PERIOD FOR:
     Interest                                               $         40    $      1,480
                                                            ============    ============
     Income taxes paid (received)                           $    295,462    $    217,987
                                                            ============    ============

See accompanying notes

                               SUTRON CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                  JUNE 30, 2007

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

STOCK COMPENSATION

The Company's Amended and Restated 1996, 1997 and 2002 Stock Option Plans (the "Stock Option Plans") provide for the issuance of non-qualified stock options to employees, officers and directors. The plans are administered by the compensation committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award. See Note 13 of the Company's financial statements in its Annual Report on Form 10-KSB for the year ended December 31, 2006 for additional information related to the stock option plans.

Effective January 1, 2006, the Company adopted SFAS No. 123R ACCOUNTING FOR STOCK BASED COMPENSATION (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is being applied on the modified prospective transition method and therefore the Company has not restated results for prior periods. The financial statements for the three months and six months ended June 30, 2007 recognize compensation cost for the portion of outstanding awards which have vested during the period. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. For the three and six months ended June 30, 2007, total stock-based compensation expense of $22,424 and $40,809 was included in operating expenses as compared to stock-based compensation of $10,310 for the three and six months ended June 30, 2006. The weighted average fair value of options granted during the three months and six months ended June 30, 2007 was calculated using the Black-Scholes option pricing model with the following valuation assumptions and weighted average fair value as follows:

                                               Periods Ended June 30, 2007
                                               ---------------------------
                                               Three Months     Six Months
                                               ------------     ----------
     Weighted average fair value of grants         $7.60           $7.06
     Expected volatility                             30%             30%
     Dividend yield                                    0               0
     Risk-free interest rate                       5.16%           4.50%
     Expected term in years                        10.00           10.00

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

3. STOCK OPTIONS

The Company has granted stock options under the Stock Option Plans to key employees and directors for valuable services provided to the Company. Under the 1996 Plan, the Company authorized 260,000 shares, 259,000 of which have been granted. As of December 31, 2004, the Company authorized 60,000 shares and 400,000 shares under the 1997 and 2002 Stock Option Plans, respectively, all of which have been granted. During 2005, the 2002 Stock Option Plan was amended to authorize 650,000 shares, 503,333 of which have been granted. In addition, all three plans were amended in 2005 to allow Directors to participate in the plan and to provide that vesting schedules will be determined by the Board at the time each individual option is granted.

Shares under all of the plans may be granted at not less than 100 percent of the fair market value at the grant date. All options have a ten-year term from the date of grant. Prior to the 2005 amendments, options vested ratably over five years on each anniversary date the option was granted. The Company elected to accelerate vesting of all outstanding options as of December 31, 2005, as permitted under the plans. Cancelled or expired options are able to be reissued. The following table summarizes stock option activity under the Stock Option Plans for the six months ended June 30, 2007:

                                  Number of   Weighted Avg.    Number of Options
                                   Shares     Exercise Price      Exercisable
                                  ----------------------------------------------
Balance - December 31, 2006        554,333        $1.13             554,333
                                                               =================
     Granted                        65,000         7.06
     Exercised                      21,081         3.72
     Canceled                        5,000         7.60
                                  ----------------------------------------------
Balance - June 30, 2007            593,252        $1.51             593,252
                                  ==============================================

4.       EARNINGS PER SHARE

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock.

                                                    Three Months Ended June 30,
                                                        2007             2006
                                                   ----------------------------
Net income                                            $394,406        $508,732
                                                   ============================
Shares used in calculation of income per share:
     Basic                                           4,513,005       4,306,925
          Effect of dilutive options                   550,530         644,865
                                                   ============================
     Diluted                                         5,063,535       4,951,790
                                                   ============================
Net income per share:
     Basic                                                $.09            $.12
                                                   ============================
     Diluted                                              $.08            $.10
                                                   ============================

                                                      Six Month Ened June 30,
                                                        2007           2006
                                                   ----------------------------
Net income                                            $433,377        $868,171
                                                   ============================
Shares used in calculation of income per share:
     Basic                                           4,506,932       4,301,098
          Effect of dilutive options                   554,264         658,376
                                                   ============================
     Diluted                                         5,061,196       4,959,474
                                                   ============================
Net income per share:
     Basic                                                $.10            $.20
                                                   ============================
     Diluted                                              $.09            $.18
                                                   ============================

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

Our key products are the SatLink2 Transmitter/Logger, Xpert/XLite datalogger, Accububble Self-Contained Bubbler, Accubar Pressure Sensor, Tides Systems and XConnect Systems Software. These are the essential components of most systems and are provided to customers as off-the-shelf equipment or as part of a custom system. The SatLink2 is a key product because it functions both as a transmitter and logger. It is an price-effective solution for small systems that do not require a significant number of sensors or communications options. The Xpert and XLite are more powerful dataloggers that have significantly more logging capability and communications options than the SatLink2. Our Tides Systems are the only National Ocean Survey approved tides monitoring system in the United States.

We anticipate that we will continue to experience significant quarterly fluctuations in our revenues in fiscal year 2007 due to the timing of significant project awards that are difficult to project. Operating results will depend upon the product mix and upon the timing of project awards. International sales constitute a significant portion of our revenues but are difficult to project. We are aware of many significant international opportunities and we expect international revenues to grow as a percentage of our total business. We expect our sales and marketing, research and development and general and administrative expenses to increase moderately in 2007 as compared to 2006.

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

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

                                                      Three Months Ended
                                                          June 30,
                                                       2007      2006
                                                      ------    ------
     Net sales and revenues                            100.0%    100.0%
     Cost of sales and revenues                         61.0      62.7
                                                      ------    ------
     Gross profit                                       39.0      37.3

     Selling, general and administrative expenses       18.4      14.2
     Research and Development expenses                   6.9       7.3
                                                      ------    ------
     Operating income                                   13.7      15.8

                                                      ------    ------
     Interest (income) expense                            .6        .3
                                                      ------    ------
     Income before  income taxes                        14.3      16.1
     Income taxes (benefit)                              5.0       4.6
                                                      ------    ------
     Net income                                          9.3%     11.5%
                                                      ======    ======

NET SALES AND REVENUES

The Company's net sales and revenues for the three months ended June 30, 2007 decreased 4.6% to $4,217,871 from $4,421,174 in 2006 primarily due to decreased international revenues. Overall domestic revenues increased 15% to $3,316,025 in the second quarter of 2007 versus $2,889,184 in 2007 while international revenues decreased 41% to $901,846 in 2007 versus $1,531,990 in 2007, primarily due to decreased revenue from project work in India. Net sales and revenues are broken down between the Company's operating divisions or profit centers which include the HydroMet Products Division, the Integrated Services Division which includes Special Projects, the Hydrological Services Division, Airport Weather Systems Division and Sutron India Operations.

The HydroMet Products Division, which is responsible for sales of standard products, had a net sales and revenue increase of 55% to $2,248,410 from $1,455,223 in 2006. Standard product revenues were higher in 2007 due to increased domestic shipments of SatLink2 Transmitter/Loggers, Water Level Sensors and Accessories. Integrated Systems Division net sales and revenues decreased 26% to $955,239 from $1,297,400 in 2006 due primarily to decreased India project revenues. Net sales and revenues from the Hydrological Services Division decreased 39% to $568,437 from $926,279 in 2006 due a decrease in project deliveries. Airport Weather Systems Division net sales and revenues decreased 55% to $75,425 from $167,440 in 2006 as the division completed one shipment in 2007 compared to two shipments in 2006. Sutron India Operations had a net sales and revenue decrease of 36% to $370,360 from $574,822 in 2006 due to the Central Water Commission (CWC) of India contract being near completion. There was no significant change in the CWC cost estimate to complete during the second quarter.

Customer orders for the second quarter of 2007 were approximately $12,742,000 as compared to approximately $4,355,000 in 2006.

COST OF SALES AND REVENUES

Cost of sales as a percentage of revenues was 61% for the quarter ended June 30, 2007 as compared to 62.7% for the quarter ended June 30, 2006. The decrease in cost of sales is attributed to changes in the product mix that resulted in higher equipment sales and decreased project work. In 2006, substantial costs were associated with projects such as Central Water Commission of India, India Meteorological Department and Prime Controls. Projects do not normally carry as high margins as stand-alone products which benefited the margins in 2007. Cost of sales for both 2007 and 2006 include provisions for inventory obsolescence, physical inventory adjustments and inventory valuation adjustments. The Company continually pursues product cost reductions through continual review of procurement sourcing, product value engineering and improvements in manufacturing processes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased to $776,005 in 2007 from $651,551 in 2006, an increase of $124,454 or 19%. The Company experienced increases in selling and marketing activities due to the addition of two new domestic salesmen who were not with the Company in the prior year, in legal costs due to a lawsuit which the Company has filed against its former Vice President of the Hydrological Services Division and another former HSD employee and in letter of credit costs due to a performance bond that was provided to the Afghanistan Ministry of Energy and Water as security on the contract.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased to $291,509 in 2007 from $325,460 in 2006, a decrease of $33,951 or 10%. Product development expenses decreased primarily due higher costs in 2006 associated with efforts to improve and incorporate state-of-the-art technology into the Xpert datalogger consisting primarily of subcontractor expenses. Dataloggers and water level sensors are the primary components of hydrometeorological systems and we are continuously improving these products as well as developing new products in order to maintain and improve our competitive position.

INTEREST INCOME AND EXPENSE, NET

Due to the Company's cash position, the Company did not use its line of credit during the second quarter of 2007. The Company had net interest income in 2007 of $26,752 as compared to net interest income of $13,244 in 2006.

INCOME TAXES

Income taxes increased 4% in 2007 to $210,000 from $202,000 in 2006. Taxes as a percentage of revenue were 5.0% in 2007 as compared to 4.6% in 2006. The provisions for income taxes represent effective tax rates of approximately 34.8% in 2007 and 28.4% in 2006, respectively. The effective tax rate in 2007 increased over the prior year due to the exercise of non-qualified stock options in the prior year that generated a significant 2006 tax deduction relating to stock option compensation.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

                                                       Six Months Ended
                                                           June 30,
                                                       2007      2006
                                                      ------    ------

     Net sales and revenues                            100.0%    100.0%
     Cost of sales and revenues                         62.2      59.7
                                                      ------    ------
     Gross profit                                       37.8      40.3

     Selling, general and administrative expenses       22.0      17.0
     Research and Development expenses                   7.9       8.6
                                                      ------    ------
     Operating income                                    7.9      14.7
                                                      ------    ------
     Interest (income) expense                            .7        .3
                                                      ------    ------
     Income before  income taxes                         8.6      15.0
     Income taxes (benefit)                              2.7       4.8
                                                      ------    ------
     Net income                                          5.9%     10.2%
                                                      ======    ======

NET SALES AND REVENUES

The Company's net sales and revenues for the six months ended June 30, 2007 decreased 13% to $7,364,615 from $8,497,282 in 2006. Overall domestic revenues increased 19% to $5,687,038 in 2007 versus $4,798,882 in 2006 while international revenues decreased 55% to $1,677,577 in 2007 versus $3,698,400 in 2006. Net sales and revenues are broken down between the Company's operating divisions or profit centers which include the HydroMet Products Division, the Integrated Services Division which includes Special Projects, the Hydrological Services Division, Airport Weather Systems Division and Sutron India Operations.

The HydroMet Products Division had a revenue increase of 28% to $4,298,659 from $3,365,306 in 2006 due to an increase due to increased domestic shipments of SatLink2 Transmitter/Loggers, Water Level Sensors and Accessories. Integrated Systems Division revenues decreased 35% to $1,630,136 from $2,559,511 in 2006 due to decreased international project revenues. Revenues from the Hydrological Services Division decreased 30% to $980,198 from $1,401,286 in 2006 due to decreased project activity. Airport Weather Systems Division revenues decreased to $75,425 in 2007 as compared to $282,425 in 2006 as the division completed one shipment in 2007 as compared to three shipments in 2006. Sutron India Operations had a net sales and revenue decrease of 57% to $380,199 from $888,753 in 2006 due to the Central Water Commission (CWC) of India contract being near completion and major contract expenditures being completed in prior periods.

Customer orders or bookings for 2007 were approximately $15,804,000 as compared to approximately $8,202,000 in 2006. The Company's backlog of orders at June 30, 2007 was approximately $15,708,000 as compared with approximately $10,544,000 as of June 30, 2006. The Company anticipates that approximately 52% of its backlog as of June 30, 2007 will be shipped in 2007.

COST OF SALES AND REVENUES

Cost of sales as a percentage of revenues was 62.2% in 2007 as compared to 59.7% in 2006. The increase in cost of sales was primarily due to costs exceeding revenue for the Hydrological Services Division and due to increased CWC contract estimated costs for the two year warranty period after system acceptance that resulted in lower contract revenues for the period. Hydrological Services was reorganized in December 2006 due to the resignation of the Vice President who had managed this division since its inception in 2001. Staff has been reduced. Management is focused on winning new projects that carry higher margins and on executing projects profitably. The revision in the CWC cost estimate resulted in contract costs in excess of contract revenue. Contract estimated costs were increased due to delays in the civil works installation as approximately 30 sites were damaged by monsoons. Also, the CWC contract is the first significant project that has been executed by our India Operations. Due to a lack of experience on projects of this size, warranty costs (the costs to maintain the 168 stations for a period of two years from systems acceptance) were underestimated. Although the contract estimated costs increased due to the reasons discussed above, the CWC contract is profitable. After expiration of the two year warranty period, we will maintain the 168 sites under a four-year maintenance contract.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased to $1,617,118 in 2007 from $1,448,181 in 2006, an increase of $168,937 or 12%. The Company experienced increases in selling and marketing activities due to the addition of two new domestic salesmen who were not with the Company in the prior year, in legal costs due to a lawsuit which the Company has filed against its former Vice President of the Hydrological Services Division and a former HSD employee and in letter of credit costs due to a performance bond that was provided to the Afghanistan Ministry of Energy and Water as security on the contract.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased to $584,861 in 2007 from $731,729 in 2006, a decrease of $146,868 or 20%. We incurred significant subcontractor expenses in 2006 relating to the development of our next generation Xpert/XLite Datalogger. The contractor tasks have been completed and we anticipate that the next generation Xpert/XLite Datalogger will be released to production in the second quarter of 2007. Our SatLink2 Transmitter/Logger, our Xpert/XLite Dataloggers, our Water Level Sensors and our Tides Systems are the primary components of our hydrometeorological systems and we are continuously improving these products as well as developing new products in order to maintain and improve our competitive position.

INTEREST INCOME AND EXPENSE, NET

Due to the Company's cash position, the Company did not use its line of credit during the six months ended June 30, 2007 except on one occasion. The Company had net interest income in 2007 of $49,148 as compared to net interest income of $25,599 in 2006.

INCOME TAXES

Income taxes decreased 51% in 2007 to $199,000 from $406,000 in 2006 due to the decrease in operating income. Taxes as a percentage of revenue were 2.7% in 2007 as compared to 4.8% in 2006. The provisions for income taxes represent effective tax rates of approximately 31.5% in 2007 and 31.9% in 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash equivalents were $628,247 at June 30, 2007 compared to $1,539,032 at December 31, 2006. Working capital increased to $10,034,367 at June 30, 2007 compared with $9,504,822 at December 31, 2006.

Net cash used by operating activities was $101,684 for the six months ended June 30, 2007 as compared to cash used by operating activities of $157,499 for the six months ended June 30, 2006. The decrease is primarily due to the decrease in net income.

Net cash used by investing activities was $853,041 for the six months ended June 30, 2007 as compared to cash used by investing activities of $16,891 for the six months ended June 30, 2006, and was primarily due to an increase in restricted cash that secured a bank guarantee to the Central Water Commission of India for the delivery of contract equipment. We anticipate that the bank guarantee will be released in October 2007.

Net cash provided by financing activities was $50,187 for the six months ended June 30, 2007 as compared to net cash used by financing activities of $6,078 for the six months ended June 30, 2006 due to the exercise of employee stock options.

We have a revolving credit facility of $3,000,000 with BB&T Bank. We are permitted to borrow based on accounts receivable and inventory according to pre-established criteria. The credit facility expires on August 5, 2007 and is secured by substantially all assets of the Company. Borrowings bear interest at the bank's prime rate. During the first six months of 2007, there was one borrowing on the line of credit.

We frequently bid on and enter into international contracts that require bid and performance bonds. At June 30, 2007 and December 31, 2006, a commercial bank had issued standby letters of credit in the amount of $1,698,776 and $532,300 that served as either bid or performance bonds. The amount available to borrow under the line of credit was reduced by these amounts.

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

ITEM 3. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2007, the end of the fiscal period covered by this report on Form 10-QSB. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(B) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 22, 2007, we filed a lawsuit in the United States District Court, Alexandria, Virginia Division, against Stephen Tarte, the former Vice President of the Hydrological Services Division, and Patricia Diaz, a former HSD employee for violation of their Conflict of Interest and Non-Competition agreements. Damages sought in the lawsuit are $3,000,000. We believe that an award from this lawsuit is possible however we are unable to estimate the amount.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 16, 2007, an Annual Meeting of Shareholders of Sutron Corporation was held. Directors elected at the meeting were Raul S. McQuivey, Daniel W. Farrell, Robert F. Roberts, Jr., Andrew D. Lipman and Thomas R. Porter. Thompson, Greenspon & Co., P.C. was appointed as independent accountants for 2007. The election of directors and the appointment of the independent accountants were the only matters voted upon at the meeting. The number of shares eligible to vote at the meeting was 4,512,884. The results of the voting on these matters are shown below.

1. Election of Directors

   Name                       Votes For          Votes Withheld
   ----                       ---------          --------------
   Raul S. McQuivey           3,790,647               4,200
   Daniel W. Farrell          3,790,647               4,200
   Robert F. Roberts, Jr.     3,790,647               4,200
   Andrew D. Lipman           3,790,647               4,200
   Thomas R. Porter           3,790,647               4,200

2. Appointment of Thompson, Greenspon & Co., P.C. as Independent Accountants.

   For                 Against          Abstain
   ---                 -------          -------
   3,790,247            4,500             100

ITEM 6. EXHIBITS

10.11 Stock Option Agreement between The Company and Andrew D. Lipman dated May 16, 2007

10.12 Stock Option Agreement between The Company and Thomas R. Porter dated May 16, 2007

10.13 Stock Option Agreement between The Company and Robert F. Roberts, Jr. dated May 16, 2007

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


                                        Sutron Corporation
                                        (Registrant)


August 13, 2007                         /s/ Raul S. McQuivey
-------------------                     -------------------------
Date                                    Raul S. McQuivey
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


August 13, 2007                         /s/ Sidney C. Hooper
-------------------                     -------------------------
Date                                    Sidney C. Hooper
                                        Chief Financial Officer and Treasurer
                                        (Principal Accounting Officer)