Form 10QSB
period 2007-09-30
SUTRON CORP
filed 2007-11-14
CIK 728331

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

                For the quarterly period ended September 30, 2007

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

There were 4,515,632 outstanding shares of the issuer's only class of common equity, Common Stock, $0.01 par value, on September 30, 2007.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]
================================================================================

                               SUTRON CORPORATION
                          FORM 10-QSB QUARTERLY REPORT
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2007

                                TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements                                               2

          Condensed Consolidated Balance Sheet as of September 30,
          2007 and December 31, 2006                                         2

          Condensed Consolidated Statements of Operations for the
          Three Months Ended September 30, 2007 and 2006                     3

          Condensed Consolidated Statements of Operations for the
          Nine Months Ended September 30, 2007 and 2006                      4

          Condensed Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 2007 and 2006                      5

          Financial Footnotes                                                6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                8

Item 3.   Controls and Procedures                                           14

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                 14

Item 6.   Exhibits                                                          14

Signatures                                                                  15

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               SUTRON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                          2007           2006
                                                      -----------   -----------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                        $ 2,583,293   $ 1,539,032
     Restricted cash and cash equivalents                  57,251       138,233
     Accounts receivable                                6,371,583     6,835,751
     Inventory                                          4,517,455     3,402,017
     Prepaid items and other assets                       619,180       530,720
     Deferred income taxes                                314,000       333,000
                                                      -----------   -----------
          Total current assets                         14,462,762    12,778,753

PROPERTY AND EQUIPMENT, AT COST                         3,449,411     3,361,159
Less: Accumulated depreciation and amortization        (2,909,691)   (2,740,941)
                                                      -----------   -----------
     Property and equipment, net                          539,720       620,218
OTHER ASSETS                                              102,024        50,576
                                                      -----------   -----------
         TOTAL ASSETS                                 $15,104,506   $13,449,547
                                                      ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                 $ 1,764,201   $ 1,398,285
     Accrued payroll                                      257,911       317,974
     Other accrued expenses                             1,165,225     1,506,950
     Notes payable - current                               41,209        50,722
                                                      -----------   -----------
       Total current liabilities                        3,228,546     3,273,931

LONG-TERM LIABILITIES
     Notes payable, net of current maturities               6,232        37,678
     Deferred income taxes                                101,000       129,000
                                                      -----------   -----------
       TOTAL LONG-TERM LIABILITIES                        107,232       166,678
                                                      -----------   -----------
       TOTAL LIABILITIES                                3,335,778     3,440,609
                                                      -----------   -----------

STOCKHOLDERS' EQUITY
     Common stock                                          45,157        44,946
     Additional paid-in capital                         2,697,141     2,559,281
     Retained earnings                                  9,069,590     7,417,878
     Accumulated other comprehensive (loss) income        (43,160)      (13,167)
                                                      -----------   -----------
       TOTAL STOCKHOLDERS' EQUITY                      11,768,728    10,008,938
                                                      -----------   -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $15,104,506   $13,449,547
                                                      ===========   ===========

See accompanying notes.

                                SUTRON CORPORTION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                           2007         2006
                                                        ----------   ----------
NET SALES AND REVENUES                                  $6,607,220   $4,783,365

Cost of sales and revenues                               3,516,248    3,271,071
                                                        ----------   ----------
               GROSS PROFIT                              3,090,972    1,512,294
                                                        ----------   ----------

Operating expenses:
     Selling, general and administrative expenses          806,463      668,572
     Research and development expenses                     355,842      286,497
                                                        ----------   ----------
               Total operating expenses                  1,162,305      955,069
                                                        ----------   ----------

               OPERATING INCOME                          1,928,667      557,225

Interest income (expense), net                              24,668       26,466
                                                        ----------   ----------

                INCOME BEFORE INCOME TAXES               1,953,335      583,691

Income tax expense (benefit)                               735,000      213,000
                                                        ----------   ----------
NET INCOME                                              $1,218,335   $  370,691
                                                        ==========   ==========

NET INCOME PER SHARE:

               Basic income per share                   $      .27   $      .09
                                                        ==========   ==========

               Diluted income per share                 $      .24   $      .07
                                                        ==========   ==========

See accompanying notes.

                                SUTRON CORPORTION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          2007          2006
                                                      -----------   -----------
NET SALES AND REVENUES                                $13,971,836   $13,280,647

Cost of sales and revenues                              8,095,655     8,287,681
                                                      -----------   -----------
               GROSS PROFIT                             5,876,181     4,992,966
                                                      -----------   -----------

Operating expenses:
     Selling, general and administrative expenses       2,423,581     2,168,943
     Research and development expenses                    940,704     1,018,226
                                                      -----------   -----------
               Total operating expenses                 3,364,285     3,187,169
                                                      -----------   -----------

               OPERATING INCOME                         2,511,896     1,805,797

Interest income (expense), net                             73,816        52,065
                                                      -----------   -----------

               INCOME BEFORE INCOME TAXES               2,585,712     1,857,862

Income taxes                                              934,000       619,000
                                                      -----------   -----------
NET INCOME                                            $ 1,651,712   $ 1,238,862
                                                      ===========   ===========

NET INCOME PER SHARE:

               Basic income per share                 $       .37   $       .29
                                                      ===========   ===========

               Diluted income per share               $       .33   $       .25
                                                      ===========   ===========

See accompanying notes.

                                SUTRON CORPORTION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          2007          2006
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                       $ 1,651,712   $ 1,238,862
     Noncash items included in net income:
         Depreciation and amortization                    168,750       180,000
         Stock option compensation                         59,620        21,316
         Deferred income taxes                             (9,000)      (29,000)
     Changes in current assets and liabilities:
            Accounts receivable                           464,168    (2,256,029)
            Inventory                                  (1,115,438)     (879,441)
            Prepaid items and other assets               (139,908)      227,438
            Accounts payable                              365,916       451,653
            Accrued expenses                             (401,788)      486,561
                                                      -----------   -----------
Net Cash Provided (Used) by Operating Activities        1,044,032      (558,640)
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Restricted cash and cash equivalents                  80,982       106,817
     Purchase of property and equipment                   (88,252)     (117,843)
                                                      -----------   -----------
Net Cash Provided (Used) by Investing Activities           (7,270)      (11,026)
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on notes payable                            (40,959)      (38,082)
     Proceeds from stock options exercised                 78,451        16,570
                                                      -----------   -----------
Net Cash Provided (Used) by Financing Activities           37,492       (21,512)
                                                      -----------   -----------

Effect of exchange rate changes on cash                   (29,993)        3,168

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    1,044,261      (588,010)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        1,539,032     1,861,627
                                                      -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 2,583,293   $ 1,273,617
                                                      ===========   ===========

CASH PAID DURING THE PERIOD FOR:
     Interest                                         $        40   $     2,210
                                                      ===========   ===========
     Income taxes paid (received)                     $   479,963   $   474,566
                                                      ===========   ===========

See accompanying notes

                               SUTRON CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

                               SEPTEMBER 30, 2007

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Sutron Corporation (the "Company") was incorporated on December 30, 1975, under the General Laws of the Commonwealth of Virginia. The Company operates from its headquarters located in Sterling, Virginia. The Company has several sales offices located throughout the United States, a branch office in India and a wholly owned subsidiary in India. The Company is a leading provider of real-time data collection and control products, systems software and professional services in the hydrological, meteorological and oceanic monitoring markets. The Company's principal products include data loggers, satellite transmitters/loggers, water level and meteorological sensors, tides systems and systems application software. Customers consist of a diversified base of Federal, state, local and foreign government agencies, universities and engineering and hydropower companies.

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

Effective January 1, 2006, the Company adopted SFAS No. 123R ACCOUNTING FOR STOCK BASED COMPENSATION (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is being applied on the modified prospective transition method and therefore the Company has not restated results for prior periods. The financial statements for the three months and nine months ended September 30, 2007 recognize compensation cost for the portion of outstanding awards which have vested during the period. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. For the three and nine months ended September 30, 2007, total stock-based compensation expense of $18,811 and $59,620 was included in operating expenses as compared to stock-based compensation of $11,006 and $21,316 for the three and nine months ended September 30, 2006. The weighted average fair value of options granted during the three months and nine months ended September 30, 2007 was calculated using the Black-Scholes option pricing model with the following valuation assumptions and weighted average fair value as follows:

                                                          Periods Ended
                                                        September 30, 2007
                                                    ---------------------------
                                                    Three Months    Nine Months
                                                    ------------    -----------
       Weighted average fair value of grants            $7.60           $7.06
       Expected volatility                                30%             30%
       Dividend yield                                       0               0
       Risk-free interest rate                          5.16%           4.50%
       Expected term in years                           10.00           10.00

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

The following table summarizes stock option activity under the Stock Option Plans for the nine months ended September 30, 2007:

                                    Number of   Weighted Avg.  Number of Options
                                     Shares    Exercise Price     Exercisable
                                    --------------------------------------------
Balance - December 31, 2006          554,333       $1.13            554,333
                                                                   =========
     Granted                          65,000        7.06
     Exercised                        21,081        3.72
     Canceled                          5,000        7.60
                                    --------------------------------------------
Balance - September 30, 2007         593,252       $1.51            593,252
                                    ============================================

4. EARNINGS PER SHARE

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock.

                                                Three Months Ended September 30,
                                                       2007           2006
                                                 ------------------------------
Net income                                          $1,218,335       $370,691
                                                 ==============================
Shares used in calculation of income per share:
     Basic                                           4,515,632      4,319,551
          Effect of dilutive options                   554,367        654,925
                                                 ==============================
     Diluted                                         5,069,999      4,974,476
                                                 ==============================
Net income per share:
     Basic                                                $.27           $.09
                                                 ==============================
     Diluted                                              $.24           $.07
                                                 ==============================

                                                 Nine Months Ended September 30,
                                                       2007           2006
                                                 ------------------------------
Net income                                          $1,651,712     $1,238,862
                                                 ==============================
Shares used in calculation of income per share:
     Basic                                           4,509,864      4,309,002
          Effect of dilutive options                   554,367        654,925
                                                 ==============================
     Diluted                                         5,064,231      4,963,927
                                                 ==============================
Net income per share:
     Basic                                                $.37           $.29
                                                 ==============================
     Diluted                                              $.33           $.25
                                                 ==============================

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

Overview

Our primary focus is to provide real-time systems solutions, including equipment, software, and services, to our customers in the areas of hydrological monitoring and control, meteorological monitoring including airport weather systems and oceanic monitoring. We design, manufacture and market these products and services to a diversified customer base consisting of federal, state, local and foreign governments, universities and engineering and hydropower companies. Our products and services enable these entities to monitor and collect hydrological, meteorological and oceanic data for the management of critical water resources, for early warning of potentially disastrous floods, storms or tsunamis, for the optimization of hydropower plants and for providing real-time weather conditions at airports.

Our key products are the SatLink2 Transmitter/Logger, Xpert/XLite dataloggers, Accububble Self-Contained Bubbler, Accubar Pressure Sensor, Tides Systems and XConnect Systems Software. These are the essential components of most systems and are provided to customers as off-the-shelf equipment or as part of a custom system. The SatLink2 is a key product because it functions both as a transmitter and logger. It is a price-effective solution for small systems that do not require a significant number of sensors or communications options. The Xpert and XLite are more powerful dataloggers that have significantly more logging capability and communications options than the SatLink2. Our Tides Systems are the only National Ocean Survey approved tides monitoring system in the United States.

We are a project driven company and our operating results vary significantly by quarter. We anticipate that we will continue to experience significant quarterly fluctuations in our revenues due to the timing of significant project awards that are difficult to project. Operating results will depend not only upon the timing of project awards but also upon the mix of products and services. International sales constitute a significant portion of our revenues, but are difficult to project. We are aware of many significant international opportunities. We expect international revenues to grow as a percentage of our total business. We expect our sales and marketing, research and development and general and administrative expenses to increase moderately in 2007 as compared to 2006.

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

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

                                                     Three Months Ended September 30,
                                                  2007       2007       2006       2006
                                               ----------   ------   ----------   ------
Net sales and revenues                         $6,607,220   100.0%   $4,783,365   100.0%
Cost of sales and revenues                      3,516,248    53.2     3,271,071    68.4
                                               ----------   -----    ----------   -----
Gross profit                                    3,090,972    46.8     1,512,294    31.6

Selling, general and administrative expenses      806,463    12.2       668,572    14.0
Research and development expenses                 355,842     5.4       286,497     6.0
                                               ----------   -----    ----------   -----
Operating income                                1,928,667    29.2       557,225    11.6
                                               ----------   -----    ----------   -----
Interest (income) expense                          24,668      .4        26,466      .6
                                               ----------   -----    ----------   -----
Income before  income taxes                     1,953,335    29.5       583,691    12.2
Income taxes (benefit)                            735,000    11.1       213,000     4.4
                                               ----------   -----    ----------   -----
Net income                                     $1,218,335    18.4%   $  370,691     7.8%
                                               ==========   =====    ==========   =====

NET SALES AND REVENUES

The Company's net sales and revenues for the three months ended September 30, 2007 increased 38% to $6,607,220 from $4,783,365 in 2006 due to increased international revenues. Overall domestic revenues decreased 19% to $2,903,386 in the third quarter of 2007 versus $3,598,055 in 2006 while international revenues increased 212% to $3,703,834 in 2007 versus $1,185,310 in 2006, primarily due to increased revenue from shipments of water level monitoring equipment totaling approximately $956,000 to customers in China for the Three Gorges Dam project and from shipments of water level, snow, rainfall and water quality monitoring equipment totaling approximately $2,223,000 to Washington International Group for to the Iraq Ministry of Water Resources. Net sales and revenues are broken down between the Company's operating divisions or profit centers which include the HydroMet Products Division, the Integrated Services Division which includes Special Projects, the Hydrological Services Division, Airport Weather Systems Division and Sutron India Operations.

The HydroMet Products Division, which is responsible for sales of standard products, had a net sales and revenue increase of 40% to $3,183,025 from $2,281,695 in 2006. Standard product revenues were higher in 2007 due to the shipments to China for the Three Gorges Dam project. Integrated Systems Division net sales and revenues increased 60% to $2,592,340 from $1,615,343 in 2006 due primarily to the supply of equipment to Washington International Group for the Iraq Ministry of Water Resources. Net sales and revenues from the Hydrological Services Division increased 39% to $644,861 from $463,254 in 2006 due to an increase in project deliveries. Airport Weather Systems Division net sales and revenues were $0 for the third quarters of both 2007 and 2006. Sutron India Operations had a net sales and revenue decrease of 56% to $186,994 from $423,073 in 2006 due to the Central Water Commission (CWC) of India contract being near completion.

Customer orders for the third quarter of 2007 were approximately $4,886,000 as compared to approximately $6,187,000 in 2006.

COST OF SALES AND REVENUES

Cost of sales as a percentage of revenues was 53.2% for the quarter ended September 30, 2007 as compared to 68.4% for the quarter ended September 30, 2006. The decrease in cost of sales is attributed to changes in the product mix that resulted in higher equipment sales and decreased project work. The shipments to China for the Three Gorges Dam project and to Washington International Group had high content of standard products. In 2006, the Company had higher costs of sales due to project work with higher labor content including contracts with the Central Water Commission of India and Prime Controls. Cost of sales for both 2007 and 2006 include provisions for inventory obsolescence, physical inventory adjustments and inventory valuation adjustments. The Company continually pursues product cost reductions through continual review of procurement sourcing, product value engineering and improvements in manufacturing processes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased to $806,463 in 2007 from $668,572 in 2006, an increase of $137,891 or 21%. The Company experienced increases in selling and marketing activities due to the addition of two new domestic salesmen who were not with the Company in the prior year, in legal costs due to a lawsuit which the Company has filed against its former Vice President of the Hydrological Services Division and another former employee and in letter of credit costs due to a performance bond that was provided to the Afghanistan Ministry of Energy and Water as a performance security on the contract.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased to $355,842 in 2007 from $286,497 in 2006, an increase of $69,345 or 24%. Product development expenses increased in 2007 due to higher costs relating to the development of several new products and the release of the new Radar Level Recorder and Continuous Flow Bubbler. Dataloggers and water level sensors are the primary components of hydro-meteorological systems and we are continuously improving these products as well as developing new products in order to maintain and improve our competitive position.

INTEREST INCOME AND EXPENSE, NET

Due to the Company's cash position, the Company did not use its line of credit during the third quarter of 2007. The Company had net interest income in 2007 of $24,668 as compared to net interest income of $26,466 in 2006.

INCOME TAXES

Income taxes increased 245% in 2007 to $735,000 from $213,000 in 2006. Taxes as a percentage of revenue were 11.1% in 2007 as compared to 4.4% in 2006. The provisions for income taxes represent effective tax rates of approximately 37.6% in 2007 and 36.5% in 2006, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

                                                         Nine Months Ended September 30,
                                                      2007       2007        2006      2006
                                                  -----------   ------   -----------  ------
Net sales and revenues                            $13,971,836   100.0%   $13,280,647   100.0%
Cost of sales and revenues                          8,095,655    57.9      8,287,681    62.4
                                                  -----------   -----    -----------   -----
Gross profit                                        5,876,181    42.1      4,992,996    37.6

Selling, general and administrative expenses        2,423,581    17.4      2,168,943    16.3
Research and Development expenses                    940,704      6.7      1,018,226     7.7
                                                  -----------   -----    -----------   -----
Operating income                                    2,511,896    18.0      1,805,797    13.6
                                                  -----------   -----    -----------   -----
Interest (income) expense                              73,816      .5         52,065      .4
                                                  -----------   -----    -----------   -----
Income before  income taxes                         2,585,712    18.5      1,857,862    14.0
Income taxes (benefit)                                934,000     6.7        619,000     4.7
                                                  -----------   -----    -----------   -----
Net income                                        $ 1,651,712    11.8%   $ 1,238,862     9.3%
                                                  ===========   =====    ===========   =====

NET SALES AND REVENUES

The Company's net sales and revenues for the nine months ended September 30, 2007 increased 5% to $13,971,836 from $13,280,647 in 2006. Overall domestic revenues increased 2% to $8,590,425 in 2007 versus $8,396,937 in 2006 while international revenues increased 10% to $5,381,411 in 2007 versus $4,883,710 in 2006. Net sales and revenues are broken down between the Company's operating divisions or profit centers which include the HydroMet Products Division, the Integrated Services Division which includes Special Projects, the Hydrological Services Division, Airport Weather Systems Division and Sutron India Operations.

The HydroMet Products Division had a revenue increase of 32% to $7,450,797 from $5,647,001 in 2007 due to an increase due to increased domestic shipments of SatLink2 Transmitter/Loggers, Water Level Sensors and Accessories and due to the shipment of water level monitoring stations to China for the Three Gorges Dam project. Integrated Systems Division revenues decreased 3% to $4,222,476 from $4,342,294 in 2006 due to decreased domestic project revenues that were partially offset by higher international project revenues. Revenues from the Hydrological Services Division decreased 12.8% to $1,625,059 from $1,864,540 in 2006 due to decreased project activity. Airport Weather Systems Division revenues decreased to $75,425 in 2007 as compared to $114,985 in 2006. Sutron India Operations had a net sales and revenue decrease of 54% to $598,080 from $1,311,826 in 2006 due to the Central Water Commission (CWC) of India contract being near completion and major contract expenditures being completed in prior periods.

Customer orders or bookings for 2007 were approximately $20,689,000 as compared to approximately $14,389,000 in 2006. The Company's backlog of orders at September 30, 2007 was approximately $10,275,000 which includes the modification of work orders and cancellation of contract funding that was not realized for Hydrological Systems Division contracts issued in prior years that totaled approximately $1,379,000. The backlog total as of September 30, 2006 was approximately $11,948,000. The Company anticipates that approximately 50% of its backlog as of September 30, 2007 will be shipped in 2007.

COST OF SALES AND REVENUES

Cost of sales as a percentage of revenues was 57.9% in 2007 as compared to 62.4% in 2006. The decrease in cost of sales is attributed to changes in the product mix that resulted in higher product sales and decreased project work. Projects do not normally carry as high margins as stand-alone products. The shipments to China for the Three Gorges Dam project and to Washington International Group had high content of standard products. In 2006, the Company had higher costs of sales due to project work with higher labor content including contracts with the Central Water Commission of India and Prime Controls.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased to $2,423,581 in 2007 from $2,168,943 in 2006, an increase of $254,638 or 12%. The Company experienced increases in selling and marketing activities due to the addition of two new domestic salesmen who were not with the Company in the prior year, in legal costs due to a lawsuit which the Company has filed against its former Vice President of the Hydrological Services Division and a former HSD employee and in letter of credit costs due to a performance bond that was provided to the Afghanistan Ministry of Energy and Water as security on the contract.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased to $940,704 in 2007 from $1,018,226 in 2006, a decrease of $77,522 or 9%. Significant subcontractor expenses were incurred in 2006 relating to the development of our next generation Xpert/XLite Dataloggers which were released to production in the third quarter of 2007. Our SatLink2 Transmitter/Logger, our Xpert/XLite Dataloggers, our Water Level Sensors and our Tides Systems are the primary components of our hydro-meteorological systems and we are continuously improving these products as well as developing new products in order to maintain and improve our competitive position.

INTEREST INCOME AND EXPENSE, NET

Due to the Company's cash position, the Company did not use its line of credit during the nine months ended September 30, 2007 except on one occasion. The Company had net interest income in 2007 of $73,816 as compared to net interest income of $52,065 in 2006.

INCOME TAXES

Income taxes increased 51% in 2007 to $934,000 from $619,000 in 2006 due to the increase in operating income. Taxes as a percentage of revenue were 6.7% in 2007 as compared to 4.7% in 2006. The provisions for income taxes represent effective tax rates of approximately 36.1% in 2007 and 33.3% in 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $2,583,293 at September 30, 2007 compared to $1,539,032 at December 31, 2006. Working capital increased to $11,234,216 at September 30, 2007 compared with $9,504,822 at December 31, 2006.

Net cash provided by operating activities was $1,044,032 for the nine months ended September 30, 2007 as compared to cash used by operating activities of $558,640 for the nine months ended September 30, 2006. The increase is due primarily to the increase in net income and reduction in accounts receivable.

Net cash used by investing activities was $7,270 for the nine months ended September 30, 2007 as compared to cash used by investing activities of $11,026 for the nine months ended September 30, 2006, and was primarily due to a decrease in restricted cash that secured a bank guarantee to the Central Water Commission of India for the delivery of contract equipment.

Net cash provided by financing activities was $37,492 for the nine months ended September 30, 2007 as compared to net cash used by financing activities of $21,512 for the nine months ended September 30, 2006 due to the exercise of employee stock options.

We have a revolving credit facility of $3,000,000 with BB&T Bank. We are permitted to borrow based on accounts receivable and inventory according to pre-established criteria. The credit facility expires on

August 5, 2008 and is secured by substantially all assets of the Company. Borrowings bear interest at the bank's prime rate. During the first nine months of 2007, there was one borrowing on the line of credit.

We frequently bid on and enter into international contracts that require bid and performance bonds. At September 30, 2007 and December 31, 2006, a commercial bank had issued standby letters of credit in the amount of $1,730,618 and $532,300 that served as either bid or performance bonds. The amount available to borrow under the line of credit was reduced by these amounts.

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

ITEM 3. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of September 30, 2007, the end of the fiscal period covered by this report on Form 10-QSB. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(B) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Damages sought in the lawsuit are $3,000,000. We believe that an award from this lawsuit is possible however we are unable to estimate the amount or the ability to collect upon any such award.

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

                                         Sutron Corporation
                                             (Registrant)

November 13, 2007                      /s/ Raul S. McQuivey
-----------------                      ---------------------------
Date                                   Raul S. McQuivey
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


November 13, 2007                      /s/ Sidney C. Hooper
-----------------                      ---------------------------
Date                                   Sidney C. Hooper
                                       Chief Financial Officer and Treasurer
                                       (Principal Accounting Officer)