Form 10KSB
period 2007-12-31
SUTRON CORP
filed 2008-03-31
CIK 728331

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

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2007

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

Issuers' revenues for its most recent fiscal year were $18,868,101.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 27, 2008 was approximately $19,772,000 based on the closing sale price of such stock.

The number of shares outstanding of the issuers Common Stock, $.01 par value, as of March 27, 2008 was 4,530,632.

Transitional Small Business Disclosure format (check one): Yes [_]  No [X]
================================================================================

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrants' definitive proxy statement for the 2008 Annual Meeting of Shareholders, which will be filed within 120 days after the end of the year covered by this Form 10-KSB, are incorporated in Part III as set forth herein.

                               SUTRON CORPORATION
                            FORM 10-KSB ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 2007


                                TABLE OF CONTENTS

PART I
-----------   ------------------------------------------------------------------------------------------------   ----
Item 1.       Description of Business                                                                              4
Item 2.       Description of Property                                                                              9
Item 3.       Legal Proceedings                                                                                   10
Item 4.       Submission of Matters to a Vote of Security Holders                                                 10



PART II
-----------   ------------------------------------------------------------------------------------------------   ----
Item 5.       Market for Common Equity and Related Stockholder Matters and Small Business Issuer                  10
                 Purchases of Equity Securities
Item 6.       Management's Discussion and Analysis of Financial Condition and Results of Operations               12
Item 7.       Financial Statements                                                                                20
Item 8.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                37
Item 8A.      Controls and Procedures                                                                             37
Item 8A(T).   Management's Annual Report on Internal Control Over Financial Reporting                             37
Item 8B.      Other Information                                                                                   38



PART III
-----------   ------------------------------------------------------------------------------------------------   ----
Item 9.       Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)         38
                 of the Exchange Act
Item 10.      Executive Compensation                                                                              38
Item 11.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters      38
Item 12.      Certain Relationships and Related Transactions                                                      38
Item 13.      Exhibits                                                                                            38
Item 14.      Principal Accountant Fees and Services                                                              39

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

ITEM 1 - DESCRIPTION OF BUSINESS
--------------------------------

Sutron Corporation was incorporated on December 30, 1975 under the General Laws of the Commonwealth of Virginia. Our headquarters is located at 21300 Ridgetop Circle, Sterling, Virginia 20166, and the telephone number at that location is
(703) 406-2800. We maintain a worldwide web address at www.sutron.com. The information contained on our website is not incorporated by reference into this Form 10-KSB and shall not be considered a part of this Form 10-KSB.

We design, manufacture and market products and solutions that enable government and commercial entities to monitor and collect hydrological, meteorological and oceanic data for the management of critical water resources, for early warning of potentially disastrous floods, storms or tsunamis and for the optimization of hydropower plants. We provide real-time solutions and services to our customers in three areas of the hydrological, meteorological and oceanic markets. First, we provide real-time data collection and control products consisting primarily of dataloggers, satellite transmitters/loggers, water level and meteorological sensors and tides monitoring systems. Second, we provide turnkey integrated systems for hydrological and meteorological networks including airport weather systems. Third, we provide services consisting of installation, training and maintenance of hydrological and meteorological networks and other related engineering services. Our customers include a diversified base of federal, state, local and foreign governments, engineering companies, universities and hydropower companies.

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

PRINCIPAL PRODUCTS AND SERVICES
-------------------------------

HYDROMET PRODUCTS DIVISION

The Hydromet Products Division manufactures dataloggers, satellite transmitters/loggers, water level and meteorological sensors and tides monitoring systems. Dataloggers collect sensor data and transmit the data to central facilities primarily by satellite radio but also by cell phone, fiber optics or microwave. Our sensors collect hydrological and meteorological data and include a tipping bucket rain gauge, a barometric pressure sensor, a temperature sensor and differing types of water level sensors including shaft encoders, bubbler systems, submersible sensors and radar sensors. Our dataloggers can interface to sensors from other companies. We have long-standing relationships with suppliers for wind speed and wind direction, water quality, humidity and solar radiation sensors. The principal products that are manufactured by the Hydromet Products Division are described below.

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

The Main Tide Station is designed to detect a vast array of events. Sutron's Xpert Logger is a Windows device programmable to monitor multiple parameters including traditional NOS methods such as sudden water level drops and seismic sensors, or both at one time. It supports a wide variety of water level monitoring and weather instruments. The Main Tide Station provides pre-programmed support for all NOS-required tidal data processing. The Main Tide Station also supports GOES satellite and a wide variety of other telemetry methods including cell and marine phones. The tides station provides built-in surge protection for all inputs. Although designed for the tidal market, the Main Tide Station is an ideal starting point for a wide variety of highly reliable and accurate weather stations.

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

Special projects are customer funded projects for the development of specific products or systems. Special projects vary in size, complexity and duration. We received one Small Business Innovation Research (SBIR) contract in 2007. The SBIR was to continue to develop and test a prototype (preliminary design and specifications) for a "DCPI Low Power and Low Cost Command Receiver". The new DCPI (Data Collection Platform with Interrogate Capability) employing DS-CDMA RF transmission techniques will allow two-way communication through the GOES Satellite System and other geostationary satellite systems.

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

SUTRON INDIA OPERATIONS

The Sutron India Operations consist of a Branch Office that was established early in 2004 in order to comply with India tax law and to perform work on an annual maintenance contract that was received from the Central Water Commission of India (CWC) in July 2004. In February 2005, we established Sutron HydroMet Systems Private Limited, a wholly owned subsidiary, in order to bid on National tenders. The Sutron India Operations procures local goods for projects and performs systems integration, civil works construction, installation, commissioning and maintenance. The Sutron India Operations maintains over 260 remote automatic real-time hydromet monitoring stations in India under contracts with the CWC and with the Government of Andhra Pradesh.

SALES AND MARKETING
-------------------

We market our products and services domestically and internationally. Domestic sales are conducted by our internal sales staff that consists of five salaried sales personnel who are directly engaged in direct sales activities. The sales staff is assisted by two other employees in marketing and sales support functions. Internationally, we have two employees who cover the world and who work closely with our international sales network that consists of 35 resellers and agents in Canada, Latin and South America, Europe, Africa, Asia and Australia.

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

CUSTOMERS
---------

During 2007, approximately 33% of our products and services were sold to the Federal Government. Net sales and revenues in 2007 among the various agencies were as follows: Department of the Interior, 21%; Department of Commerce, 7% and Department of Defense, 5%. The revenues from the Department of the Interior were among the U.S. Geological Survey and the Bureau of Reclamation. The revenue from the Department of Defense was primarily from the U.S. Army Corps of Engineers. The revenue with the Department of Commerce were from sales of tides systems and spares to NOS and SatLink2 Transmitters to the National Data Buoy Center. The loss of any significant portion of our sales to any major customer, the loss of a single major customer or budgetary constraints of any one of our major customers could have a material adverse effect on our business and financial results.

We also performed on various contracts of foreign origin. Revenues from foreign customers amounted to approximately 40% of revenues in 2007, 36% of revenues in 2006 and 25% of revenues in 2005.

RESEARCH AND DEVELOPMENT
------------------------

During the three years ended December 31, 2007, 2006, and 2005, we incurred expenses of $1,293,207, $1,358,624, and $1,321,591 respectively, on activities relating to the development of new products and enhancements and improvements of existing products.

In 2007, we focused on enhancements to the next generation Xpert and XLite Dataloggers that were redesigned in 2006 and released to production in 2007. We also focused on the development of a radar water level sensor; a precision water level measuring instrument using radar pulses that allow measurements to be made without direct contact with the water surface. A radar water level sensor can be located on a bridge, pier or any structure over the water's surface. We anticipate that there will be significant growth in sales of radar water level sensors due to the sensor's non-contact with the water surface. We also developed a continuous flow bubbler system which operates in severe cold conditions. This sensor is critical for customers located in climates that have severe winter conditions.

We also performed work on a Small Business Innovation Research (SBIR) contract in the amount of $400 thousand that was received in 2007. The SBIR was to continue to develop and test a prototype (preliminary design and specifications) for a "DCPI Low Power and Low Cost Command Receiver". The new DCPI (Data Collection Platform with Interrogate Capability) employing DS-CDMA RF transmission techniques will allow two-way communication through the GOES Satellite System and other geostationary satellite systems.

PATENTS, TRADEMARKS, COPYRIGHTS AND AGREEMENTS
----------------------------------------------

Although we do not deem patent protection to be of significant importance to our industry, we may in the future seek patents for certain products, real-time networks, and technology as well as software products, real-time networks, and technology. Our software products and innovations may not be patentable but may be subject to automatic but limited copyright protection. We treat our products, real-time networks, technology and software as proprietary and rely on trade secret laws and internal non-disclosure safeguards rather than making our designs and processes generally available to the public by applying for patents.

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

We received an ISO 9001 certification on March 12, 1999 and an ISO 9001:2000 certification on August 13, 2003. We continued to be certified during fiscal year 2007.

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

FOREIGN OPERATIONS
------------------

We opened a branch office in New Delhi, India in December 2004. The branch office was established in order to comply with India tax law after the Advance Tax Court of India determined that we had a Permanent Establishment in India as a result of the employment of a full-time Country Manager. The branch office can perform sales and marketing and installation and maintenance activities but is restricted from bidding on domestic Indian tenders. We began the process of forming a wholly owned subsidiary in India in 2004 in order to bid on domestic India tenders. Formal approval of the wholly owned subsidiary was given in February 2005. Our India Operations procures local goods for projects and performs systems integration, civil works construction, installation, commissioning and maintenance services including maintaining over 260 remote automatic real-time hydromet monitoring stations under contracts with the CWC and with the Government of Andhra Pradesh.

EMPLOYEES
---------

As of December 31, 2007, we and our wholly owned subsidiary had a total of 95 employees, of which 94 were full time. We also from time to time employ part-time employees and hires independent contractors. Our employees are not represented by any collective bargaining agreement and we have never experienced a work stoppage. We believe that our employee relations are good.

BACKLOG
-------

At December 31, 2007, our backlog was $11,099,501 as compared with $7,269,144 at December 31, 2006. We anticipate that 66% of our 2007 year-end backlog will be shipped in 2008. An economic downturn may result in increased cancellation of orders, which could have a material adverse effect on our ability to convert our backlog into revenues.

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

No matter was submitted to a vote of security holders in the fourth quarter of 2007.


                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
-------------------------------------------------------------------------------
SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
----------------------------------------------------

MARKET INFORMATION

Our common stock trades on the Nasdaq Capital Market (formerly the Nasdaq SmallCap Market) under the symbol "STRN". The table below sets forth the high and low sales for the periods shown.

      FISCAL YEAR ENDED DECEMBER 31, 2006              HIGH          LOW
      ----------------------------------------- ------------ ------------
      First Quarter                                 $  9.70      $  7.00
      Second Quarter                                $  8.79      $  7.34
      Third Quarter                                 $  8.66      $  7.22
      Fourth Quarter                                $  8.60      $  6.67

      FISCAL YEAR ENDED DECEMBER 31, 2007
      ----------------------------------------- ------------ ------------
      First Quarter                                 $  9.85      $  6.28
      Second Quarter                                $ 10.51      $  6.20
      Third Quarter                                 $  9.60      $  8.05
      Fourth Quarter                                $ 12.94      $  8.14

The closing price of the Common Stock on March 27, 2008 was $6.84, and on that date, there were approximately 900 stockholders of record.

DIVIDENDS

We have never declared or paid a dividend on our common stock. We intend to retain future earnings to fund development and growth of our business.

RECENT SALES OF UNREGISTERED SECURITIES

There were no issuances of unregistered securities in fiscal 2007 that have not been reported previously in a quarterly report on Form 10-QSB or a current report on Form 8-K.

ISSUER PURCHASES OF EQUITY SECURITIES

No purchases of Sutron equity securities were made by or on behalf of Sutron in the fourth quarter of our fiscal year ended December 31, 2007.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes the securities authorized for issuance under equity compensation plans as of December 31, 2007:

                                  NUMBER OF         WEIGHTED
                               SECURITIES TO BE      AVERAGE
                                 ISSUED UPON     EXERCISE PRICE     NUMBER OF
                                 EXERCISE OF     OF OUTSTANDING     SECURITIES
                                 OUTSTANDING        OPTIONS,        REMAINING
                              OPTIONS, WARRANTS   WARRANTS AND    AVAILABLE FOR
                                  AND RIGHTS         RIGHTS      FUTURE ISSUANCE
                              --------------------------------------------------
Equity compensation plans
 approved by stockholders                  --               --               --

Equity compensation plans
 not approved by stockholders         583,252     $       1.65          150,667
                              --------------------------------------------------

Total                                 583,252     $       1.65          150,667
                              ==================================================

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

We are beginning fiscal year 2008 with a backlog of $11,099,501 as compared to beginning fiscal year 2007 with a backlog of $7,269,144. In 2008, we anticipate that we will continue to experience significant quarterly fluctuations in our sales and revenues. Operating results will depend upon the product mix and upon the timing of project awards. International sales, which totaled 40% of revenues for 2007, continue to constitute a more significant portion of our revenues. We are aware of many significant international opportunities and we expect international revenues to grow as a percentage of our total business. International sales are however difficult to forecast and international awards are frequently delayed due to governmental approvals. We are committed to expanding our airport weather systems although we are relatively new in this market and compete against established firms with more experience. We are also committed to growing our hydrological services however our primary customer in Florida has expanded the pool of qualified contractors on all major contracts. We therefore might receive lower contracts amounts in 2008 due to the expanded list of qualified contractors. We are committed in our ongoing sales, marketing and research and development activities to sustain and grow our sales and revenues from our products and services. We expect our sales and marketing, research and development and general and administrative expenses to increase moderately in 2008 as compared to 2007.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, certain income statement data of the Company expressed as a percentage of revenues:

                                                    Year Ended December 31,
                                               --------------------------------
                                                 2007        2006        2005
                                               --------    --------    --------
Net sales and revenues                            100.0%      100.0%      100.0%
Cost of sales and revenues                         59.5        62.1        58.3
                                               --------    --------    --------
Gross profit                                       40.5        37.9        41.7
Selling, general and administrative expenses       17.6        15.1        18.9
Research and Development expenses                   6.8         7.1         8.5
                                               --------    --------    --------
Operating income                                   16.1        15.7        14.3

                                               --------    --------    --------
Interest income (expense)                            .6          .4          .1
                                               --------    --------    --------
Income before  income taxes                        16.7        16.1        14.4
Income taxes (benefit)                              5.8         3.5         4.9
                                               --------    --------    --------
Net income                                         10.9%       12.6%        9.5%
                                               ========    ========    ========

FISCAL 2007 COMPARED TO FISCAL 2006

NET SALES AND REVENUES

Net sales and revenues for 2007 decreased 3% to $18.9 million from $19.4 million in 2006. The decrease was primarily due to decreased domestic project revenues. Revenues are reported internally by principal operating division or profit center consisting of the Hydromet Products Division, the Integrated Services Division, which includes airport weather systems and special projects that are funded R&D activities, the Hydrological Services Division and Sutron's India Operations. The Hydromet Products Division, which is responsible for sales of standard products, experienced a revenue increase of 9% to $10 million from $9.2 million in 2006. Integrated Systems revenue increased 2% to $6.3 million from $6.2 million in 2006. Revenues from the Hydrological Services Division decreased to $2.0 million from $2.2 million in 2006. Sutron's India Operations had decreased revenues of $572 thousand as compared to $1.8 million in 2006 due primarily to significant costs on a contract with the Central Water Commission to deliver, install, provide training and commission 168 rainfall monitoring stations being incurred in 2006 and therefore higher revenues being recognized in 2006 as compared to 2007.

Domestic net sales and revenues for 2007 decreased 10% to $11.3 million from $12.5 million in 2006. Net sales and revenues from standard products increased to $7.7 million in 2007 from $7.0 million in 2006 due primarily to increased sales of the SatLink 2 Transmitter/Logger. Net sales and revenues from Integrated Systems decreased to $1.6 million compared to $3.3 million in 2006, primarily due to decreased project activity. In 2006, the Company performed on various contracts totaling approximately $2.0 million with the Army Corps of Engineers in New Orleans to replace equipment that was destroyed by Hurricane Katrina. Net sales and revenues from Hydrological Services decreased to $2.0 million from $2.2 million in 2006 due to decreased project activity.

International net sales and revenues increased 9% to $7.5 million in 2007 from $6.9 million in 2006. Net sales and revenues from standard products increased to $2.3 million from $2.2 million in 2006. Net sales and revenues from Integrated Systems increased to $4.7 million from $2.9 million due primarily to revenues of $2.2 million from an order from Washington Group International to provide water level, snow, rainfall and water quality monitoring equipment to the Iraq Ministry of Water Resources. Sutron India Operations had net sales and revenues of $572 thousand as compared to $1.8 million in 2006 due to decreased project activity as the Central Water Commission project to provide 168 rainfall monitoring stations was near completion and acceptance at the end of 2007.

The Department of the Interior, the principal agencies being the US Geological Survey and the Bureau of Reclamation, was our largest customer accounting for 21% and 17% of total revenues in years 2007 and 2006, respectively. Non-federal government, commercial and international revenues represented 67% of revenues in 2007 and 59% in 2006.

COST OF SALES AND REVENUES

Cost of sales as a percentage of revenues decreased to 59.5% for 2007 compared to 62.1% for 2006. The decrease reflects changes in product mix. In 2007, our Hydromet Products Division had increased standard product revenues which enabled us to be more efficient and to recover fixed costs. Our Integrated Systems Division also helped to reduce cost of sales as they benefited from the Washington International Group order which consisted primarily of standard products. Standard products carry substantially higher margins than projects. In 2006, we had substantial project work with the Army Corps of Engineers in New Orleans that was labor intensive resulting in higher cost of sales. Our Hydrological Services Division experienced a revenue decrease that resulted in higher cost absorption and had one contract that was underbid by the former vice president of the division that resulted in substantial losses.

Cost of sales for both 2007 and 2006 include provisions for inventory obsolescence, physical inventory adjustments and inventory valuation adjustments. We continually pursue product cost reductions through continual review of procurement sourcing based on quality and cost goals, product value engineering and improvements in manufacturing processes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $3.3 million in 2007 as compared to $2.9 million in 2006. Selling, general and administrative expenses as a percentage of revenues increased to 17.6% in 2007 from 15.1% in 2006. The increased expenses were primarily due to the addition of two domestic salesmen in 2007, higher legal costs relating to a lawsuit against a former employee to recover monetary damages, SOX 404 compliance costs and higher standby letter of credit fees relating to performance bonds for various international projects.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased to $1.29 million in 2007 from $1.36 million in 2006. Research and development expenses as a percentage of revenues decreased to 6.8% in 2007 from 7.1% in 2006. In 2007, product development focused on two water level sensors. The first was a radar water level sensor which is a precision water level measuring instrument that uses radar pulses without direct contact with the water surface. The second was a continuous flow bubbler system which operates in severe cold conditions. We also continued to focus on enhancements to the Xpert and XLite dataloggers that were upgraded in 2006 and released in 2007.

INTEREST INCOME AND EXPENSE, NET

We earned net interest income of $121,448 in 2007 as compared with net interest income of $68,394 in 2006. Higher cash and cash equivalent balances were responsible for the increase in net interest income.

INCOME TAXES

Income tax expense for 2007 was $1,098,000 compared to $674,000 for 2006. The provision for income taxes for 2007 represents an effective tax rate of approximately 34% compared with 22% for 2006. In 2006, tax deductible compensation expense from the exercise of non-qualified stock options reduced income taxes by approximately $440,000 as compared to a reduction of $56,000 in 2007.

FISCAL 2006 COMPARED TO FISCAL 2005

NET SALES AND REVENUES

Net sales and revenues for 2006 increased 26% to $19.4 million from $15.4 million in 2005. The increase was primarily due to two contracts in India and contracts with the U.S. Army Corps of Engineers in New Orleans to replace equipment that was destroyed by Hurricane Katrina. Revenues are reported internally by principal operating division or profit center consisting of the Hydromet Products Division, the Integrated Services Division, which includes special projects that are funded R&D activities and airport weather systems, the Hydrological Services Division and Sutron's India Operations. The Hydromet Products Division, which is responsible for sales of standard products, experienced a revenue decline of 1% to $9.2 million from $9.3 million in 2005. Integrated Systems revenue increased 88% to $6.2 million from $3.3 million in 2005, due primarily to the aforementioned contracts in India and with the U.S. Army Corps of Engineers in New Orleans. Revenues from the Hydrological Services Division decreased to $2.2 million from $2.6 million in 2005. The Vice President of this division resigned during 2006. The division now operates under two managers, one located in our West Palm Beach office and the other in our Brandon office. Sutron's India Operations had increased revenues of $1.8 million as compared to $.2 million in 2005 due primarily to work completed on a contract with the Central Water Commission to deliver, install, provide training and commission 168 rainfall monitoring stations.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents was $5,299,904 at December 31, 2007 compared to $1,539,032 at December 31, 2006. Working capital increased to $11.6 million at December 31, 2007 compared with $9.5 million at December 31, 2006. The increase resulted from the earnings in 2007.

Net cash provided by operating activities was $3,983,274 for the year ended December 31, 2007, compared to net cash used by operating activities was $430,148 for the year ended December 31, 2006, and net cash provided by operating activities of $840,634 for the year ended December 31, 2005. The increase in net cash provided was due to a significant decrease in accounts receivable in 2007 as compared to an accounts receivable increase in 2006.

Net cash used by investing activities was $204,456 for the year ended December 31, 2007, compared to cash used by investing activities of $45,885 for the year ended December 31, 2006 and compared to cash provided by investing activities of $47,034 for the year ended December 31, 2005. The decrease in 2007 resulted primarily from the purchases of property and equipment. The decrease in 2006 resulted primarily from the purchases of property and equipment that was partially offset by a reduction in restricted cash. A decrease in restricted cash in 2005 exceeded the purchases of property and equipment.

Net cash provided by financing activities was $37,306 for the year ended December 31, 2007 due to the proceeds from the exercise of employee stock options. Net cash provided by financing activities was $164,934 for the year ended December 31, 2006 due to the proceeds from the exercise of employee stock options. Net cash used by financing activities was $53,370 for the year ended December 31, 2005 due primarily to payments on term notes.

We have a revolving credit facility of $3,000,000 with Branch Banking and Trust (BB&T). We are permitted to borrow based on accounts receivable and inventory according to pre-established criteria. The credit facility expires on August 5, 2008 and is secured by substantially all assets of the Company. Borrowings bear interest at the bank's prime rate. During 2007, there was one borrowing on the line of credit. We frequently bid on and enter into international contracts that require bid and performance bonds. At December 31, 2007 and 2006, BB&T had issued standby letters of credit in the amount of $1,652,818 and $532,300 that served as either bid or performance bonds. The amount available to borrow under the line of credit was reduced by these amounts.

Management believes that its existing cash resources, cash flow from operations and short-term borrowings on the existing credit line will provide adequate resources for supporting operations during fiscal 2008. Although there can be no assurance that our revolving credit facility will be renewed, management believes that, if needed, it would be able to find alternative sources of funds on commercially acceptable terms.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

SFAS 159. In February 2007, the Financial Account Standards Board (FASB) issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES. SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Corporation's financial condition or results of operations.

SFAS 157. In September 2006 the FASB issued its SFAS No. 157, FAIR VALUE MEASUREMENTS (SFAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles
(GAAP), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Corporation does not expect that adoption of this standard will have a material impact on its financial position, operations or cash flows.

SAB 108. In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS, which eliminates the diversity in practice surrounding the quantification and evaluation of financial statement errors. The guidance outlined in SAB 108 is effective for the Corporation in 2008 and is consistent with our historical practices for assessing such matters when circumstances have required such an evaluation. Accordingly, the Corporation does not believe that adoption of SAB 108 will have any impact on the Corporation.

ITEM 7 - FINANCIAL STATEMENTS
-----------------------------





                                SUTRON CORPORTION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Registered Public Accounting Firm                       21

Consolidated Balance Sheets at December 31, 2007 and 2006                     22

Consolidated Statements of Operations for the Years ended
  December 31, 2007, 2006 and 2005                                            23

Consolidated Statements of Stockholders' Equity for the
  Years ended December 31, 2007, 2006 and 2005                                24

Consolidated Statements of Cash Flows for the Years ended
  December 31, 2007, 2006 and 2005                                            25

Notes to Consolidated Financial Statements                                    26

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders
Sutron Corporation and Subsidiary
Sterling, Virginia

We have audited the accompanying consolidated balance sheets of Sutron Corporation and Subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sutron Corporation and Subsidiary as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.


                                             /s/ Thompson, Greenspon & Co., P.C.


Fairfax, Virginia
March 27, 2008

                        SUTRON CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS



                                                          DECEMBER 31,    DECEMBER 31,
                                                              2007            2006
                                                          ------------    ------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                            $  5,299,904    $  1,539,032
     Restricted cash and cash equivalents                      134,241         138,233
     Accounts receivable, net                                3,614,532       6,835,751
     Inventory                                               4,114,014       3,402,017
     Prepaid items and other assets                            477,754         530,720
     Deferred income taxes                                     312,000         333,000
                                                          ------------    ------------
          TOTAL CURRENT ASSETS                              13,952,445      12,778,753

PROPERTY AND EQUIPMENT, AT COST                              2,424,768       3,361,159
Accumulated depreciation and amortization                   (1,845,486)     (2,740,941)
                                                          ------------    ------------
     Property and equipment, net                               579,282         620,218
OTHER ASSETS                                                    99,308          50,576
                                                          ------------    ------------
          TOTAL ASSETS                                    $ 14,631,035    $ 13,449,547
                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                     $    823,114    $  1,398,285
     Accrued payroll                                           285,829         317,974
     Other accrued expenses                                    995,123       1,506,950
     Notes payable - current                                    38,381          50,722
     Billings in excess of costs and estimated earnings        246,448              --
                                                          ------------    ------------
          TOTAL CURRENT LIABILITIES                          2,388,895       3,273,931

LONG-TERM LIABILITIES
     Notes payable, net of current maturities                    2,075          37,678
     Deferred income taxes                                      84,000         129,000
                                                          ------------    ------------
          TOTAL LONG-TERM LIABILITIES                           86,075         166,678
                                                          ------------    ------------
          TOTAL LIABILITIES                                  2,474,970       3,440,609
                                                          ------------    ------------

STOCKHOLDERS' EQUITY
     Common stock                                               45,257          44,946
     Additional paid-in capital                              2,694,416       2,559,281
     Retained earnings                                       9,484,811       7,417,878
     Accumulated other comprehensive loss                      (68,419)        (13,167)
                                                          ------------    ------------
          TOTAL STOCKHOLDERS' EQUITY                        12,156,065      10,008,938
                                                          ------------    ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 14,631,035    $ 13,449,547
                                                          ============    ============


          See accompanying notes to consolidated financial statements.

                        SUTRON CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                    --------------------------------------------
                                                        2007            2006            2005
                                                    ------------    ------------    ------------
NET SALES AND REVENUES                              $ 18,868,101    $ 19,406,638    $ 15,434,255

COST OF SALES AND REVENUES                            11,219,321      12,055,829       8,998,869
                                                    ------------    ------------    ------------
               Gross profit                            7,648,780       7,350,809       6,435,386
                                                    ------------    ------------    ------------

OPERATING EXPENSES:
     Selling, general and administrative expenses      3,312,088       2,936,925       2,911,209
     Research and development expenses                 1,293,207       1,358,624       1,321,591
                                                    ------------    ------------    ------------
               Total operating expenses                4,605,295       4,295,549       4,232,800
                                                    ------------    ------------    ------------

               Operating income                        3,043,485       3,055,260       2,202,586

FINANCING INCOME, NET                                    121,448          68,394          22,708
                                                    ------------    ------------    ------------

               Income before income taxes              3,164,933       3,123,654       2,225,294

INCOME TAX EXPENSE                                    (1,098,000)       (674,000)       (755,000)

                                                    ------------    ------------    ------------
NET INCOME                                          $  2,066,933    $  2,449,654    $  1,470,294
                                                    ============    ============    ============

NET INCOME PER SHARE:

               Basic income per share               $        .46    $        .56    $        .34
                                                    ============    ============    ============

               Diluted income per share             $        .41    $        .51    $        .30
                                                    ============    ============    ============


          See accompanying notes to consolidated financial statements.

                        SUTRON CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

                                                                                                    Accumulated
                                                                   Additional                         Other
                                   Common           Stock           Paid-In          Retained      Comprehensive
                                   Shares          Par Value        Capital          Earnings       Income (Loss)        Total
                                --------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 2004        4,289,551     $     42,896     $  2,306,655     $  3,497,930     $      4,149      $  5,851,630
                                                                                                                      ------------
Comprehensive income:
Net income                                --               --               --        1,470,294               --         1,470,294
Cumulative translation
adjustment                                --               --               --               --           (5,820)           (5,820)
                                                                                                                      ------------
Total comprehensive
income                                                                                                                   1,464,474
                                                                                                                      ------------
Stock options exercised                5,000               50            5,575               --               --             5,625
                                --------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 2005        4,294,551           42,946        2,312,230        4,968,224           (1,671)        7,321,729
                                                                                                                      ------------
Comprehensive income:
Net income                                --               --               --        2,449,654               --         2,449,654
Cumulative translation
adjustment                                --               --               --               --          (11,496)          (11,496)
                                                                                                                      ------------
Total comprehensive
income                                                                                                                   2,438,158
                                                                                                                      ------------
Stock based compensation                  --               --           36,081               --               --            36,081
                                                                                                                      ------------
Stock options exercised              200,000            2,000          210,970               --               --           212,970
                                --------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 2006        4,494,551           44,946        2,559,281        7,417,878          (13,167)       10,008,938
                                                                                                                      ------------
Comprehensive income:
Net income                                --               --               --        2,066,933               --         2,066,933
Cumulative translation
adjustment                                --               --               --               --          (55,252)          (55,252)
                                                                                                                      ------------
Total comprehensive
income                                                                                                                   2,011,681
                                                                                                                      ------------
Stock based
compensation                              --               --           50,196               --               --            50,196
Stock options exercised               31,081              311           84,939               --               --            85,250
                                --------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 2007        4,525,632     $     45,257     $  2,694,416     $  9,484,811     $    (68,419)     $ 12,156,065
                                ==================================================================================================

          See accompanying notes to consolidated financial statements.

                        SUTRON CORPORTION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                             --------------------------------------------
                                                                 2007            2006            2005
                                                             ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $  2,066,933    $  2,449,654    $  1,470,294
  Noncash items included in net income:
     Depreciation and amortization                                208,135         206,088         209,646
     Deferred income taxes                                        (24,000)        (95,000)       (102,000)
     Stock based compensation                                      50,196          36,081              --
     (Gain) loss on disposal of property                           (7,483)             --           2,931
     Changes in current assets and liabilities:
        Accounts receivable                                     3,221,219      (3,124,325)         44,013
        Inventory                                                (711,997)       (869,493)       (161,048)
        Prepaid items and other assets                             52,966         (36,773)       (225,795)
        Accounts payable                                         (575,171)        553,774         (99,105)
        Accrued expenses                                         (543,972)        449,846        (298,302)
        Billings in excess of costs and estimated earnings        246,448              --              --
                                                             ------------    ------------    ------------
Net Cash Provided (Used) by Operating Activities                3,983,274        (430,148)        840,634
                                                             ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Restricted cash and cash equivalents                              3,992          95,142         152,647
  Purchase of property and equipment                             (176,719)       (139,074)       (111,985)
  Other assets                                                    (48,732)         (1,953)          4,372
  Proceeds from the sale of property and equipment                 17,003              --           2,000
                                                             ------------    ------------    ------------
Net Cash Provided (Used) by Investing Activities                 (204,456)        (45,885)         47,034
                                                             ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable                                       (47,944)        (48,036)        (58,995)
  Proceeds from stock options exercised                            85,250         212,970           5,625
                                                             ------------    ------------    ------------
Net Cash Provided (Used) by Financing Activities                   37,306         164,934         (53,370)
                                                             ------------    ------------    ------------

Effect of exchange rate changes on cash and cash
  equivalents                                                     (55,252)        (11,496)         (5,820)
                                                             ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            3,760,872        (322,595)        828,478
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                    1,539,032       1,861,627       1,033,149
                                                             ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                       $  5,299,904    $  1,539,032    $  1,861,627
                                                             ============    ============    ============
NONCASH INVESTING/FINANCING ACTIVITIES
  Purchase of property and equipment via issuance
     of note payable                                         $         --    $         --    $     80,152
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

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, cash equivalents include time deposits and all highly liquid debt instruments with original maturities of three months or less. Interest paid approximated $200 for the years ended December 31, 2007, 2006 and 2005. Income taxes paid approximated $683,000, $663,000 and $1,292,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Foreign income tax paid approximated $40,000, $74,000 and $24,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

RESTRICTED CASH

For the years ended December 31, 2007 and 2006, the Corporation submitted contract proposals that require bid bonds or bank guarantees. At December 31, 2007 and 2006, $134,241 and $48,753, respectively, of the cash and cash equivalents balance is restricted for these bid bonds. At December 31, 2006, $89,480 is restricted for protest bonds.

ACCOUNTS RECEIVABLE

Based on management's evaluation of uncollected accounts receivable at the end of each year, bad debts are provided for utilizing the allowance method. The allowance for doubtful accounts as of December 31, 2007 and 2006 approximate $59,000 and $107,000, respectively. At December 31, 2007 and 2006, the Corporation's investment in accounts 90 days or more past due is $1,070,808 and $1,030,402, respectively, net of contract retainages.

INVENTORY

Inventory is stated at the lower of cost or market. Electronic components costs, work in process and finished goods costs consist of materials, labor and overhead and are recorded at a standard cost that approximates the average cost method. The Company provides allowances on inventories for any material that has become obsolete or may become unsaleable based on estimates of future demand and sale price in the market. The allowance for obsolete or unsaleable inventory as of December 31, 2007 and 2006 approximate $635,000 and $504,000, respectively.

PROPERTY AND EQUIPMENT

Equipment is recorded at cost and depreciated over their estimated useful lives, ranging from three to seven years, using the straight-line method for financial statement purposes, and the straight-line and accelerated methods for income tax purposes. Expenditures for maintenance, repairs, and improvements that do not materially extend the useful lives of the assets are charged to earnings as incurred. When items of property and equipment are disposed of, the cost of the asset and the related accumulated depreciation are removed from the accounts. Any gain or loss resulting from the removal from service is taken into the current period earnings.

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

CAPITAL

The Company has 12,000,000, $.01 par value, shares authorized. There were 4,525,632 shares issued and outstanding at December 31, 2007, 4,494,551 shares issued and outstanding at December 31, 2006 and 4,294,551 shares issued and outstanding at December 31, 2005.

FOREIGN CURRENCY TRANSLATION

Results of operations for the Company's foreign branch office and foreign wholly-owned subsidiary are translated from the designated functional currency to the U.S. dollar using average exchange rates during the period, while assets and liabilities of the foreign branch office and foreign wholly-owned subsidiary are translated at the exchange rate in effect at the reporting date. Resulting gains or losses from translating foreign currency financial statements are included in other comprehensive income (loss), net of any related tax effect.

FINANCIAL INSTRUMENTS

The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable, other accrued expenses, and short term notes payable approximate their carrying amounts in the financial statements. Based on the borrowing rates currently available to the Company for debt with similar maturity dates and collateral, the estimated fair value of long-term debt is $2,000 and $38,000 at December 31, 2007 and 2006, respectively.

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

STOCK COMPENSATION PLANS

Effective January 1, 2006, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), SHARED-BASED PAYMENT, (SFAS 123(R)), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. Additionally, the Corporation follows the Securities and Exchange Commission's Staff Accounting Bulletin No. 107, SHARE-BASED PAYMENT (SAB 107), issued in March 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. The Corporation adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, share-based compensation expense recognized during the year ended December 31, 2007 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, the Corporation's consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R).

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

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 159. In February 2007, the Financial Account Standards Board (FASB) issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES. SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Corporation's financial condition or results of operations.

SFAS 157. In September 2006 the FASB issued its SFAS No. 157, FAIR VALUE MEASUREMENTS (SFAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles
(GAAP), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Corporation does not expect that adoption of this standard will have a material impact on its financial position, operations or cash flows.

SAB 108. In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS, which eliminates the diversity in practice surrounding the quantification and evaluation of financial statement errors. The guidance outlined in SAB 108 is effective for the Corporation in 2008 and is consistent with our historical practices for assessing such matters when circumstances have required such an evaluation. Accordingly, the Corporation does not believe that adoption of SAB 108 will have any impact on the Corporation.


2.  ACCOUNTS RECEIVABLE

Accounts receivable at December 31, consists of the following:

                                                 2007             2006
                                             ------------     ------------
Current                                      $  2,647,063     $  5,185,171
Costs in excess of billings and
  estimated earnings                              761,207        1,294,443
Contract retainage                                206,262          356,137
                                             ------------     ------------
       Totals                                $  3,614,532     $  6,835,751
                                             ============     ============

3.  INVENTORY

Inventory consists of the following at December 31:

                                                 2007             2006
                                             ------------     ------------
Electronic components                        $  1,639,015     $  1,593,899
Work in process                                 1,556,321        1,407,541
Finished goods                                    918,678          400,577
                                             ------------     ------------
       Totals                                $  4,114,014     $  3,402,017
                                             ============     ============

4.  PROPERTY AND EQUIPMENT

A summary of property and equipment at December 31 is as follows:

                                                 2007             2006
                                             ------------     ------------
Furniture, fixtures and equipment            $  1,949,776     $  2,867,053
Vehicles                                          364,134          400,271
Leasehold improvements                            110,858           93,835
                                             ------------     ------------
       Totals                                $  2,424,768     $  3,361,159
                                             ============     ============

Accumulated depreciation and amortization at December 31, is as follows:

                                                 2007             2006
                                             ------------     ------------
Furniture, fixtures and equipment            $  1,543,053     $  2,469,562
Vehicles                                          256,136          228,964
Leasehold improvements                             46,297           42,415
                                             ------------     ------------
       Totals                                $  1,845,486     $  2,740,941
                                             ============     ============

Depreciation and amortization expense totaled $208,135, $206,088and $209,646 for the years ended December 31, 2007, 2006 and 2005, respectively.

5.  LINE OF CREDIT

The Company has a $3,000,000 line of credit with a commercial bank. The line of credit is collateralized by substantially all of the assets of the Company and expires August 2008. Under the terms of the line of credit, the Company is required to maintain certain financial covenants. Interest is charged at the bank's prime rate and is payable monthly. There was no balance outstanding at December 31, 2007 or 2006.

The Company frequently bids on and enters into international contracts that require bid and performance bonds. At December 31, 2007 and 2006, a commercial bank had issued standby letters of credit in the amount of $1,652,818 and $532,300 that served as either bid or performance bonds. The amount available under the line of credit is reduced by this amount.

6.  OTHER ACCRUED EXPENSES

Components of other accrued expenses consist of the following at December 31:

                                                 2007             2006
                                             ------------     ------------
Accrued vacation pay                         $    218,278     $    182,980
Accrued profit sharing                                 --          100,000
Accrued warranty costs                            226,000          288,000
Customer advance payments                         224,972          907,133
Federal income taxes payable                      303,015               --
Other accruals                                     22,858           28,837
                                             ------------     ------------
       Totals                                $    995,123     $  1,506,950
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

Balance as of December 31, 2005              $    288,000
   Reserve adjustment                                  --
                                             ------------
Balance as of December 31, 2006                   288,000
   Reserve adjustment                             (62,000)
                                             ------------
Balance as of December 31, 2007              $    226,000
                                             ============

8.  NOTES PAYABLE

Notes payable consist of the unpaid balances of notes from various finance companies for vehicle acquisitions and are secured by the underlying vehicles. Monthly installments range from $259 to $800 and include interest from 0 percent to 5.61 percent. The balances outstanding at December 31 are as follows:

                                                 2007             2006
                                             ------------     ------------
Long-term maturities                         $      2,075     $     37,678
Current maturities                                 38,381           50,722
                                             ------------     ------------
          Totals                             $     40,456     $     88,400
                                             ============     ============

Principal payments required over the remaining payment periods as of December 31 are as follows:

Years ending December 31:
    2008                                     $     38,381
    2009                                            2,075
                                             ------------
          Total                              $     40,456
                                             ============

9.  LEASE OBLIGATIONS

The Company leases space for its headquarters and production facilities, which expire in March 2009. The operating lease calls for monthly rent of $12,616 and increases three percent per annum, thereafter. The lease agreement includes additional rent payments based on a pro rata portion of maintenance fees and operating expenses on the land and building. The Company leases additional office and warehouse space in Sterling, Virginia. The lease expires in March 2009 and requires monthly rent payments of $5,500.

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

The Corporation entered into lease agreements for office space and furniture in New Delhi, India in September 2006. The three-year leases, expiring in August 2009, require monthly payments of approximately $1,518. Both leases include an option to renew for another period of three years with a twenty percent increase in rent. The following is a schedule of future minimum lease payments by year:

Years ending December 31:
    2008                                          314,093
    2009                                           68,802
                                             ------------
          Total                              $    382,895
                                             ============

Rent expense amounted to $332,999, $315,903and $307,695 for the years ended December 31, 2007, 2006 and 2005, respectively.

10. INCOME TAXES

The income tax (expense) benefit charged to operations for the years ended December 31, were as follows:

                                         2007           2006           2005
                                     ------------   ------------   ------------
Current income tax expense           $ (1,122,000)  $   (769,000)  $   (857,000)
Deferred tax benefit (expense)             24,000         95,000        102,000
                                     ------------   ------------   ------------
Total income tax (expense) benefit   $ (1,098,000)  $   (674,000)  $   (755,000)
                                     ============   ============   ============

Deferred tax assets, are comprised of the following at December 31:

                                         2007           2006           2005
                                     ------------   ------------   ------------
Accrued vacation and warranty        $    173,000   $    184,000   $    193,000
Accounts receivable and inventory
  allowances                              139,000        149,000         85,000
                                     ------------   ------------   ------------
    Gross deferred tax assets             312,000        333,000        278,000

Gross deferred tax liability -
  depreciation                            (84,000)      (129,000)      (169,000)
                                     ------------   ------------   ------------
    Net deferred tax assets          $    228,000   $    204,000   $    109,000
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

A reconciliation between the amount of reported income tax expense and the amount computed by multiplying the applicable statutory Federal income tax rate is as follows:

                                         2007           2006           2005
                                     ------------   ------------   ------------
Income before income taxes           $  3,164,933   $  3,123,654   $  2,225,294
Applicable statutory tax rate                  34%            34%            34%
                                     ------------   ------------   ------------
Computed "expected" Federal income
  tax Expense                          (1,076,000)    (1,062,000)      (757,000)

Adjustments to Federal income tax
resulting from:
    State income tax expense             (184,000)      (120,000)      (111,000)
    Tax credits                           106,000         68,000        113,000
    Stock compensation                     56,000        440,000             --
                                     ------------   ------------   ------------
Income tax (expense) benefit         $ (1,098,000)  $   (674,000)  $   (755,000)
                                     ============   ============   ============

11. MAJOR CUSTOMERS

Set forth below are customers, including agencies of the U.S. Government, from which the Company received more than ten percent of total revenue, reported in the Hydromet Products and Integrated Systems segments, for the years ended December 31:

                                         2007           2006           2005
                                     ------------   ------------   ------------
Department of Interior                    21%            17%            22%
International                             40%            36%            25%
Commercial                                27%            23%            31%
Department of Commerce                    --             --             16%
Department of Defense                     --             16%            --

Set forth below are customers, including agencies of the U.S. Government, from which the Company had more than ten percent of total accounts receivable outstanding for the years ended December 31, 2007 and 2006:

                                         2007           2006
                                     ------------   ------------
Islamic Republic of Afghanistan      $    798,656   $         --
South Florida Water Management       $         --   $    410,759
US Army Corps of Engineers           $         --   $    676,757
National Oceanic and Atmospheric
  Administration                     $         --   $    592,607

At December 31, 2007, unbilled accounts receivable of approximately $695,000 and $1,190,000, respectively, is from the Government of India Central Water Commission.

12. CONCENTRATIONS

At times throughout the year, cash and cash equivalents exceeded FDIC insurance limits. As of December 31, 2007 and 2006, the Corporation's cash deposits exceeded the FDIC insured amount by approximately $4,718,000 and $867,000, respectively.

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

13. STOCK OPTION PLANS

The Corporation has granted stock options under the 2002, 1997 and the 1996 Stock Option Plans to key employees and directors for valuable services provided to the Corporation. The authorized and granted options under each of these plans are as follows:

                                      Authorized      Granted
                                     ------------   ------------
1996 Plan                                 260,000        259,000
1997 Plan                                  60,000         60,000
2002 Plan                                 650,000        500,333

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

As discussed in Note 1, STOCK COMPENSATION PLANS, effective January 1, 2006, the Corporation adopted the fair value recognition provision of SFAS 123(R), using the modified prospective transition method. The adoption of SFAS 123(R) resulted in share-based compensation expense associated with options for the years ended December 31, 2007 and 2006 of $50,196 and $36,081, respectively which was recorded to general and administrative expenses. This expense decreased basic and diluted earnings per share by $0.01 for the years ended December 31, 2007 and 2006.

The vesting period of the remaining options is as follows:

Vested and exercisable                    537,419
2008                                       14,166
2009                                       10,000
2010                                       10,000
2011                                       10,000
2012                                        1,667
                                     ------------
   Total                                  583,252
                                     ============

The fair value of Sutron Corporation stock options used to recognize compensation expense in 2007 and 2006 and to compute pro forma net income and earnings per share disclosures for 2005 is the estimated present value at grant date using the Black-Scholes pricing model, with the following assumptions:

                                         2007           2006           2005
                                    (Compensation) (Compensation)   (Pro forma)
                                     ------------   ------------   ------------
Risk free rate                        4.5 - 5.16%          5.16%           4.1%
Expected volatility                           30%            30%            32%
Dividend yield                                 0%             0%             0%
Holding period                           10 years       10 years        5 years


If the Company had elected to recognize compensation cost for the plan based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts indicated below:

                                                                       2005
                                                                   ------------
Net income                As reported                              $  1,470,294
                          Pro forma                                   1,418,960
Earnings per share
  - Basic                 As reported                                    $  .34
  - Basic                 Pro forma                                      $  .33
  - Diluted               As reported                                    $  .30
  - Diluted               Pro forma                                      $  .29

The following summarizes the option activity under these plans for the last three years:
                                                                     Weighted
                                        Option                        Average
                                         Price        Number of      Exercise
                                       Per Share       Shares          Price
                                     ------------   ------------   ------------
Outstanding, December 31, 2004       $ .40 - 2.80        719,000   $        .76
     Grants                           5.50 - 7.45         28,333   $       6.53
     Exercised                           1.125             5,000   $       1.13
     Cancelled or expired                1.125             3,000   $       1.13
                                     ------------   ------------   ------------
Outstanding, December 31, 2005         .40 - 7.45        739,333   $        .98
     Grants                               7.80            15,000   $       7.80
     Exercised                        .40 - 1.125        200,000   $       1.06
     Cancelled or expired                      --             --             --
                                     ------------   ------------   ------------
Outstanding, December 31, 2006         .55 - 7.80        554,333   $       1.13
     Grants                           6.90 - 7.60         65,000   $       6.48
     Exercised                         .65 - 5.50         31,081   $       2.74
     Cancelled or expired                 7.60             5,000   $       7.60
                                     ------------   ------------   ------------
Outstanding, December 31, 2007       $ .55 - 7.80        583,252   $       1.65
                                     ============   ============   ============


The weighted average fair value of options granted during the three years is as follows:

December 31, 2005                                                  $       2.97
December 31, 2006                                                  $       4.12
December 31, 2007                                                  $       3.55

The weighted average remaining contractual life of options outstanding at December 31, 2007 is 6.5 years.

14. EARNINGS PER SHARE

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock.

                                              Years Ended December 31,
                                     ------------------------------------------
                                         2007           2006           2005
                                     ------------   ------------   ------------
Net income                           $  2,066,933   $  2,449,654   $  1,470,294
Shares used in calculation of income
per share:
    Basic                               4,512,578      4,341,534      4,292,051
       Effect of dilutive options         469,652        469,109        641,761
                                     ------------   ------------   ------------
    Diluted                             4,982,230      4,810,643      4,933,812
Net income per share:
    Basic                            $        .46   $        .56   $        .34
    Diluted                          $        .41   $        .51   $        .30


Contracts to issue common stock that are anti-dilutive in nature are not included in the earnings per share calculations.

15. PROFIT SHARING PLAN

The Corporation has a profit-sharing retirement plan that covers substantially all employees of the Corporation. The Plan includes a 401(k) provision under which employees may elect to defer a portion of their compensation. The Plan was amended in May 2006 to allow for employer matching of up to 4 percent as determined in the Plan. The profit-sharing contribution is determined each year by the Board of Directors based on profits. The Corporation made a profit sharing contribution for the years ended December 31, 2006 and 2005 of $100,000 and $188,000, respectively. The Corporation did not make a profit sharing contribution for the year ended December 31, 2007. The employer matching contribution was approximately $156,000 and $73,000 for the years ended December 31, 2007 and 2006.

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

                                         2007           2006           2005
                                     ------------   ------------   ------------
Revenue
   Hydromet Products                 $     10,019   $      9,234   $      9,305
   Integrated Systems                       6,303          6,153          3,277
   Hydrological Services                    1,974          2,214          2,639
   Sutron India Operations                    572          1,806            213
                                     ------------   ------------   ------------
       Totals                        $     18,868   $     19,407   $     15,434
                                     ============   ============   ============

Cost of Goods Sold
   Hydromet Products                 $      4,235   $      4,508   $      4,519
   Integrated Systems                       4,103          3,818          1,977
   Hydrological Services                    2,376          2,304          2,444
   Sutron India Operations                    505          1,426             59
                                     ------------   ------------   ------------
       Totals                        $     11,219   $     12,056   $      8,999
                                     ============   ============   ============

Gross Margin
   Hydromet Products                 $      5,784   $      4,726   $      4,786
   Integrated Systems                       2,200          2,335          1,300
   Hydrological Services                     (402)           (90)           195
   Sutron India Operations                     67            380            154
                                     ------------   ------------   ------------
       Totals                        $      7,649   $      7,351   $      6,435
                                     ============   ============   ============


17. EXPORT SALES

Export sales from the Company's operations at December 31, were as follow (in thousands):

                                         2007           2006           2005
                                     ------------   ------------   ------------
Central and South America            $        580   $      1,269   $      1,238
Canada                                        717            645            750
Asia                                        3,187          4,527          1,363
Australia/New Zealand                          --             --             47
Europe and other                              800            441            438
Middle East                                 2,248             --             --
                                     ------------   ------------   ------------
                                     $      7,532   $      6,882   $      3,836
                                     ============   ============   ============


18. LEGAL CONTINGENCIES

Various legal claims can arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company's financial statements. The Company has been named in a compensation claim under the Indian Anti-Trust Law that is pending before The Monopolies and Restrictive Trade Practices Commission in New Delhi, India. Management believes that the case is unsubstantiated and does not anticipate that any material losses will occur.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

Not applicable.


ITEM 8A - CONTROLS AND PROCEDURES
---------------------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 31, 2007, the end of the fiscal period covered by this report on Form 10-KSB. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

ITEM 8A(T). MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL
-------------------------------------------------------------------------
REPORTING
---------

Management of Sutron Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Sutron's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those written policies and procedures that:

     o pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of Sutron's assets;
     o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;
     o provide reasonable assurance that receipts and expenditures of Sutron are being made only in accordance with authorization of management and directors of Sutron; and
     o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Sutron's internal control over financial reporting as of December 31, 2007. Management based this assessment on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of Sutron's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management determined that, as of December 31, 2007, Sutron maintained effective internal control over financial reporting.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The remainder of information required for this Item is incorporated by reference to the Proxy Statement to be filed in connection with our 2008 Annual Meeting of Shareholders.

ITEM 10 - EXECUTIVE COMPENSATION
--------------------------------

The information required for this Item is incorporated by reference to the Proxy Statement to be filed in connection with our 2008 Annual Meeting of Shareholders.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The information required for this Item is incorporated by reference to the Proxy Statement to be filed in connection with our 2008 Annual Meeting of Shareholders.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The information required for this Item is incorporated by reference to the Proxy Statement to be filed in connection with our 2008 Annual Meeting of Shareholders.

ITEM 13 - EXHIBITS
------------------

3(a) Copy of Articles of Incorporation of Sutron Corporation, received and approved December 30, 1975
3(b) Copy of Articles of Amendment to the Articles of Incorporation and Articles of Reduction of Stated Capital of Sutron Corporation received and approved September 7, 1983
3(c)   By-Laws of the Registrant
3(d) Copy of Articles of Amendment to the Articles of Incorporation received and approved June 8, 1995
10.14 Stock Option Agreement between The Company and Andrew D. Lipman dated May 16, 2007 (filed herewith)

10.15 Stock Option Agreement between The Company and Robert F. Roberts, Jr. dated May 16, 2007 (filed herewith)
10.16 Loan Modification Agreement dated June 26, 2007 between Sutron Corporation and Branch Banking and Trust Company of Virginia, a North Carolina Banking Corporation
23.1   Consent of Thompson, Greenspon & Co., P.C.
31.1 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors, President and Chief Executive Officer
31.2 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chief Financial Officer and Treasurer
32     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

The information required for this Item is incorporated by reference to the Proxy Statement to be filed in connection with our 2008 Annual Meeting of Shareholders.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SUTRON CORPORATION

(REGISTRANT)


/s/ Raul S. McQuivey                                        Date: March 31, 2008
-----------------------------
By: Raul S. McQuivey,
    Chairman of the Board of Directors, President
    and Chief Executive Officer

In accordance with the Securities Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Raul S. McQuivey                                        Date: March 31, 2008
-----------------------------
By: Raul S. McQuivey,
    Chairman of the Board of Directors, President
    and Chief Executive Officer


/s/ Daniel W. Farrell                                       Date: March 31, 2008
-----------------------------
By: Daniel W. Farrell, Director and Vice President


/s/ Andrew D. Lipman                                        Date: March 31, 2008
-----------------------------
By: Andrew D. Lipman, Director


/s/ Leland R. Phipps                                        Date: March 31, 2008
-----------------------------
By: Leland R. Phipps, Director

/s/ Robert F. Roberts, Jr.                                  Date: March 31, 2008
-----------------------------
By: Robert F. Roberts, Jr., Director


/s/ Sidney C. Hooper                                        Date: March 31, 2008
-----------------------------
By: Sidney C. Hooper, Chief Financial Officer
    (Chief Financial and Accounting Officer)