Form 10-Q
period 2008-03-31
SUTRON CORP
filed 2008-05-15
CIK 728331

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2008

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

     SECURITIES REGISTERED UNDER SECTION 12(G) OF THE ACT: COMMON STOCK, $.01 PAR VALUE Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer |_|                       Accelerated Filer |_|
Non-accelerated filer |_|                         Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

There were 4,540,632 outstanding shares of the issuer's only class of common equity, Common Stock, $0.01 par value, on May 13, 2008.

Transitional Small Business Disclosure Format (check one): Yes  |_| No  |X|
================================================================================

                               SUTRON CORPORATION
                           FORM 10-Q QUARTERLY REPORT
                      FOR THE QUARTER ENDED MARCH 31, 2008

                                TABLE OF CONTENTS

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements                                               3

           Condensed Consolidated Balance Sheet as of March 31, 2008
           and December 31, 2007                                              3

           Condensed Consolidated Statements of Operations for the
           Three Months Ended March 31, 2008 and 2007                         4


           Condensed Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 2008 and 2007                         5

           Financial Footnotes                                                6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk        12

Item 4T.   Controls and Procedures                                           12

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                 12

Item 6.    Exhibits                                                          12

Signatures                                                                   13

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               SUTRON CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                            MARCH 31,     DECEMBER 31,
                                                              2008            2007
                                                          ------------    ------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                            $  4,982,822    $  5,299,904
     Restricted cash and cash equivalents                      172,351         134,241
     Accounts receivable, net                                3,348,526       3,614,532
     Inventory                                               4,603,976       4,114,014
     Prepaid items and other assets                            501,806         477,754
     Deferred income taxes                                     314,000         312,000
                                                          ------------    ------------
          TOTAL CURRENT ASSETS                              13,923,481      13,952,445

PROPERTY AND EQUIPMENT, AT COST                              2,419,790       2,424,768
Accumulated depreciation and amortization                   (1,898,946)     (1,845,486)
                                                          ------------    ------------
     Property and equipment, net                               520,844         579,282

OTHER ASSETS                                                    98,172          99,308
                                                          ------------    ------------
          TOTAL ASSETS                                    $ 14,542,497    $ 14,631,035
                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                     $    906,678    $    823,114
     Accrued payroll                                           177,200         285,829
     Other accrued expenses                                    940,672         995,123
     Notes payable - current                                    23,725          38,381
     Billings in excess of costs and estimated earnings           --           246,448
                                                          ------------    ------------
          TOTAL CURRENT LIABILITIES                          2,048,275       2,388,895

LONG-TERM LIABILITIES
     Notes payable, net of current maturities                    1,296           2,075
     Deferred income taxes                                      72,000          84,000
                                                          ------------    ------------
          TOTAL LONG-TERM LIABILITIES                           73,296          86,075
                                                          ------------    ------------
          TOTAL LIABILITIES                                  2,121,571       2,474,970
                                                          ------------    ------------
STOCKHOLDERS' EQUITY
     Common stock                                               45,307          45,257
     Additional paid-in capital                              2,709,994       2,694,416
     Retained earnings                                       9,731,728       9,484,811
     Accumulated other comprehensive loss                      (66,103)        (68,419)
                                                          ------------    ------------
          TOTAL STOCKHOLDERS' EQUITY                        12,420,926      12,156,065
                                                          ------------    ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 14,542,497    $ 14,631,035
                                                          ============    ============

See accompanying notes.

                                SUTRON CORPORTION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED MARCH 31,
                                                        2008          2007
                                                    -----------   -----------
Net sales and revenues                              $ 3,819,048   $ 3,146,744

Cost of sales and revenues                            2,324,396     2,006,703
                                                    -----------   -----------
               Gross profit                           1,494,652     1,140,041
                                                    -----------   -----------

Operating expenses:
     Selling, general and administrative expenses       881,301       841,113
     Research and development expenses                  290,755       293,353
                                                    -----------   -----------
               Total operating expenses               1,172,056     1,134,466
                                                    -----------   -----------

               Operating income                         322,596         5,575

Interest income (expense), net                           40,321        22,397
                                                    -----------   -----------

                Income before income taxes              362,917        27,972

Income tax expense (benefit)                            116,000       (11,000)

                                                    -----------   -----------
Net income                                          $   246,917   $    38,972
                                                    ===========   ===========

Net income per share:

               Basic income per share               $       .05   $       .01
                                                    ===========   ===========

               Diluted income per share             $       .05   $       .01
                                                    ===========   ===========

See accompanying notes.

                                SUTRON CORPORTION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED MARCH 31,
                                                                     2008           2007
                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                  $   246,917    $    38,972
     Noncash items included in net income:
        Depreciation and amortization                                 53,460         56,250
         Deferred income taxes                                       (14,000)        11,000
         Stock option compensation                                    12,228         18,385
     Changes in current assets and liabilities:
            Accounts receivable                                      266,006      2,732,300
            Inventory                                               (489,962)      (646,669)
            Prepaid items and other assets                           (22,916)      (170,898)
            Accounts payable                                          83,564       (576,181)
            Accrued expenses                                        (163,080)      (285,012)
            Billings in excess of costs and estimated earnings      (246,448)          --
                                                                 -----------    -----------
Net Cash Provided (Used) by Operating Activities                     274,231      1,178,147
                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Restricted cash and cash equivalents                            (38,110)      (792,296)
     Purchase of property and equipment                                4,978        (10,881)
                                                                 -----------    -----------
Net Cash Provided (Used) by Investing Activities                     (33,132)      (803,177)
                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on notes payable                                       (15,435)       (15,570)
     Proceeds from stock options exercised                             3,400         76,582
                                                                 -----------    -----------
Net Cash Provided (Used) by Financing Activities                     (12,035)        61,012
                                                                 -----------    -----------

Effect of exchange rate changes on cash                                2,316          6,206
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (317,082)       442,188
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   5,299,904      1,539,032
                                                                 -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 4,982,822    $ 1,981,220
                                                                 ===========    ===========

CASH PAID DURING THE PERIOD FOR:
     Interest                                                    $         0    $       762
                                                                 ===========    ===========

See accompanying notes.

                               SUTRON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 2007. The condensed consolidated balance sheet as of December 31, 2007 was derived from the audited financial statements for the year then ended.

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

The Company's significant accounting policies are disclosed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the Securities and Exchange Commission.

STOCK COMPENSATION

The Company's Amended and Restated 1996, 1997 and 2002 Stock Option Plans (the "Stock Option Plans") provide for the issuance of non-qualified stock options to employees, officers and directors. The plans are administered by the compensation committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award. See
Note 13 of the Company's financial statements in its Annual Report on Form 10-KSB for the year ended December 31, 2007 for additional information related to the stock option plans.

Effective January 1, 2006, the Company adopted SFAS No. 123R ACCOUNTING FOR STOCK BASED COMPENSATION (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is being applied on the modified prospective transition method and therefore the Company has not restated results for prior periods. The financial statements for the three months ended March 31, 2008 recognize compensation cost for the portion of outstanding awards which have vested during the period. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. For the three months ended March 31, 2008, total stock-based compensation expense of $12,228 was included in operating expenses as compared to stock-based compensation of $18,385 for the three months ended March 31, 2007. The weighted average fair value of options granted during the three months ended March 31, 2008 was calculated using the Black-Scholes option pricing model with the following valuation assumptions and weighted average fair value as follows:

                                                            Three Months
                                                         -------------------
                                                         Ended March 31, 200
                                                         -------------------
     Weighted average fair value of grants                      $6.00
     Expected volatility                                          30%
     Dividend yield                                                0
     Risk-free interest rate                                    3.62%
     Expected term in years                                     10.00

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

3. STOCK OPTIONS

The Company has granted stock options under the Stock Option Plans to key employees and directors for valuable services provided to the Company. Under the 1996 Plan, the Company authorized 260,000 shares, 259,000 of which have been granted. As of December 31, 2004, the Company authorized 60,000 shares and 400,000 shares under the 1997 and 2002 Stock Option Plans, respectively, all of which have been granted. During 2005, the 2002 Stock Option Plan was amended to authorize 650,000 shares, 501,333 of which have been granted. In addition, all three plans were amended in 2005 to allow Directors to participate in the plan, and to provide that vesting schedules will be determined by the Board at the time each individual option is granted.

Shares under all of the plans may be granted at not less than 100 percent of the fair market value at the grant date. All options have a ten-year term from the date of grant. Prior to the 2005 amendments, options vested ratably over five years on each anniversary date the option was granted. The Company elected to accelerate vesting of all outstanding options as of December 31, 2005, as permitted under the plans. Cancelled or expired options are able to be reissued. The following table summarizes stock option activity under the Stock Option Plans for the three months ended March 31, 2008:

                                  Number of    Weighted Avg.   Number of Options
                                    Shares    Exercise Price      Exercisable
                                  ---------   --------------   -----------------
Balance - December 31, 2007        583,252        $1.65             583,252
                                                               =================
     Granted                         1,000         6.00
     Exercised                       5,000          .68
     Canceled                          --           --
                                  ---------   --------------   -----------------
Balance - March 31, 2008           579,252        $1.67             579,252
                                  =========   ==============   =================

4. EARNINGS PER SHARE

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock.

                                                    Three Months Ended March 31
                                                        2008           2007
                                                    ------------  -------------
Net income                                            $246,917        $38,972
                                                    ============  =============
Shares used in calculation of income per share:
     Basic                                           4,531,354      4,500,792
          Effect of dilutive options                   443,141        535,722
                                                    ============  =============
     Diluted                                         4,974,496      5,036,514
                                                    ============  =============
Net income per share:
     Basic                                                $.05           $.01
                                                    ============  =============
     Diluted                                              $.05           $.01
                                                    ============  =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENTS MADE IN THIS QUARTERLY REPORT ON FORM 10-Q,, INCLUDING WITHOUT LIMITATION THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATIONS, OTHER THAN STATEMENTS OF HISTORICAL INFORMATION, ARE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS MAY SOMETIMES BE IDENTIFIED BY SUCH WORDS AS "MAY," "WILL," "EXPECT," "ANTICIPATE," "BELIEVE," "ESTIMATE" AND "CONTINUE" OR SIMILAR WORDS. WE BELIEVE THAT IT IS IMPORTANT TO COMMUNICATE OUR FUTURE EXPECTATIONS TO INVESTORS. HOWEVER, THESE FORWARD-LOOKING STATEMENTS INVOLVE MANY RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS. WE ARE UNDER NO DUTY TO UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT ON QUARTERLY FORM 10-Q TO CONFORM THESE STATEMENTS TO ACTUAL RESULTS.

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

Our key products are the SatLink2 Transmitter/Logger, Xpert/XLite datalogger, Accububble Self-Contained Bubbler, Accubar Pressure Sensor, Tides Systems and XConnect Systems Software. These are the essential components of most systems and are provided to customers as off-the-shelf equipment or as part of a custom system. The SatLink2 is a key product because it functions both as a transmitter and logger. Because of its logger/transmitter functionality, it is a cost-effective solution for small systems that do not require a significant number of sensors or communications options. The Xpert and XLite are more powerful dataloggers that have more logging capability and more communications options than the

SatLink2. Our Tides Systems are the only National Ocean Survey approved tides monitoring system in the United States.

We anticipate that we will experience significant quarterly fluctuations in our sales and revenues which is not a fiscal year 2008 issue but is historically reflective of our business. Operating results will depend upon the product mix and upon the timing of project awards. International sales, which totaled 40% of revenues for fiscal year 2007, continue to constitute a more significant portion of our revenues. We are aware of many significant international opportunities and we expect international revenues to grow as a percentage of our total business. International sales are, however, difficult to forecast and international awards are frequently delayed due to the governmental approval process. We are committed to expanding our airport weather systems although we are relatively new in this market and compete against established firms with more experience. We are also committed to growing our hydrological services, however, our primary customer in Florida has expanded the pool of qualified contractors on all major contracts. We therefore might receive lower contract amounts in 2008 due to the expanded list of qualified contractors. We are committed in our ongoing sales, marketing and research and development activities to sustain and grow our sales and revenues from our products and services. We expect our sales and marketing, research and development and general and administrative expenses to increase moderately in 2008 as compared to 2007.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of financial condition and results of operations are based upon the condensed financial statements, which have been prepared in accordance with generally accepted accounting principles as recognized in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, the valuation of inventory, and valuation of deferred tax assets and liabilities, useful lives of intangible assets, warranty obligations and accruals. We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For a complete description of accounting policies, see Note 1 to our financial statements included in the Company's Form 10-KSB for the year ended December 31, 2007. There were no significant changes in critical accounting estimates

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

                                                         Three Months Ended
                                                              March 31,
                                                          2008        2007
                                                        --------    --------

     Net sales and revenues                              100.0%      100.0%
     Cost of sales and revenues                           60.9        63.8

                                                        --------    --------
     Gross profit                                          9.1        36.2

     Selling, general and administrative expenses         23.1        26.7
     Research and Development expenses                     7.6         9.3
                                                        --------    --------
     Operating income                                      8.4          .2
     Interest income                                       1.1          .7
                                                        --------    --------
     Income before  income taxes                           9.5          .9
     Income taxes (benefit)                                3.0         (.3)
                                                        --------    --------
     Net income                                            6.5%        1.2%

                                                        ========    ========

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

NET SALES AND REVENUES

The Company's revenues for the three months ended March 31, 2008 increased 21% to $3,819,048 from $3,146,744 in 2007 due to increased international revenues. Net sales and revenues are broken down between the Company's operating divisions or profit centers which include the HydroMet Products Division, the Integrated Services Division which includes Special Projects, the Hydrological Services Division, Airport Weather Systems Division and Sutron India Operations. The HydroMet Products Division, which is responsible for sales of standard products, had a net sales and revenue increase of 3% to $2,107,407 from $2,050,248 in 2007. Integrated Systems net sales and revenues increased 47% to $994,701 from $674,897 in 2007 primarily due to increased contract revenue from the Company's project with the Afghanistan Ministry of Energy and Water to provide 174 hydrological monitoring stations. Net sales and revenues from Hydrological Services decreased 23% to $315,577 from $411,760 in 2007 due a decrease in project work orders from the South Florida Water Management District. Airport Weather Systems had a net sales and revenue increase $265,511 from $0 in 2007 due to the shipment of an Automatic Weather Observation System (AWOS) to the Southern Airport Authority of Vietnam. Sutron India Operations had a net sales and revenue increase to $135,852 from $9,839 in 2007 due to increased revenues relating to a contract with the Central Water Commission of India for the installation of 168 Hydro-Met stations and 12 Modeling Centers.

Overall domestic revenues decreased 11% to $2,118,683 in the first quarter of 2008 versus $2,371,013 in 2007 while international revenues increased 36% to $1,700,365 in 2008 versus $775,731 in the same period in 2007. Customer orders or bookings in the first quarter of 2008 were $2,507,580 as compared to $3,061,907 in the first quarter of 2007.

COST OF SALES AND REVENUES

Cost of sales as a percentage of revenues was 60.9% for the quarter ended March 31, 2008 as compared to 63.8% for the quarter ended March 31, 2007. The decrease in cost of sales was primarily due to a reduction in parts costs due to purchasing efficiencies and to improvement in the operations of our Hydrological Services Division based in Florida.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased to $881,301 for the quarter ended March 31, 2008 from $841,113 for the quarter ended March 31, 2007. Selling, general and administrative expenses as a percentage of revenues decreased to 23.1% for the quarter ended March 31, 2008 from 26.7% for the quarter ended March 31, 2007 due to the revenue increase. The increase was primarily due to SOX 404 consulting fees and increased audit expenses.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased to $290,755 for the quarter ended March 31, 2008 from $293,353 for the quarter ended March 31, 2007. Our product development continues to focus on enhancements to our current products including our Satlink2 satellite transmitter/logger, our Xpert and

XLite dataloggers, our water level sensors and tides systems. These are the primary components of hydrometeorological and oceanic monitoring systems. We are also developing new dataloggers and sensors in order to maintain and improve our competitive position.

INTEREST INCOME AND EXPENSE, NET

Due to the Company's cash position, the Company did not use its line of credit during the first quarter of 2008. The Company had interest income for the quarter ended March 31, 2008 of $40,321 as compared to interest income of $22,397 for the quarter ended March 31, 2007.

INCOME TAXES

Income tax expense for the quarter ended March 31, 2008 was $116,000 as compared to an income tax benefit of $11,000 for the quarter ended March 31, 2007. The provisions for income taxes represent an effective income tax rate of 32% in 2008 and an income tax benefit of 39.3% in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $4,982,822 at March 31, 2008 compared to $5,299,904 at December 31, 2007. Working capital increased to $11,875,206 at March 31, 2008 compared with $11,563,550 at December 31, 2007.

Net cash provided by operating activities was $274,231 for the quarter ended March 31, 2008 as compared to cash provided by operating activities of $1,178,147 for the quarter ended March 31, 2007.

Net cash used by investing activities was $33,132 for the quarter ended March 31, 2008 as compared to cash used by investing activities of $803,177 for the quarter ended March 31, 2007. An increase of $792,296 in restricted cash in 2007 was related to a bank guarantee for the Central Water Commission of India. This bank guarantee was subsequently released and is the primary reason for the decrease.

Net cash used by financing activities was $12,035 for the quarter ended March 31, 2008 as compared to net cash provided by financing activities of $61,012 for the quarter ended March 31, 2007 due primarily to the employee stock options proceeds that were received in the prior year.

We have a revolving credit facility of $3,000,000 with BB&T Bank. We are permitted to borrow based on accounts receivable and inventory according to pre-established criteria. The credit facility expires on August 5, 2008 and is secured by substantially all assets of the Company. Borrowings bear interest at the bank's prime rate. During the first quarter of 2008, there were no borrowings on the line of credit.

We frequently bid on and enter into international contracts that require bid and performance bonds. At March 31, 2008 and December 31, 2007, a commercial bank had issued standby letters of credit in the amounts of $1,692,818 and $1,652,818, respectively that served as either bid or performance bonds. The amount available to borrow under the line of credit was reduced by these amounts.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of March 31, 2008, the end of the fiscal period covered by this report on Form 10-Q. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(B) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Various legal claims can arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on our financial statements. We have been named in a compensation claim under the Indian Anti-Trust Law that was filed in 2005 and is still pending before The Monopolies and Restrictive Trade Practices Commission in New Delhi, India. Management believes that the case is unsubstantiated.

ITEM 6. EXHIBITS

10.1 Stock Option Agreement between The Company and Leland R. Phipps dated March 6, 2008

31.1 Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2   Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32 Certification of the President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Sutron Corporation
                                              (Registrant)


May 15, 2008                               /s/ Raul S. McQuivey
---------------                            --------------------------
Date                                       Raul S. McQuivey
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


May 15, 2008                               /s/ Sidney C. Hooper
---------------                            --------------------------
Date                                       Sidney C. Hooper
                                           Chief Financial Officer and Treasurer
                                           (Principal Accounting Officer)