Form 10-Q
period 2008-06-30
SUTRON CORP
filed 2008-08-14
CIK 728331

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended June 30, 2008

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

Large accelerated filer [_]                   Accelerated Filer         [_]
Non-accelerated filer   [_]                   Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

There were 4,555,632 outstanding shares of the issuer's only class of common equity, Common Stock, $0.01 par value, on August 13, 2008.

Transitional Small Business Disclosure Format (check one): Yes  Yes [_]  No [X]

================================================================================

                               SUTRON CORPORATION
                           FORM 10-Q QUARTERLY REPORT
                       FOR THE QUARTER ENDED JUNE 30, 2008

                                TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements                                                 3

          Condensed Consolidated Balance Sheet as of June 30, 2008
          and December 31, 2007                                                3

          Condensed Consolidated Statements of Operations for the
          Three Months Ended June 30, 2008 and 2007                            4

          Condensed Consolidated Statements of Operations for the
          Six Months Ended June 30, 2008 and 2007                              5

          Condensed Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 2008 and 2007                              6

          Financial Footnotes                                                  7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  9

Item 4T.  Controls and Procedures                                             12



PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                   15

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          15

Item 4.   Submission of Matters to a Vote of Security Holders                 15

Item 5.   Other Information                                                   16

Item 6.   Exhibits                                                            16

Signatures                                                                    17

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               SUTRON CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                              JUNE 30,        DECEMBER 31,
                                                                2008              2007
                                                            ------------      ------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                              $  3,633,235      $  5,299,904
     Restricted cash and cash equivalents                        998,715           134,241
     Accounts receivable, net                                  3,847,923         3,614,532
     Inventory                                                 4,243,773         4,114,014
     Prepaid items and other assets                              914,493           477,754
     Deferred income taxes                                       327,000           312,000
                                                            ------------      ------------
         TOTAL CURRENT ASSETS                                 13,965,139        13,952,445
PROPERTY AND EQUIPMENT, AT COST                                2,436,271         2,424,768
Accumulated depreciation and amortization                     (1,952,406)       (1,845,486)
                                                            ------------      ------------
     Property and equipment, net                                 483,865           579,282
OTHER ASSETS                                                      85,535            99,308
                                                            ------------      ------------
         TOTAL ASSETS                                       $ 14,534,539      $ 14,631,035
                                                            ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                       $    896,213      $    823,114
     Accrued payroll                                              97,330           285,829
     Other accrued expenses                                      593,890           995,123
     Notes payable - current                                      11,053            38,381
     Billings in excess of costs and estimated earnings          230,203           246,448
                                                            ------------      ------------
         TOTAL CURRENT LIABILITIES                             1,828,689         2,388,895

LONG-TERM LIABILITIES
     Notes payable, net of current maturities                      2,073             2,075
     Deferred income taxes                                        61,000            84,000
                                                            ------------      ------------
         TOTAL LONG-TERM LIABILITIES                              63,073            86,075
                                                            ------------      ------------
         TOTAL LIABILITIES                                     1,891,762         2,474,970
                                                            ------------      ------------
STOCKHOLDERS' EQUITY
     Common stock                                                 45,557            45,257
     Additional paid-in capital                                2,741,362         2,694,416
     Retained earnings                                         9,990,611         9,484,811
     Accumulated other comprehensive loss                       (134,753)          (68,419)
                                                            ------------      ------------
         TOTAL STOCKHOLDERS' EQUITY                           12,642,777        12,156,065
                                                            ------------      ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 14,534,539      $ 14,631,035
                                                            ============      ============

See accompanying notes.

                                SUTRON CORPORTION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED JUNE 30,
                                                            ------------------------------
                                                                2008              2007
                                                            ------------      ------------
Net sales and revenues                                      $  4,025,016      $  4,217,871

Cost of sales and revenues                                     2,685,418         2,572,703

                                                            ------------      ------------
         Gross profit                                          1,339,598         1,645,168
                                                            ------------      ------------

Operating expenses:
     Selling, general and administrative expenses                723,335           776,005
     Research and development expenses                           285,487           291,509
                                                            ------------      ------------
         Total operating expenses                              1,008,822         1,067,514
                                                            ------------      ------------

         Operating income                                        330,776           577,654

Interest income (expense), net                                    26,107            26,752
                                                            ------------      ------------

         Income before income taxes                              356,883           604,406

Income tax expense (benefit)                                      98,000           210,000
                                                            ------------      ------------
Net income                                                  $    258,883      $    394,406
                                                            ============      ============

Net income per share:

         Basic income per share                             $        .06      $        .09
                                                            ============      ============

         Diluted income per share                           $        .05      $        .08
                                                            ============      ============

See accompanying notes.

                                SUTRON CORPORTION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                               SIX MONTHS ENDED JUNE 30,
                                                            ------------------------------
                                                                2008              2007
                                                            ------------      ------------
Net sales and revenues                                      $  7,844,063      $  7,364,615

Cost of sales and revenues                                     5,009,866         4,579,407

                                                            ------------      ------------
         Gross profit                                          2,834,197         2,785,208
                                                            ------------      ------------

Operating expenses:
     Selling, general and administrative expenses              1,604,583         1,617,118
     Research and development expenses                           576,243           584,861
                                                            ------------      ------------
         Total operating expenses                              2,180,826         2,201,979
                                                            ------------      ------------

         Operating income                                        653,371           583,229

Interest income (expense), net                                    66,429            49,148
                                                            ------------      ------------

         Income before income taxes                              719,800           632,377

Income taxes                                                     214,000           199,000

                                                            ------------      ------------
Net income                                                  $    505,800      $    433,377
                                                            ============      ============

Net income per share:

         Basic income per share                             $        .11      $        .10
                                                            ============      ============

         Diluted income per share                           $        .10      $        .09
                                                            ============      ============

See accompanying notes.

                                SUTRON CORPORTION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                               SIX MONTHS ENDED JUNE 30,
                                                            ------------------------------
                                                                2008              2007
                                                            ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                             $    505,800      $    433,377
     Noncash items included in net income:
         Depreciation and amortization                           106,920           112,500
         Deferred income taxes                                   (38,000)               --
         Stock option compensation                                26,846            40,809
     Changes in current assets and liabilities:
            Accounts receivable                                 (233,391)        2,309,146
            Inventory                                           (129,759)       (1,190,130)
            Prepaid items and other assets                      (422,966)         (200,679)
            Accounts payable                                      73,099          (392,144)
            Accrued expenses                                    (605,977)       (1,214,563)
                                                            ------------      ------------
Net Cash Provided (Used) by Operating Activities                (717,428)         (101,684)
                                                            ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Restricted cash and cash equivalents                       (864,474)         (811,690)
     Purchase of property and equipment                          (11,503)          (41,351)
                                                            ------------      ------------
Net Cash Provided (Used) by Investing Activities                (875,977)         (853,041)
                                                            ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on notes payable                                   (27,330)          (28,264)
     Proceeds from stock options exercised                        20,400            78,451
                                                            ------------      ------------
Net Cash Provided (Used) by Financing Activities                  (6,930)           50,187
                                                            ------------      ------------

Effect of exchange rate changes on cash                          (66,334)           (6,247)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (1,666,669)         (910,785)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               5,299,904         1,539,032
                                                            ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $  3,633,235      $    628,247
                                                            ============      ============

CASH PAID DURING THE PERIOD FOR:
     Interest                                               $         --      $         40
                                                            ============      ============

See accompanying notes.

                               SUTRON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Sutron Corporation (the "Company") was incorporated on December 30, 1975, under the General Laws of the Commonwealth of Virginia. The Company operates from its headquarters located in Sterling, Virginia. The Company has several branch offices located throughout the United States, a branch office in India and a wholly owned subsidiary in India. The Company is a leading provider of real-time data collection and control products, systems software and professional services in the hydrological, meteorological and oceanic monitoring markets. The Company's principal products include data loggers, satellite transmitters/loggers, water level and meteorological sensors, tides systems and application software. Customers consist of a diversified base of Federal, state, local and foreign government agencies, universities and engineering and hydropower companies.

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

Effective January 1, 2007, the Company adopted SFAS No. 123R ACCOUNTING FOR STOCK BASED COMPENSATION (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is being applied on the modified prospective transition method and therefore the Company has not restated results for prior periods. The financial statements for the three months and six months ended June 30, 2008, recognize compensation cost for the portion of outstanding awards which have vested during the period. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. For the three months and six months ended June 30, 2008, total stock-based compensation expense of $12,228 and $26,846 was included in operating expenses as compared to stock-based compensation of $22,424 and $40,809 for the three months and six months ended June 30, 2007. The weighted average fair value of options granted during the three months and six months ended June 30, 2008 was calculated using the Black-Scholes option pricing model with the following valuation assumptions and weighted average fair value as follows:
                                                  Periods Ended June 30, 2008
                                                -------------------------------
                                                Three Months         Six Months
                                                ------------       ------------
         Weighted average fair value of grants         $7.50              $7.41
         Expected volatility                             30%                30%
         Dividend yield                                    0                  0
         Risk-free interest rate                       3.92%       3.92 - 5.16%
         Expected term in years                        10.00              10.00

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

3.       STOCK OPTIONS

The Company has granted stock options under the Stock Option Plans to key employees and directors for valuable services provided to the Company. Under the 1996 Plan, the Company authorized 260,000 shares, 259,000 of which have been granted. As of December 31, 2004, the Company authorized 60,000 shares and 400,000 shares under the 1997 and 2002 Stock Option Plans, respectively, all of which have been granted. During 2005, the 2002 Stock Option Plan was amended to authorize 650,000 shares, 509,333 of which have been granted. In addition, all three plans were amended in 2005 to allow Directors to participate in the plan, and to provide that vesting schedules will be determined by the Board at the time each individual option is granted.

Shares under all of the plans may be granted at not less than 100 percent of the fair market value at the grant date. All options have a ten-year term from the date of grant. Prior to the 2005 amendments, options vested ratably over five years on each anniversary date the option was granted. The Company elected to accelerate vesting of all outstanding options as of December 31, 2005, as permitted under the plans. Cancelled or expired options are able to be reissued. The following table summarizes stock option activity under the Stock Option Plans for the three months ended June 30, 2008:

                                                              Number of
                              Number of     Weighted Avg.      Options
                                Shares      Exercise Price   Exercisable
                             -------------------------------------------
Balance - December 31, 2007      583,252           $1.65         583,252
                                                             ===========
     Granted                      16,000            7.41
     Exercised                    30,000             .68
     Canceled                     10,000            7.63
                             -------------------------------------------
Balance - June 30, 2008          559,252           $1.76         559,252
                             ===========================================

4.       EARNINGS PER SHARE

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock.

                                                    Three Months Ended June 30,
                                                  -----------------------------
                                                      2008             2007
                                                  ------------     ------------
Net income                                        $    258,883     $    394,406
                                                  ============     ============
Shares used in calculation of income per share:
     Basic                                           4,546,676        4,513,005
       Effect of dilutive options                      425,375          550,530
                                                  ============     ============
     Diluted                                         4,972,051        5,063,535
                                                  ============     ============
Net income per share:
     Basic                                        $        .06     $        .09
                                                  ============     ============
     Diluted                                      $        .05     $        .08
                                                  ============     ============


                                                    Six Months Ended June 30,
                                                  -----------------------------
                                                      2008             2007
                                                  ------------     ------------
Net income                                        $    505,800     $    433,377
                                                  ============     ============
Shares used in calculation of income per share:
     Basic                                           4,539,168        4,506,932
       Effect of dilutive options                      434,206          554,264
                                                  ============     ============
     Diluted                                         4,973,374        5,061,196
                                                  ============     ============
Net income per share:
     Basic                                        $        .11     $        .10
                                                  ============     ============
     Diluted                                      $        .10     $        .09
                                                  ============     ============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------
STATEMENTS MADE IN THIS QUARTERLY REPORT ON FORM 10-Q,, INCLUDING WITHOUT LIMITATION THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATIONS, OTHER THAN STATEMENTS OF HISTORICAL INFORMATION, ARE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS MAY SOMETIMES BE IDENTIFIED BY SUCH WORDS AS "MAY," "WILL," "EXPECT," "ANTICIPATE," "BELIEVE," "ESTIMATE" AND "CONTINUE" OR SIMILAR WORDS. WE BELIEVE THAT IT IS IMPORTANT TO COMMUNICATE OUR FUTURE EXPECTATIONS TO INVESTORS. HOWEVER, THESE FORWARD-LOOKING STATEMENTS INVOLVE MANY RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS. WE ARE UNDER NO DUTY TO UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT ON QUARTERLY FORM 10-Q TO CONFORM THESE STATEMENTS TO ACTUAL RESULTS.

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

Our key products are the SatLink2 Transmitter/Logger, Xpert/XLite datalogger, Accububble Self-Contained Bubbler, Accubar Pressure Sensor, Tides Systems and XConnect Systems Software. These are the essential components of most systems and are provided to customers as off-the-shelf equipment or as part of a custom system. The SatLink2 is a key product because it functions both as a transmitter and logger. Because of its logger/transmitter functionality, it is a cost-effective solution for small systems that do not require a significant number of sensors or communications options. The Xpert and XLite are more powerful dataloggers that have more logging capability and more communications options than the SatLink2. Our Tides Systems are used by the National Ocean Survey in their network of approximately 225 stations in operation in the United States and its territories.

We anticipate that we will experience significant quarterly fluctuations in our sales and revenues which is not a fiscal year 2008 issue but historically reflective of our business. Operating results will depend upon the product mix and upon the timing of project awards. International sales, which totaled 40% of revenues for fiscal year 2007, continue to constitute a significant portion of our revenues. We are aware of many significant international opportunities and we expect international revenues to grow as a percentage of our total business. International sales are, however, difficult to forecast and international awards are frequently delayed due to the governmental approval process. We are committed to expanding our airport weather systems although we are relatively new in this market and compete against established firms with more experience. We are also committed to growing our hydrological services business, however, our primary customer in Florida has expanded the pool of qualified contractors on all major contracts. We therefore might receive lower contract amounts in 2008 due to the expanded list of qualified contractors. We are committed in our ongoing sales, marketing and research and development activities to sustain and grow our sales and revenues from our products and services. We expect our sales and marketing, research and development and general and administrative expenses to increase moderately in 2008 as compared to 2007.

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

RESULTS OF OPERATIONS
---------------------

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

                                                        Three Months Ended
                                                             June 30,
                                                        ------------------
                                                         2008        2007
                                                        ------      ------
     Net sales and revenues                              100.0%      100.0%
     Cost of sales and revenues                           66.7        61.0
                                                        ------      ------
     Gross profit                                         33.3        39.0

     Selling, general and administrative expenses         18.0        18.4
     Research and Development expenses                     7.1         6.9
                                                        ------      ------
     Operating income                                      8.2        13.7
     Interest income                                        .6          .6
                                                        ------      ------
     Income before  income taxes                           8.8        14.3
     Income taxes (benefit)                                2.4         5.0
                                                        ------      ------
     Net income                                            6.4%        9.3
                                                        ======      ======

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007

NET SALES AND REVENUES

Consolidated revenues for the three months ended June 30, 2008 decreased 5% to $4,025,016 from $4,217,871 in 2007 due to decreased domestic revenues. Net sales and revenues are broken down between the Company's operating divisions or profit centers which include the HydroMet Products Division, the Integrated Services Division which includes Special Projects, the Hydrological Services Division, Airport Weather Systems Division and Sutron India Operations.

The HydroMet Products Division, which is responsible for sales of standard products, had net sales and revenue of $2,260,159 as compared to $2,248,410 in 2007. Integrated Systems net sales and revenues increased 28% to $1,223,639 from $955,239 in 2007 primarily due to increased contract revenue from the Company's project with the Afghanistan Ministry of Energy and Water to provide 174 hydrological monitoring stations. Net sales and revenues from Hydrological Services decreased 14% to $486,266 from $568,437 in 2007 due a decrease in project work orders from the South Florida Water Management District. Airport Weather Systems did not have sales and revenue in the second quarter of 2008 as compared to $75,425 in 2007. Sutron India Operations net sales and revenue decreased to $54,952 in 2008 from $370,360 in 2007 due to decreased project revenues as a contract with the Central Water Commission of India for the installation of 168 Hydro-Met stations and 12 Modeling Centers has been installed and commissioned and is now in its warranty period.

Overall domestic revenues decreased 13% to $2,892,415 in the second quarter of 2008 versus $3,316,025 in 2007 due to decreased sales of standard products and to decreased Integrated Systems and Hydrological Services project activity. International revenues increased 25% to $1,132,601 in 2008 versus $901,846 in 2007 due to increased sales of standard products and to increased revenue from our contract with the Ministry of Energy and Water in Afghanistan.

Customer orders or bookings in the second quarter of 2008 were $2,389,000 as compared to $12,742,000 in the second quarter of 2007.

COST OF SALES AND REVENUES

Cost of sales as a percentage of revenues was 66.7% for the quarter ended June 30, 2008 as compared to 61.0% for the quarter ended June 30, 2007. The increase in cost of sales was primarily due to lower margins on projects in 2008 as compared to 2007.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased to $723,335 for the quarter ended June 30, 2008 from $776,005 for the quarter ended June 30, 2007. Selling, general and administrative expenses as a percentage of revenues decreased to 18% for the quarter ended June 30, 2008 from 18.4%. The decrease is primarily due to lower legal fees relating to our lawsuit against our former Vice President to recover revenue that we believe was improperly diverted.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased to $285,487 for the quarter ended June 30, 2008 from $291,509 for the quarter ended June 30, 2007. Our product development continues to focus on enhancements to our current principal products including our Satlink2 satellite transmitter/logger, our Xpert and XLite dataloggers and our sensors including our radar water level sensor. These are the primary components of hydrometeorological and oceanic monitoring systems. We also began production of the Company's first datalogger under $1,000, the Monitor. We expect the Monitor to assist the Company is winning new projects due to its functionality and low cost.

INTEREST INCOME AND EXPENSE, NET

Due to the Company's cash position, the Company did not use its line of credit during the second quarter of 2008. The Company had interest income for the quarter ended June 30, 2008 of $26,107 as compared to interest income of $26,752 for the quarter ended June 30, 2007.

INCOME TAXES

Income tax expense for the quarter ended June 30, 2008 was $98,000 as compared to income taxes of $210,000 for the quarter ended June 30, 2007. The provisions for income taxes represent an effective income tax rate of 27% in 2008 and 35% in 2007. The lower effective tax rate in 2008 is due to the exercise of non-qualified stock options that were fully vested prior to 2006 resulting in tax deductible compensation.

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO SIX MONTHS ENDED JUNE 30, 2007

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

                                                         Six Months Ended
                                                             June 30,
                                                        ------------------
                                                         2008        2007
                                                        ------      ------
     Net sales and revenues                              100.0%      100.0%
     Cost of sales and revenues                           63.9        62.2
                                                        ------      ------
     Gross profit                                         36.1        37.8

     Selling, general and administrative expenses         20.5        22.0

     Research and Development expenses                     7.3         7.9
                                                        ------      ------
     Operating income                                      8.3         7.9
                                                        ------      ------
     Interest (income) expense                              .9          .7
                                                        ------      ------
     Income before  income taxes                           9.2         8.6
     Income taxes (benefit)                                2.7         2.7
                                                        ------      ------
     Net income                                            6.5%        5.9%
                                                        ======      ======

NET SALES AND REVENUES

The Company's net sales and revenues for the six months ended June 30, 2008 increased 6.5% to $7,844,063 from $7,364,615 in 2007. Net sales and revenues are broken down between the Company's operating divisions or profit centers which include the HydroMet Products Division, the Integrated Services Division which includes Special Projects, the Hydrological Services Division, Airport Weather Systems Division and Sutron India Operations.

The HydroMet Products Division had a revenue increase of 2% to $4,390,980 in 2008 from $4,298,659 in 2007. Integrated Systems Division revenues increased 36% to $2,218,340 from $1,630,136 in 2007 due to increased international project revenues. Revenues from the Hydrological Services Division decreased 18% to $801,842 in 2008 from $980,198 in 2007 due to decreased project activity. Airport Weather Systems Division revenues increased to $265,511 in 2008 as compared to $75,425 in 2007 as the division shipped four systems to the Southern Airport Authority of Vietnam as compared to one system shipped in 2007 to the Netherlands Antilles. Sutron India Operations had a net sales and revenue decrease of 56% to $167,390 in 2008 from $380,197 in 2007 due to the Central Water Commission (CWC) of India contract being near completion.

Overall domestic revenues decreased 12% to $5,011,098 in 2008 versus $5,687,038 in 2007 due to decreased sales of standard products and to decreased Integrated Systems and Hydrological Services project activity. International revenues increased 69% to $2,832,965 in 2008 versus $1,677,577 in 2007 due to increased sales of standard products and to increased revenue from our contract with the Ministry of Energy and Water in Afghanistan.

Customer orders or bookings for the six months ended June 30, 2008 were approximately $4,886,000 as compared to approximately $15,804,000 in the first six months of 2007. The Company's backlog of orders at June 30, 2008 was approximately $7,737,000 as compared with approximately $15,708,000 as of June 30, 2007. The Company anticipates that approximately 55% of its backlog as of June 30, 2008 will be shipped in 2008.

COST OF SALES AND REVENUES

Cost of sales as a percentage of revenues was 63.9% in 2008 as compared to 62.2% in 2007. Project and services activity increased in 2008 over project and services activity in 2007. Due to projects normally carrying smaller margins than standard product sales, cost of sales increased in 2008 as compared to 2007. We continue to focus on improving operations and seeking manufacturing efficiencies. Management has focused in particular on improving the operations of its Hydrological Services Division and Sutron India Operations. The Hydrological Services Division has reduced its headcount by two employees and is moving into smaller and less costly office and warehouse space effective September 1, 2008. Sutron India Operations has reduced its headcount by 11 employees as a result of the CWC contract being near completion.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $1,604,583 in 2008 as compared to $1,617,118 in 2007, a decrease of $12,535 or 1%. Selling, general and administrative expenses as a percentage of revenues decreased to 20.5% for the six months ended June 30, 2008 from 22%.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased to $576,243 in 2008 from $584,861 in 2007. Research and development expenses as a percentage of revenues decreased to 7.3% for the six months ended June 30, 2008 from 7.9%. Product development is focused on enhancements to our current principal products including our Satlink2 satellite transmitter/logger, our Xpert and XLite dataloggers and our sensors including our radar water level sensor.

INTEREST INCOME AND EXPENSE, NET

Due to the Company's cash position, the Company did not use its line of credit during the six months ended June 30, 2008. The Company had net interest income in 2008 of $66,429 as compared to net interest income of $49,148 in 2007.

INCOME TAXES

Income taxes increased 8% in 2008 to $214,000 from $199,000 in 2007. The provisions for income taxes represent an effective income tax rate of 30% in 2008 and 31% in 2007.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash equivalents were $3,633,235 at June 30, 2008 compared to $5,299,904 at December 31, 2007. Working capital increased to $12,136,450 at June 30, 2008 compared with $11,563,550 at December 31, 2007.

Net cash used by operating activities was $717,428 for the six months ended June 30, 2008 as compared to cash used by operating activities of $101,684 for the six months ended June 30, 2007.

Net cash used by investing activities was $875,977 for the six months ended June 30, 2008 as compared to cash used by investing activities of $853,041 for the six months ended June 30, 2007. Restricted cash in 2008 is related to a performance bond issued to the Ministry of Energy and Water in Afghanistan. In 2007, restricted cash was related to a bank guarantee for the Central Water Commission of India.

Net cash used by financing activities was $6,930 for the six months ended June 30, 2008 as compared to net cash provided by financing activities of $50,187 for the six months ended June 30, 2007. The decrease is due to employee stock options proceeds being down in 2008 as compared to 2007.

We have a revolving credit facility of $3,000,000 with BB&T Bank. We are permitted to borrow based on accounts receivable and inventory according to pre-established criteria. The credit facility expires on August 5, 2009 and is secured by substantially all assets of the Company. Borrowings bear interest at the bank's prime rate. During the first six months ended of 2008, there were no borrowings on the line of credit.

We frequently bid on and enter into international contracts that require bid and performance bonds. At June 30, 2008 and December 31, 2007, a commercial bank had issued standby letters of credit in the amounts of $1,057,080 and $1,652,818, respectively that served as either bid or performance bonds. The amount available to borrow under the line of credit was reduced by these amounts.

Management believes that its existing cash resources, cash flow from operations and short-term borrowings on the existing credit line will provide adequate resources for supporting operations during fiscal 2008.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2008, the end of the fiscal period covered by this report on Form 10-Q. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Various legal claims can arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on our financial statements. We have been named in a compensation claim under the Indian Anti-Trust Law that was filed in 2005 and is still pending before The Monopolies and Restrictive Trade Practices Commission in New Delhi, India. Management believes that the case is without foundation.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 14, 2008, an Annual Meeting of Shareholders of Sutron Corporation was held. Directors elected at the meeting were Raul S. McQuivey, Daniel W. Farrell, Robert F. Roberts, Jr., Andrew D. Lipman and Leland R. Phipps. Thompson, Greenspon & Co., P.C. was appointed as independent accountants for 2008. The election of directors and the appointment of the independent accountants were the only matters voted upon at the meeting. The number of shares eligible to vote at the meeting was 4,530,632. The results of the voting on these matters are shown below.

1.   Election of Directors

     Name                       Votes For           Votes Withheld
     Raul S. McQuivey           3,870,259               255,434
     Daniel W. Farrell          3,871,389               254,304
     Robert F. Roberts, Jr.     4,086,700                38,993
     Andrew D. Lipman           4,086,700                38,993
     Leland R. Phipps           4,086,700                38,993

2.   Appointment of Thompson, Greenspon & Co., P.C. as Independent Accountants.

        For              Against          Abstain
     4,114,365            2,530            8,800


ITEM 5. OTHER INFORMATION

On July 19, 2008, Thomas N. Keefer, Ph.D., age 63, resigned as Secretary of Sutron Corporation and as an employee of the Company. He joined the Company in January 1977, as a Project Engineer and served as the Vice President of the Water Resources Division and the Integrated Systems Division from 1981 to 1997. Dr. Keefer served as Vice President of Software Support Services since 1997. He will continue to work for the Company on a part-time basis as a consultant.

On July 31, 2008, the Board approved Mr. Sidney C. Hooper, age 50, as Secretary. Mr. Hooper currently serves as the Company's Chief Financial Officer and Treasurer. Mr. Hooper's bio is contained in the Company's Definitive Proxy Statement as filed on April 15, 2008.


ITEM 6. EXHIBITS

10.2 Stock Option Agreement between The Company and Andrew D. Lipman dated May 14, 2008

10.3 Stock Option Agreement between The Company and Robert F. Roberts, Jr. dated May 14, 2008

10.4 Stock Option Agreement between The Company and Leland R. Phipps dated May 14, 2008

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




                                          Sutron Corporation
                                          (Registrant)


August 14, 2008                           /s/ Raul S. McQuivey
---------------                           ----------------------------------
Date                                      Raul S. McQuivey
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)




August 14, 2008                           /s/ Sidney C. Hooper
---------------                           ----------------------------------
Date                                      Sidney C. Hooper
                                          Chief Financial Officer and Treasurer
                                          (Principal Accounting Officer)