Form 10-Q
period 2008-09-30
SUTRON CORP
filed 2008-11-14
CIK 728331

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2008

                         COMMISSION FILE NUMBER: 0-12227




                               SUTRON CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


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


                                  703-406-2800
--------------------------------------------------------------------------------
                         (Registrant's telephone number)




             SECURITIES REGISTERED UNDER SECTION 12(G) OF THE ACT:
             COMMON STOCK, $.01 PAR VALUE

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports); and (2) has been subject to such filing requirements for the past 90
days.  Yes [_]   No [X]

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

There were 4,570,632 outstanding shares of the registrant's only class of common equity, Common Stock, $0.01 par value, on November 13, 2008.

================================================================================

                               SUTRON CORPORATION
                           FORM 10-Q QUARTERLY REPORT
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2008

                                TABLE OF CONTENTS





PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements                                                 3

          Condensed Consolidated Balance Sheet as of
          September 30, 2008 and December 31, 2007                             3

          Condensed Consolidated Statements of Operations for the
          Three Months Ended September 30, 2008 and 2007                       4

          Condensed Consolidated Statements of Operations for the
          Nine Months Ended September 30, 2008 and 2007                        5

          Condensed Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 2008 and 2007                        6

          Financial Footnotes                                                  7


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            9


Item 3.   Quantitative and Qualitative Disclosures About Market Risk          15


Item 4T.  Controls and Procedures                                             15





PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                   15


Item 5.   Other Information                                                   15


Item 6.   Exhibits                                                            16


Signatures                                                                    16

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                               SUTRON CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                            SEPTEMBER 30,     DECEMBER 31,
                                                                2008              2007
                                                            ------------      ------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                              $  5,106,823      $  5,299,904
     Restricted cash and cash equivalents                      1,069,483           134,241
     Accounts receivable, net                                  3,694,392         3,614,532
     Inventory                                                 3,711,353         4,114,014
     Prepaid items and other assets                              898,244           477,754
     Deferred income taxes                                       307,000           312,000
                                                            ------------      ------------
          TOTAL CURRENT ASSETS                                14,787,295        13,952,445
PROPERTY AND EQUIPMENT, AT COST                                2,458,339         2,424,768
Accumulated depreciation and amortization                     (2,005,866)       (1,845,486)
                                                            ------------      ------------
     Property and equipment, net                                 452,473           579,282
OTHER ASSETS                                                      83,591            99,308
                                                            ------------      ------------
          TOTAL ASSETS                                      $ 15,323,359      $ 14,631,035
                                                            ============      ============



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                       $  1,316,854      $    823,114
     Accrued payroll                                             193,641           285,829
     Other accrued expenses                                      632,925           995,123
     Notes payable - current                                       8,592            38,381
     Billings in excess of costs and estimated earnings          251,709           246,448
                                                            ------------      ------------
          TOTAL CURRENT LIABILITIES                            2,403,721         2,388,895

LONG-TERM LIABILITIES
     Notes payable, net of current maturities                         --             2,075
     Deferred income taxes                                        51,000            84,000
                                                            ------------      ------------
          TOTAL LONG-TERM LIABILITIES                             51,000            86,075
                                                            ------------      ------------
          TOTAL LIABILITIES                                    2,454,721         2,474,970
                                                            ------------      ------------
STOCKHOLDERS' EQUITY
     Common stock                                                 45,707            45,257
     Additional paid-in capital                                2,764,119         2,694,416
     Retained earnings                                        10,177,478         9,484,811
     Accumulated other comprehensive loss                       (118,666)          (68,419)
                                                            ------------      ------------
          TOTAL STOCKHOLDERS' EQUITY                          12,868,638        12,156,065
                                                            ------------      ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 15,323,359      $ 14,631,035
                                                            ============      ============

See accompanying notes.

                                SUTRON CORPORTION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED SEPTEMBER 30,
                                                                2008              2007
                                                            ------------      ------------
Net sales and revenues                                      $  4,395,775      $  6,607,220

Cost of sales and revenues                                     2,856,044         3,498,248
                                                            ------------      ------------
               Gross profit                                    1,539,731         3,108,972
                                                            ------------      ------------

Operating expenses:
     Selling, general and administrative expenses                892,955           824,463
     Research and development expenses                           332,133           355,842
                                                            ------------      ------------
               Total operating expenses                        1,225,088         1,180,305
                                                            ------------      ------------

               Operating income                                  314,643         1,928,667

Interest income (expense), net                                    22,224            24,668
                                                            ------------      ------------

               Income before income taxes                        336,867         1,953,335

Income tax expense (benefit)                                     150,000           735,000
                                                            ------------      ------------
Net income                                                  $    186,867      $  1,218,335
                                                            ============      ============

Net income per share:

               Basic income per share                       $        .04      $        .27
                                                            ============      ============

               Diluted income per share                     $        .04      $        .24
                                                            ============      ============


See accompanying notes.

                                SUTRON CORPORTION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                2008              2007
                                                            ------------      ------------
Net sales and revenues                                      $ 12,239,838      $ 13,971,836

Cost of sales and revenues                                     7,865,910         8,041,655
                                                            ------------      ------------
               Gross profit                                    4,373,928         5,930,181
                                                            ------------      ------------

Operating expenses:
     Selling, general and administrative expenses              2,497,538         2,477,581
     Research and development expenses                           908,376           940,704
                                                            ------------      ------------
               Total operating expenses                        3,405,914         3,418,285
                                                            ------------      ------------

               Operating income                                  968,014         2,511,896

Interest income (expense), net                                    88,653            73,816
                                                            ------------      ------------

               Income before income taxes                      1,056,667         2,585,712

Income taxes                                                     364,000           934,000
                                                            ------------      ------------
Net income                                                  $    692,667      $  1,651,712
                                                            ============      ============
Net income per share:

               Basic income per share                       $        .15      $        .37
                                                            ============      ============

               Diluted income per share                     $        .14      $        .33
                                                            ============      ============



See accompanying notes.

                                SUTRON CORPORTION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                2008              2007
                                                            ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                             $    692,667      $  1,651,712
     Noncash items included in net income:
         Depreciation and amortization                           160,380           168,750
         Deferred income taxes                                   (28,000)           (9,000)
         Stock option compensation                                41,503            59,620
     Changes in current assets and liabilities:
            Accounts receivable                                  (79,860)          464,168
            Inventory                                            402,661        (1,115,438)
            Prepaid items and other assets                      (404,773)         (139,908)
            Accounts payable                                     493,740           365,916
            Accrued expenses                                    (449,125)         (401,788)
                                                            ------------      ------------
Net Cash Provided (Used) by Operating Activities                 829,193         1,044,032
                                                            ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Restricted cash and cash equivalents                       (935,242)           80,982
     Purchase of property and equipment                          (33,571)          (88,252)
                                                            ------------      ------------
Net Cash Provided (Used) by Investing Activities                (968,813)           (7,270)
                                                            ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on notes payable                                   (31,864)          (40,959)
     Proceeds from stock options exercised                        28,650            78,451
                                                            ------------      ------------
Net Cash Provided (Used) by Financing Activities                  (3,214)           37,492
                                                            ------------      ------------

Effect of exchange rate changes on cash
                                                                 (50,247)          (29,993)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (193,081)        1,044,261
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               5,299,904         1,539,032
                                                            ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $  5,106,823      $  2,583,293
                                                            ============      ============
CASH PAID DURING THE PERIOD FOR:
     Interest                                               $         --      $         40
                                                            ============      ============





See accompanying notes.

                               SUTRON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Sutron Corporation (the "Company") was incorporated on December 30, 1975, under the General Laws of the Commonwealth of Virginia. We operate from our headquarters located in Sterling, Virginia. We have several branch offices located throughout the United States, a branch office in India and a wholly owned subsidiary in India. We are a leading provider of real-time data collection and control products, systems software and professional services in the hydrological, meteorological and oceanic monitoring markets. Our principal products include data loggers, satellite transmitters/loggers, water level and meteorological sensors, tides systems and application software. Our customers consist of a diversified base of Federal, state, local and foreign government agencies, universities and engineering and hydropower companies.

The financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report filed on Form 10-KSB for the year ended December 31, 2007. The condensed consolidated balance sheet as of December 31, 2007 was derived from the audited financial statements for the year then ended.

In the opinion of the Company, all adjustments necessary to present fairly our financial position and the results of our operations and cash flows have been included in the accompanying financial statements. The results of operations for interim periods are not necessarily indicative of the expected results for the full year.

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

Our significant accounting policies are disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the Securities and Exchange Commission.

STOCK COMPENSATION

Our Amended and Restated 1996, 1997 and 2002 Stock Option Plans (the "Stock Option Plans") provide for the issuance of non-qualified stock options to employees, officers and directors. The plans are administered by the compensation committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award. See
Note 13 of our financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2007 for additional information related to the stock option plans.

Effective January 1, 2007, we adopted SFAS No. 123R ACCOUNTING FOR STOCK BASED COMPENSATION (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is being applied on the modified prospective transition method and therefore we have not restated results for prior periods. The financial statements for the three months and nine months ended September 30, 2008, recognize compensation cost for the portion of outstanding awards that have vested during the period. We recognize stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. For the three months and nine months ended September 30, 2008, total stock-based compensation expense of $14,656 and $41,503 was included in operating expenses as compared to stock-based compensation of $18,811 and $59,620 for the three months and nine months ended September 30, 2007.

The weighted average fair value of options granted during the three months and nine months ended September 30, 2008 was calculated using the Black-Scholes option-pricing model with the following valuation assumptions and weighted average fair value as follows:

                                               Periods Ended September 30, 2008
                                               --------------------------------
                                                Three Months      Nine Months
                                               --------------    --------------
         Weighted average fair value of grants             --             $7.41
         Expected volatility                               --               30%
         Dividend yield                                    --                 0
         Risk-free interest rate                           --      3.92 - 5.16%
         Expected term in years                            --             10.00

The volatility factor is based on our historical stock price fluctuations. We have not, and do not intend to, issue dividends; therefore, the dividend yield assumption is 0. We applied the risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant. The expected term of the option is based on the contractual period of the options granted.

3.       STOCK OPTIONS

We have granted stock options under the Stock Option Plans to key employees and directors for valuable services provided to the Company. Under the 1996 Plan, we authorized 260,000 shares, 259,000 of which have been granted. As of December 31, 2004, we authorized 60,000 shares and 400,000 shares under the 1997 and 2002 Stock Option Plans, respectively, all of which have been granted. During 2005, the 2002 Stock Option Plan was amended to authorize 650,000 shares, 509,333 of which have been granted. In addition, all three plans were amended in 2005 to allow Directors to participate in the plan, and to provide that vesting schedules will be determined by the Board at the time each individual option is granted.

Shares under all of the plans may be granted at not less than 100 percent of the fair market value at the grant date. All options have a ten-year term from the date of grant. Prior to the 2005 amendments, options vested ratably over five years on each anniversary date the option was granted. We elected to accelerate vesting of all outstanding options as of December 31, 2005, as permitted under the plans. Cancelled or expired options are able to be reissued.

The following table summarizes stock option activity under the Stock Option Plans for the nine months ended September 30, 2008:

                                                                     Number
                                Number of       Weighted Avg.      of Options
                                  Shares       Exercise Price      Exercisable
                              -------------     -------------     -------------
Balance - December 31, 2007      583,252           $1.65             583,252
                                                                  =============
     Granted                      16,000            7.41
     Exercised                    45,000             .64
     Canceled                     10,000            7.63
                              -------------     -------------     -------------
Balance - September 30, 2008     544,252           $1.80             544,252
                              =============     =============     =============

4.       EARNINGS PER SHARE

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock.
                                                Three Months Ended September 30,
                                                     2008              2007
                                                 ------------      ------------
Net income                                       $    186,867      $  1,218,335
                                                 ============      ============
Shares used in calculation of income per share:
     Basic                                          4,556,447         4,515,632
         Effect of dilutive options                   408,831           554,367
                                                 ============      ============
     Diluted                                        4,965,278         5,069,999
                                                 ============      ============
Net income per share:
     Basic                                       $        .04      $        .27
                                                 ============      ============
     Diluted                                     $        .04      $        .24
                                                 ============      ============


                                                Nine Months Ended September 30,
                                                     2008              2007
                                                 ------------      ------------
Net income                                       $    692,667      $  1,651,712
                                                 ============      ============
Shares used in calculation of income per share:
     Basic                                          4,542,793         4,509,864
         Effect of dilutive options                   435,948           554,367
                                                 ============      ============
     Diluted                                        4,978,741         5,064,231
                                                 ============      ============
Net income per share:
     Basic                                       $        .15      $        .37
                                                 ============      ============
     Diluted                                     $        .14      $        .33
                                                 ============      ============


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

STATEMENTS MADE IN THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING WITHOUT LIMITATION THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATIONS, OTHER THAN STATEMENTS OF HISTORICAL INFORMATION, ARE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS MAY SOMETIMES BE IDENTIFIED BY SUCH WORDS AS "MAY," "WILL," "EXPECT," "ANTICIPATE," "BELIEVE," "ESTIMATE" AND "CONTINUE" OR SIMILAR WORDS. WE BELIEVE THAT IT IS IMPORTANT TO COMMUNICATE OUR FUTURE EXPECTATIONS TO INVESTORS. HOWEVER, THESE FORWARD-LOOKING STATEMENTS INVOLVE MANY RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS. WE ARE UNDER NO DUTY TO UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT ON QUARTERLY FORM 10-Q TO CONFORM THESE STATEMENTS TO ACTUAL RESULTS.

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

Our key products are the SatLink2 Transmitter/Logger, Xpert/XLite datalogger, Accububble Self-Contained Bubbler, Accubar Pressure Sensor, Tides Systems and XConnect Systems Software. These are the essential components of most systems and are provided to customers as off-the-shelf equipment or as part of a custom system. The SatLink2 is a key product because it functions as a transmitter and logger. Because of its transmitter/logger functionality, it is a cost-effective solution for small systems that do not require a significant number of sensors or communications options. The Xpert and XLite are more powerful dataloggers that have more logging capability and more communications options than the SatLink2. Our Tides Systems are used by the National Ocean Survey in their network of approximately 225 stations in operation in the United States and its territories.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of financial condition and results of operations are based upon the condensed financial statements, which have been prepared in accordance with generally accepted accounting principles as recognized in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, the valuation of inventory, and valuation of deferred tax assets and liabilities, useful lives of intangible assets, warranty obligations and accruals. We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For a complete description of accounting policies, see Note 1 to our financial statements included in our Form 10-KSB for the year ended December 31, 2007. There were no significant changes in critical accounting estimates.

RESULTS OF OPERATIONS
---------------------

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

                                                         Three Months Ended September 30,
                                                    2008         2008         2007         2007
                                                 ----------     ------     ----------     ------
Net sales and revenues                           $4,395,775      100.0%    $6,607,220      100.0%
Cost of sales and revenues                        2,856,044       65.0      3,498,248       52.9
                                                 ----------     ------     ----------     ------
Gross profit                                      1,539,731       35.0      3,108,972       47.1
Selling, general and administrative expenses        892,955       20.3        824,463       12.5
Research and development expenses                   332,133        7.6        355,842        5.4
                                                 ----------     ------     ----------     ------
Operating income                                    314,643        7.1      1,928,667       29.2
                                                 ----------     ------     ----------     ------
Interest (income) expense                            22,224         .5         24,668         .4
                                                 ----------     ------     ----------     ------
Income before  income taxes                         336,867        7.6      1,953,335       29.5
Income taxes (benefit)                              150,000        3.4        735,000       11.1
                                                 ----------     ------     ----------     ------
Net income                                       $  186,867        4.2%    $1,218,335       18.4%
                                                 ==========     ======     ==========     ======

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007

NET SALES AND REVENUES

Our net sales and revenues for the three months ended September 30, 2008 decreased 34% to $4,395,775 from $6,607,220 in 2007 due primarily to a decrease in project revenues. Overall domestic revenues decreased 12% to $2,546,070 in the third quarter of 2008 versus $2,903,386 in 2007 while international revenues decreased 50% to $1,849,705 in 2008 versus $3,703,834 in 2007. Record revenues were achieved in the third quarter of 2007 due to shipments of water level monitoring equipment totaling approximately $956,000 to customers in China for the Three Gorges Dam project and shipments totaling approximately $2,223,000 to Washington International Group for to the Iraq Ministry of Water Resources. Net sales and revenues are broken down between our operating divisions or profit centers which include the HydroMet Products Division, the Integrated Services Division which includes Special Projects, the Hydrological Services Division, Airport Weather Systems Division and Sutron India Operations.

The HydroMet Products Division, which is responsible for sales of standard products, had a net sales and revenue decrease of 28% to $2,278,103 from $3,183,025 in 2007. Standard product revenues were lower in 2008 due to prior year project shipments to China for the Three Gorges Dam project. Integrated Systems Division net sales and revenues decreased 38% to $1,604,501 from $2,592,340 in 2007 due primarily to the project shipment of equipment to Washington International Group for the Iraq Ministry of Water Resources in 2007. Net sales and revenues from the Hydrological Services Division decreased 39% to $393,640 from $644,861 in 2007 due to a decrease in project deliveries. Airport Weather Systems Division net sales and revenues were $162,030 for the third quarter of 2008 as compared to $0 in 2007 due to an AWOS shipment to Kenya. Sutron India Operations had a net sales and revenue decrease to $(42,499) from $186,994 in 2007 due to higher than expected costs to complete for the Central Water Commission (CWC) of India contract that is now in its warranty period.

Customer orders for the third quarter of 2008 were approximately $5,505,000 as compared to approximately $4,886,000 in 2007, a 13% increase.

COST OF SALES AND REVENUES

Cost of sales as a percentage of revenues was 65% for the quarter ended September 30, 2008 as compared to 52.9% for the quarter ended September 30, 2007. The increase in cost of sales is attributed to changes in the product mix that resulted in lower equipment sales and increased project work. The shipments to China for the Three Gorges Dam project and to Washington International Group for the Iraq Ministry of Water Resources had high content of standard products. In 2008, we had higher costs of sales due to project work with less standard product content. Cost of sales was also impacted by foreign currency losses of approximately $106,000 in the third quarter of 2008 as compared to foreign currency gains of approximately $70,000 in the third quarter of 2007. Cost of sales for both 2008 and 2007 include provisions for inventory obsolescence, physical inventory adjustments and inventory valuation adjustments. We continually pursue product cost reductions through continual review of procurement sourcing, product value engineering and improvements in manufacturing processes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased to $892,955 in 2008 from $824,463 in 2007, an increase of $68,312 or 8%. We experienced increases in selling costs in India, in Sarbanes Oxley 404 compliance costs and in Board of Director compensation as compared to the same quarter in the prior year.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased to $332,133 in 2008 from $355,842 in 2007, a decrease of $23,709 or 7.5%. Product development expenses decreased in 2008 due to lower costs relating to the development of several new products. Dataloggers and water level sensors are the primary components of hydro-meteorological systems and we are continuously improving these products as well as developing new products in order to maintain and improve our competitive position.

INTEREST INCOME AND EXPENSE, NET

Due to our cash position, we did not use its line of credit during the third quarter of 2008. We had net interest income of $22,224 in 2008 as compared to net interest income of $24,668 in 2007.

INCOME TAXES

Income taxes decreased 80% in 2008 to $150,000 from $735,000 in 2007. Taxes as a percentage of revenue were 3.4% in 2008 as compared to 11.1% in 2007. The provisions for income taxes represent effective tax rates of approximately 44.5% in 2008 and 37.6% in 2007, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

                                                            Nine Months Ended September 30,
                                                     2008          2008          2007          2007
                                                 ------------     ------     ------------     ------
Net sales and revenues                           $ 12,239,838      100.0%    $ 13,971,836      100.0%
Cost of sales and revenues                          7,865,910       64.3        8,041,655       57.6
                                                 ------------     ------     ------------     ------
Gross profit                                        4,373,928       35.7        5,930,181       42.4
Selling, general and administrative expenses        2,497,538       20.4        2,477,581       17.7
Research and Development expenses                     908,376        7.4          940,704         6.7
                                                 ------------     ------     ------------     ------
Operating income                                      968,014        7.9        2,511,896       18.0
                                                 ------------     ------     ------------     ------
Interest (income) expense                              88,653         .7           73,816         .5
                                                 ------------     ------     ------------     ------
Income before  income taxes                         1,056,667        8.6        2,585,712       18.5
Income taxes (benefit)                                364,000        3.0          934,000        6.7
                                                 ------------     ------     ------------     ------
Net income                                       $    692,667        5.6%    $  1,651,712       11.8%
                                                 ============     ======     ============     ======

NET SALES AND REVENUES

Our net sales and revenues for the nine months ended September 30, 2008 decreased 12% to $12,239,838 from $13,971,836 in 2007. Overall domestic revenues decreased 12% to $7,557,168 in 2008 versus $8,590,425 in 2007 while international revenues decreased 13% to $4,682,670 in 2008 versus $5,381,411 in 2007, primarily due to decreased project work both domestically and internationally. Net sales and revenues are broken down between our operating divisions or profit centers which include the HydroMet Products Division, the Integrated Services Division which includes Special Projects, the Hydrological Services Division, Airport Weather Systems Division and Sutron India Operations.

The HydroMet Products Division had a revenue decrease of 11% to $6,669,084 from $7,481,684 in 2008 due to decreased international shipments. Integrated Systems Division revenues decreased 9.5% to $3,822,842 from $4,222,476 in 2007 due to decreased domestic project revenues. Revenues from the Hydrological Services Division decreased 26% to $1,195,480 from $1,625,059 in 2007 due to decreased project activity. Airport Weather Systems Division revenues increased to $427,541 in 2008 as compared to $75,425 in 2007 due to AWOS project shipments to Vietnam and Kenya. Sutron India Operations had a net sales and revenue decrease of 78% to $124,891 in 2008 from $567,193 in 2007 due to the Central Water Commission (CWC) of India contract being in the warranty period and near completion.

Customer orders or bookings for the first nine months of 2008 were approximately $10,401,000 as compared to approximately $20,689,000 for the first nine months of 2007, a 50% decrease. Our backlog of orders at September 30, 2008 was approximately $8,700,000. The backlog total as of September 30, 2007 was approximately $10,275,000. We anticipate that approximately 40% of our backlog as of September 30, 2008 will be shipped in 2008.

COST OF SALES AND REVENUES

Cost of sales as a percentage of revenues was 64.3% in 2008 as compared to 57.6% in 2007. The increase in cost of sales is attributed to changes in the product mix that resulted in projects with lower standard product content. Projects that do not have high standard product content do not carry as high margins as those consisting primarily of standard products. In 2008, we had higher costs of sales due to project work that had lower standard product content and lower margins. In 2007, the shipments to China for the Three Gorges Dam project and to Washington International Group had high content of standard products and higher margins. Foreign currency losses for the nine months ended September 30, 2008 were approximately $145,000 as compared to a gain of approximately $159,000 in same period of 2007.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased to $2,497,538 in 2008 from $2,477,581in 2007, an increase of $19,957 or 1%. The increase is primarily due to increased sales and marketing activities in India.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased to $908,376 in 2008 from $940,704 in 2007, a decrease of $32,328 or 3%. Our SatLink2 Transmitter/Logger, our Xpert / XLite Dataloggers, our Water Level Sensors and our Tides Systems are the primary components of our hydro-meteorological systems and we are continuously improving these products as well as developing new products in order to maintain and improve our competitive position.

INTEREST INCOME AND EXPENSE, NET

Due to our cash position, we did not use our line of credit during the nine months ended September 30, 2008. We had net interest income in 2008 of $88,653 as compared to net interest income of $73,816 in 2007.

INCOME TAXES

Income taxes decreased 61% in 2008 to $364,000 from $934,000 in 2007 due to the decrease in operating income. Taxes as a percentage of revenue were 3% in 2008 as compared to 6.7% in 2007. The provisions for income taxes represent effective tax rates of approximately 34.4% in 2008 and 36.1% in 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash equivalents were $5,106,823 at September 30, 2008 compared to $5,299,904 at December 31, 2007. Working capital increased to $12,383,574 at September 30, 2008 compared with $11,563,550 at December 31, 2007.

Net cash provided by operating activities was $829,193 for the nine months ended September 30, 2008 as compared to cash provided by operating activities of $1,044,032 for the nine months ended September 30, 2007. The decrease is primarily due to the decrease in operating income.

Net cash used by investing activities was $968,813 for the nine months ended September 30, 2008 as compared to cash used by investing activities of $7,270 for the nine months ended September 30, 2007. The increase is due to an increase in restricted cash in 2008 related to a performance bond issued to the Ministry of Energy and Water in Afghanistan.

Net cash used by financing activities was $3,214 for the nine months ended September 30, 2008 as compared to net cash provided by financing activities of $37,492 for the nine months ended September 30, 2007. The decrease is due to proceeds from the exercise of employee stock options being down in 2008 as compared to 2007.

We have a revolving credit facility of $3,000,000 with BB&T Bank. We are permitted to borrow based on accounts receivable and inventory according to pre-established criteria. The credit facility expires on August 5, 2009 and is secured by substantially all or our assets. Borrowings bear interest at the bank's prime rate. During the first nine months ended of 2008, there were no borrowings on the line of credit. We frequently bid on and enter into international contracts that require bid and performance bonds. At September 30, 2008 and December 31, 2007, a commercial bank had issued standby letters of credit in the amounts of $1,053,580 and $1,652,818, respectively that served as either bid or performance bonds. The amount available to borrow under the line of credit was reduced by these amounts.

Management believes that our existing cash resources, cash flow from operations and short-term borrowings on the existing credit line will provide adequate resources for supporting operations during fiscal 2008.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

(a)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of September 30, 2008, the end of the fiscal period covered by this report on Form 10-Q. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission ("SEC") rules and forms.

(b)  CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Various legal claims can arise from time to time in the normal course of business, which claims, in the opinion of management, will have no material effect on our financial statements.

ITEM 5.  OTHER INFORMATION

On July 31, 2008, the Board of Directors, based on the recommendation of the compensation committee, approved independent director's compensation as follows:

     1.   Annual Retainer: $10,000
     2. Annual Stock Option: 5,000 shares of non-qualified stock that vest over one year from date of election with stock option being dated as of date of election. Option exercise price is closing sales price of a share of stock reported on the NASDAQ in accordance with Sutron Amended and Restated 2002 Stock Plan as filed with SEC
     3. Board Meeting Attendance: $1,500 in person and$1,000 by telephone participation
     4. Committee Meeting Attendance: $1,500 in person and $1,000 by telephone participation

     5.   Audit Committee Chair Retainer: $5,000 per year
     6.   Other Committee Chair Retainer: $3,000 per year
     7. Out of pocket expenses: Reimbursed at actual cost relative to performance as members of the Board of Directors

Independent Directors receiving stock options as of their election date of May 14, 2008 are Mr. Andrew Lipman, Mr. Leland Phipps and Mr. Robert Roberts, Jr.


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



                                           Sutron Corporation
                                           ----------------------------
                                           (Registrant)


November 14, 2008                          /s/ Raul S. McQuivey
----------------------                     ----------------------------
Date                                       Raul S. McQuivey
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


November 14, 2008                          /s/ Sidney C. Hooper
----------------------                     ----------------------------
Date                                       Sidney C. Hooper
                                           Chief Financial Officer and Treasurer
                                           (Principal Accounting Officer)