Form 10-K
period 2008-12-31
SUTRON CORP
filed 2009-03-31
CIK 728331

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
              OF 1934 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) for the Exchange Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):


Large accelerated filer |_|                 Accelerated filer         |_|
Non-accelerated filer   |_|                 Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  |_| No  |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of $4.21 as reported by the NASDAQ Stock Market, Inc. for the Registrant's Common Stock as of March 27, 2009, was $15,227,098.

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of March 27, 2009 was 4,570,632.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrants' Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders, which will be filed within 120 days after the end of the year covered by this Form 10-K, are incorporated in Part III as set forth herein.
================================================================================

                               SUTRON CORPORATION

                                TABLE OF CONTENTS

PART I
--------------------------------------------------------------------------------
Item 1.   Business                                                             4
Item 1A   Risk Factors                                                         9
Item 1B   Unresolved Staff Comments                                           12
Item 2.   Properties                                                          12
Item 3.   Legal Proceedings                                                   12
Item 4.   Submission of Matters to a Vote of Security Holders                 12


PART II
--------------------------------------------------------------------------------
Item 5.   Market for Registrant's Common Equity, Related
            Stockholder Matters and Issuer Purchases of Equity Securities     12
Item 6.   Selected Financial Data                                             14
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           15
Item 7A   Quantitative and Qualitative Disclosures about Market Risk          22
Item 8.   Financial Statements and Supplementary Data                         23
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosures                                         40
Item 9A   Controls and Procedures                                             40
Item 9B   Other Information                                                   41


PART III
--------------------------------------------------------------------------------
Item 10.  Directors, Executive Officers and Corporate Governance              41
Item 11.  Executive Compensation                                              41
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters                        41
Item 13.  Certain Relationships, Related Transactions and
            Directors Independence                                            41
Item 14.  Principal Accountant Fees and Services                              41


PART IV
--------------------------------------------------------------------------------
Item 15.  Exhibits and Financial Statement Schedules                          42


SIGNATURES                                                                    43

                                     PART I

                   NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Form 10-K includes forward-looking statements regarding our expected future financial position, results of operations, cash flows, financing plans, business strategy, products and services, competitive positions, growth opportunities, plans and objectives of management for future operations. Statements that include words such as "anticipate," "if," "believe," "plan," "estimate," "expect," "intend," may," "should" and other similar expressions are forward-looking statements. All forward-looking statements involve risks, uncertainties and contingencies which may cause actual results, performance, or achievements to differ materially from anticipated results, performance, or achievements. Factors that may cause actual results to differ materially from those in the forward-looking statements include those discussed under "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. All forward-looking statements speak only to events as of the date on which the statements are made. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date on which the statement is made.

ITEM 1 - BUSINESS

Sutron Corporation was incorporated on December 30, 1975 under the General Laws of the Commonwealth of Virginia. Our headquarters is located at 21300 Ridgetop Circle, Sterling, Virginia 20166, and the telephone number at that location is
(703) 406-2800. We maintain a worldwide web address at www.sutron.com. The information contained on our website is not incorporated by reference into this Form 10-K and shall not be considered a part of this Form 10-K.

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

Our ongoing, principal strategic business units consist of the Hydromet Products Division, the Integrated Systems Division, the Hydrological Services Division and our India operations that consist of a branch office and a wholly owned subsidiary, Sutron Hydromet Systems Private Limited. The Integrated Services Division includes the results of providing airport weather systems and special projects due to similarity of services and due to these units not being significant in terms of size and volume. Each unit includes a range of products and services designed to meet the specific needs of a particular customer segment. Our India branch office was established in 2004 to comply with India tax laws and the India wholly owned subsidiary was established in 2005 in order to gain access to the local market. On December 31, 2008, we purchased the assets of Ilex Engineering located in Columbia, Maryland, a provider of DOMSAT systems, custom software and engineering services.

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

The Integrated Systems Division provides system integration services consisting of the design, integration, and installation and commissioning of customer-specific configurations and software applications for hydrological and meteorological monitoring and control systems. The division is also responsible for the sale of our XConnect database systems software and long-term software support for XConnect users. This software capability allows us to provide turnkey hydrological and meteorological systems to a variety of users. Projects may range in size from one station to hundreds of stations. Projects usually require design, equipment integration, software application development, installation, training and commissioning. Projects can range in duration from several days to twelve months depending on the scope and complexity of the system.

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

Special projects are customer funded projects for the development of specific products or systems. Special projects vary in size, complexity and duration. We received one Small Business Innovation Research (SBIR) contract in 2007. The SBIR was to continue to develop and test a prototype (preliminary design and specifications) for a "DCPI Low Power and Low Cost Command Receiver". The new DCPI (Data Collection Platform with Interrogate Capability) employing DS-CDMA RF transmission techniques will allow two-way communication through the GOES Satellite System and other geostationary satellite systems. We anticipate completing this project in 2009.

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

Our India Operations consist of a Branch Office that was established early in 2004 in order to comply with India tax law and to perform work on an annual maintenance contract that was received from the Central Water Commission of India (CWC) in July 2004. In February 2005, we established Sutron HydroMet Systems Private Limited, a wholly owned subsidiary, in order to bid on National tenders. Our India Operations procures local goods for projects and performs systems integration, civil works construction, installation, commissioning and maintenance. Our India Operations maintains over 260 remote automatic real-time hydromet monitoring stations in India under contracts with the CWC and with the Government of Andhra Pradesh.

On December 31, 2008, we purchased the assets of Ilex Engineering, Inc., a provider of DOMSAT systems, custom software and engineering services, located in Columbia, Maryland. Ilex's customers are primarily the same government agencies as ours including the U.S. Army Corps of Engineers, U.S. Geological Survey, National Oceanic and Atmospheric Administration (NOAA), National Weather Service and U.S. Bureau of Reclamation. The acquisition is expected to strengthen our position in the GOES data collection services market and global satellite market. The purchase price was approximately $575,000. The excess of the purchase price over the fair value of assets purchased in the amount of approximately $570,000 was recorded as goodwill. Goodwill represents the excess of cost of the acquired net assets over the net amounts assigned to assets acquired and liabilities assumed. Goodwill is not amortized, but rather evaluated for impairment each year. Impairment exists when the carrying amount of goodwill exceeds its implied fair value.

SALES AND MARKETING

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

CUSTOMERS

During 2008, approximately 33% of our products and services were sold to the Federal Government. Net sales and revenues in 2008 among the various agencies were as follows: Department of the Interior, 19%; Department of Commerce, 6% and Department of Defense, 8%. The revenues from the Department of the Interior were among the U.S. Geological Survey and the Bureau of Reclamation. The revenue from the Department of Defense was primarily from the U.S. Army Corps of Engineers. The revenue from the Department of Commerce was from sales of tides systems and spares to NOS and SatLink2 Transmitters to the National Data Buoy Center. The loss of any significant portion of our sales to any major customer, the loss of a single major customer or budgetary constraints of any one of our major customers could have a material adverse effect on our business and financial results.

We also performed on various contracts of foreign origin. Revenues from foreign customers amounted to approximately 42% of revenues in 2008, 40% of revenues in 2007 and 36% of revenues in 2006.

RESEARCH AND DEVELOPMENT

During the three years ended December 31, 2008, 2007, and 2006, we incurred expenses of $1,228,661, $1,293,207 and $1,358,624, respectively, on activities relating to the development of new products and enhancements and improvements of existing products.

In 2008, we focused on enhancements to the Xpert datalogger and to the SatLink2 Transmitter/Logger. We developed a total precipitation gage upgrade kit for the National Weather Service that resulted in a contract award of approximately $765,000 in September 2008. We also performed work on a Small Business Innovation Research (SBIR) contract in the amount of approximately $400,000 that was received in 2007. The SBIR was to continue to develop and test a prototype (preliminary design and specifications) for a "DCPI Low Power and Low Cost Command Receiver". The new DCPI (Data Collection Platform with Interrogate Capability) employing DS-CDMA RF transmission techniques will allow two-way communication through the GOES Satellite System and other geostationary satellite systems. We anticipate that the prototype will be delivered in May 2009.

PATENTS, TRADEMARKS, COPYRIGHTS AND AGREEMENTS

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

We received an ISO 9001 certification on March 12, 1999 and an ISO 9001:2000 certification on August 13, 2003. We continued to be certified during fiscal year 2008.

GOVERNMENT REGULATION

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

EMPLOYEES

As of December 31, 2008, we and our wholly owned subsidiary had a total of 85 employees, of which 80 were full time. We also from time to time employ part-time employees and hires independent contractors. Our employees are not represented by any collective bargaining agreement and we have never experienced a work stoppage. We believe that our employee relations are good.

BACKLOG

At December 31, 2008, our backlog was approximately $7,239,000 as compared with approximately $11,099,000 at December 31, 2007. We anticipate that 70% of our 2008 year-end backlog will be shipped in 2009. An economic downturn may result in increased cancellation of orders, which could have a material adverse effect on our ability to convert our backlog into revenues.

ITEM 1A - RISK FACTORS

The following are certain risk factors that could impact our business, financial results and results of operations. Investing in our Common Stock involves risks, including those described below. The risk factors below, among others, should be considered by prospective and current investors in our Common Stock before making or evaluating an investment in our securities. These risk factors could cause actual results and conditions to differ materially from those projected herein.

OUR DEPENDENCE ON GOVERNMENT BUSINESS COULD ADVERSELY AFFECT OUR OPERATING
RESULTS

Contracts and purchase orders with agencies of the United States government and various state and local governments represented approximately 46% of our revenues in fiscal year 2008. The success of our business is therefore materially dependent on governmental agencies. Companies engaged in government business are subject to certain unique risks not shared by the general commercial sector. Among these risks are:

     o a competitive procurement process with no guaranty of being awarded contracts;


     o dependence on congressional appropriations and administrative allotment of funds;

     o policies and regulations that can be changed at any time by Congress or a presidential administration;

     o changes in and delays or cancellations of government programs or requirements; and

     o some contracts with Federal, state and local government agencies require annual funding and may be terminated at the agency's discretion.

A reduction or shift in spending priorities by government agencies could limit or eliminate the continued funding of our existing government contracts. These reductions or shifts in spending, if significant, could have a material adverse effect on our business.

OUR DEPENDENCE ON INTERNATIONAL SALES INVOLVES SIGNIFICANT RISK

Sales and services to customers outside the United States accounted for approximately 42%, 40% and 36% of our sales for fiscal 2008, 2007 and 2006, respectively. We expect that our non-U.S. sales and services will continue to grow and account for a higher percentage of overall future revenues. International business operations may be adversely affected by many factors, including fluctuations in exchange rates, imposition of government controls, trade restrictions, political, economic and business events and social and cultural differences. Our contract with the Ministry of Energy and Water in Afghanistan could be impacted by security issues. If stations cannot be installed in certain areas of the country due to security issues, this could result in a reduction in the scope of work and in the contract value. Contract backlog on this project at December 31, 2008 was approximately $1,884,000.

INTENSE COMPETITION CAN ADVERSELY AFFECT OUR OPERATING RESULTS

The hydro-meteorological monitoring equipment and systems market is intensely competitive. Significant competitive factors include price, technical capabilities, quality, automation, reliability, product availability and customer service. We face competition from established and potential new competitors, many of whom have greater financial, engineering, manufacturing and marketing resources than us. New products offered by our competitors could cause a decline in our revenue or a loss of market acceptance of our existing products and services. Increased competitive pressure could also lead to intensified price-based competition. Price-based competition may result in lower prices, adversely affecting our operating results.

THE VARIABILITY OF OUR QUARTERLY OPERATING RESULTS CAN BE SIGNIFICANT


Our future revenues and operating results may vary significantly from quarter-to-quarter as a result of a number of factors, many of which are outside our control. These factors include the relatively large size of project or tender business, unpredictability in the number and timing of international sales, length of the sales cycle, delays in installations and changes in customer's financial condition or budgets.

MANAGING COSTS WHILE PLANNING FOR GROWTH WILL BE CRITICAL We believe that we must expand our technical workforce to develop new products, enhance existing products and serve the needs of our existing and anticipated customer base. Our ability to successfully expand our operations will depend, in large part, upon our ability to attract and retain highly qualified employees. Our ability to manage our planned growth effectively also will require that we continue to (1) improve our operational, management, and financial systems and controls, (2) train, motivate, and manage our employees and (3) increase our operating expenses in anticipation that our new products will increase future revenues.

TECHNOLOGICAL CHANGES MAY MAKE OUR PRODUCTS OBSOLETE OR RESULT IN DECREASED PRICES OR INCREASED EXPENSES

Technological changes may make our services or products obsolete. Advances in technology may lead to significant price erosion for products. Our success will depend in part on our ability to develop and offer more advanced products in the future, to anticipate both future demand and the technology to supply that demand, to enhance our current products and services, to provide those products and services at competitive prices on a timely and cost-effective basis and to achieve market acceptance of those products and services. To accomplish these goals, we may be required to incur significant engineering expenses. As new products or services are introduced, we may experience warranty claims or product returns. We may not be able to accomplish these goals correctly or timely enough. If we fail in our efforts, our products and services may become less competitive or obsolete.

WE DO NOT RELY ON PATENTS TO PROTECT OUR PRODUCTS OR TECHNOLOGY

We do not rely on patent or trade secret protection for our products or technology. Competitors may develop technologies similar to or more advanced than ours. We treat our products, real-time networks, technology and software as proprietary and rely on trade secret laws and internal non-disclosure safeguards rather than making our designs and processes generally available to the public by applying for patents. We cannot assure that our current or future products will not be copied or will not infringe on the patents of others. Moreover, the cost of litigation of any claim or damages resulting from infringement of patents or other intellectual property could adversely affect our business, financial condition and results of operations.

WE MAY INCUR LOSSES DUE TO FOREIGN CURRENCY FLUCTUATIONS

Portions of our revenue are denominated in India rupees. Consequently, a portion of our costs, revenue and operating margins may be affected by fluctuations in exchange rates, primarily between the U.S. dollar and the India rupee. We recognized a foreign currency loss of approximately $180,000 in 2008, a foreign currency gain of approximately $179,000 in 2007 and a foreign currency loss of approximately $23,000 in 2006 due to intercompany payable balances owed to us by our India entities. Fluctuations between the U.S. dollar and the India rupee may have a material adverse effect on our financial results.

ACQUISITION AND INTEGRATION OF NEW BUSINESSES COULD DISRUPT OUR ONGOING BUSINESS, DISTRACT MANAGEMENT AND EMPLOYEES, INCREASE OUR EXPENSES OR ADVERSELY AFFECT OUR BUSINESS

A portion of our future growth may be accomplished through the acquisition of other businesses. The success of those acquisitions will depend, in part, on our ability to integrate the acquired personnel, operations, products, services and technologies into our organization, to retain and motivate key personnel of the acquired entities and to retain the customers of those entities. We may not be able to identify suitable acquisition opportunities, obtain financing on acceptable terms to bring the acquisition to fruition or to integrate such personnel, operations, products or services. The process of identifying and closing acquisition opportunities and integrating acquisitions into our operations may distract our management and employees, disrupt our ongoing business, increase our expenses and materially and adversely affect our operations. We may also be subject to certain other risks if we acquire other entities, such as the assumption of additional liabilities. We may issue additional equity securities or incur debt to pay for future acquisitions.

WE DO NOT HAVE CONTRACTS WITH KEY SUPPLIERS

We have no written contracts with any of our suppliers. Our suppliers may terminate their relationships with us at any time without notice. There can be no assurance that we will be able to find satisfactory replacement suppliers or that new suppliers will not be more expensive than the current suppliers if any of our suppliers were to terminate their relationship with us.

WE ARE HIGHLY DEPENDENT ON KEY PERSONNEL

Our success has depended, and to a large extent will depend, on the continued services our key senior executives, and engineering, marketing, sales, production and other personnel. We do not have an employment agreement with any of our key personnel with one exception. The loss of these key personnel, who would be difficult to replace, could harm our business and operating results. Competition for management in our industry is intense and we may be unsuccessful in attracting and retaining the executive management and other key personnel that we require.

ITEM 1B - UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2 - PROPERTIES

Our corporate headquarters are located at 21300 Ridgetop Circle, Sterling, Virginia. We lease this 17,000 square foot facility and it contains our administrative offices, sales and marketing offices and manufacturing facilities. The lease expires in March 2009. We lease an additional 7,000 square feet of space in Sterling, Virginia for our Research and Development group and Integrated Services Division. The lease for this facility expires in March 2009 as well. We will lease both facilities after March 31, 2008 and until May 31, 2009 after which we will move into our new headquarters and manufacturing facility in Sterling, Virginia.

We lease 2,850 square feet of office and warehouse space in West Palm Beach, Florida. The three-year lease expires in August 2011. The Hydrological Services division uses this space which consists of both office and warehouse space. The Hydrological Services Division also occupies 800 square feet of leased office space in Lakeland, Florida. The lease expires in November 2009. This space is used for sales and marketing and engineering offices.

We entered into lease agreements for office space and furniture in New Delhi, India in September 2006. The three-year leases expire in August 2009. The India branch office and wholly owned subsidiary use this space for offices.

We entered into a ten year lease for a new headquarters and manufacturing facility on November 13, 2008, that commences on June 1, 2009. We will lease approximately 27,800 square feet at our new building. The new space will allow us to combine all our Virginia operations into one facility. We anticipate moving into the new space in May 2009. We believe that our facilities are adequate for our present needs and that our properties are in good condition, well maintained and adequately insured.

ITEM 3 - LEGAL PROCEEDINGS

Various legal claims can arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on our financial statements. We have been named in a compensation claim under the Indian Anti-Trust Law that has pending before The Monopolies and Restrictive Trade Practices Commission in New Delhi, India since 2005. Management believes that the case is unsubstantiated and intends to vigorously defend itself.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock trades on the Nasdaq Capital Market (formerly the Nasdaq SmallCap Market) under the symbol "STRN". The table below sets forth the high and low sales prices for the periods shown.

     FISCAL YEAR ENDED DECEMBER 31, 2007                     HIGH         LOW
     --------------------------------------------------------------------------
     First Quarter                                         $   9.85     $  6.28
     Second Quarter                                        $  10.51     $  6.20
     Third Quarter                                         $   9.60     $  8.05
     Fourth Quarter                                        $  12.94     $  8.14

     FISCAL YEAR ENDED DECEMBER 31, 2008
     --------------------------------------------------------------------------
     First Quarter                                         $  10.81     $  5.75
     Second Quarter                                        $   8.31     $  6.18
     Third Quarter                                         $   7.95     $  3.33
     Fourth Quarter                                        $  10.30     $  2.83


STOCKHOLDERS

On March 27, 2009, there were approximately 815 stockholders of record.


DIVIDEND POLICY
We have never declared or paid a dividend on our common stock. We intend to retain future earnings to fund development and growth of our business.

STOCK PERFORMANCE GRAPH

The graph below compares our cumulative total shareholder return of the Common Stock of the Company with the cumulative total return on the NASDAQ Composite Index and the NASDAQ Computer Index for the five year period ending December 31, 2008. The graph assumes an investment of $100 on December 31, 2003 when the closing price was $.65 per share and reinvestment of any dividends. The comparison in the graph is not intended to forecast future performance of Common Stock.


                            12/03      12/04       12/05       12/06       12/07      12/08
                            -----      -----       -----       -----       -----      -----
Sutron Corporation         $100.00   $1,464.62   $1,130.77   $1,047.69   $1,633.85   $684.62

NASDAQ Composite Index     $100.00     $109.16     $111.47     $123.05     $140.12   $ 84.12

NASDAQ Computer Index      $100.00     $103.54     $106.96     $114.24     $139.21   $ 74.21

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth consolidated financial data with respect to Sutron Corporation for each of the five years in the period ended December 31, 2008. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K.

                                                        (In thousands, except earnings per share data)
                                                                  Years Ended December 31,
                                                     2008      2007          2006        2005        2004
-----------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
Revenues                                            $15,941     $18,868     $19,407     $15,434     $16,679
Operating income                                        635       3,043       3,055       2,203       3,010
Net Income                                              524       2,067       2,450       1,470       1,902
Basic earnings per share                                .12         .46         .56         .34         .44
Diluted earnings per share                              .10         .41         .51         .30         .38
Shares used in computing basic per share data         4,550       4,513       4,342       4,292       4,290
Shares used in computing diluted per share data       5,052       4,982       4,811       4,933       4,951
-----------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
Cash                                                 $4,490      $5,434      $1,677      $2,095      $1,419
Working capital                                      11,745      11,564       9,505       6,844       5,352
Total assets                                         15,049      14,631      13,450       9,847       8,756
Long-term debt, including current portion                 3          40          88         137         115
Stockholders' equity                                 12,724      12,156      10,009       7,322       5,852
Cash dividends declared                                 --          --          --          --          --

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR DISCLAIMER ON "FORWARD-LOOKING STATEMENTS," "ITEM 1 - BUSINESS," "ITEM 1A - RISK FACTORS," "ITEM 6 - SELECTED FINANCIAL DATA" AND CONSOLIDATED FINANCIAL STATEMENTS, THE NOTES TO THOSE STATEMENTS AND OTHER FINANCIAL INFORMATION CONTAINED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

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

We are beginning fiscal year 2009 with a backlog of approximately $7,239,000 as compared to beginning fiscal year 2008 with a backlog of approximately $11,099,000. We estimate that approximately 70% of our December 31, 2008 backlog will convert to revenue in 2009. We anticipate that we will continue to experience significant quarterly fluctuations in our sales and revenues in 2009. Operating results will depend upon the product mix and upon the timing of project awards.

International sales, which totaled 42% of revenues for 2008, continue to constitute a more significant portion of our revenues. We expect international revenues to grow as a percentage of our total business. International sales are however difficult to forecast and international awards are frequently delayed due to governmental approvals. Our contract with the Ministry of Energy and Water in Afghanistan could be impacted by security issues. If stations cannot be installed in certain areas of the country due to security issues, this could result in a reduction in the scope of work and in the contract value. Contract backlog on this project at December 31, 2008 was approximately $1,884,000. We are committed to our airport weather systems business which only competes internationally although we compete against established firms with more experience.

Our domestic business is highly dependent upon government business. Contracts and purchase orders with Federal, state and local government agencies represented approximately 46% of our 2008 revenues. Due to economic conditions in 2008, we believe that competition was more price-based and that some projects were delayed due to funding issues. We are closely following the federal economic stimulus plan. We believe that we will benefit from increased future spending on water resources projects. We believe that this will result in major customer orders in 2009 and 2010 from our federal and state customers. We are committed to growing our hydrological services however our primary customer in Florida has expanded the pool of qualified contractors on all our contracts. We therefore must expand our business outside of SFWMD. We also hope to sell significantly more standard products through our Hydrological Services which was a primary reason for setting up operations in Florida. We have added the Ilex Division through our purchase of Ilex Engineering on December 31, 2008. We believe that Ilex will help us compete better in the GOES data collection services market and global satellite market, both domestically and internationally.

We are committed in our ongoing sales, marketing and research and development activities to sustain and grow our sales and revenues from our products and services. We expect our sales and marketing, research and development and general and administrative expenses to increase moderately in 2009 as compared to 2008.

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

REVENUE RECOGNITION - Our revenue recognition policy is consistent with the requirements of Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," Statement of Position No. 97-2 (SOP 97-2), "Software Revenue Recognition," and other applicable revenue recognition guidance and interpretations. In general, we record revenue when it is realized, or realizable, and earned. We consider these requirements met when persuasive evidence of an arrangement exists, the products or services have been provided to the customer, the sales price is fixed or determinable and collectability is reasonably assured. Our revenue reflects reductions attributable to discounts and customer returns.

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


RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, certain income statement data of the Company expressed as a percentage of revenues:

                                                       Year Ended December 31,
                                                      2008      2007      2006
                                                     ------    ------    ------

     Net sales and revenues                           100.0%    100.0%    100.0%
     Cost of sales and revenues                        66.3      59.5      62.1
                                                     ------    ------    ------
     Gross profit                                      33.7      40.5      37.9
     Selling, general and administrative expenses      22.0      17.6      15.1
     Research and Development expenses                  7.7       6.8       7.1
                                                     ------    ------    ------
     Operating income                                   4.0      16.1      15.7
     Interest income (expense)                           .7        .6       .4
                                                     ------    ------    ------
     Income before  income taxes                        4.7      16.7      16.1
     Income taxes (benefit)                             1.4       5.8       3.5
                                                     ------    ------    ------
     Net income                                         3.3%     10.9%     12.6%
                                                     ======    ======    ======

FISCAL 2008 COMPARED TO FISCAL 2007

NET SALES AND REVENUES

Net sales and revenues for 2008 decreased 16% to $15.9 million from $18.9 million in 2007. The decrease was due to decreased revenues from sales of standard products and to decreased project activity. Revenues are reported internally by principal operating division or profit center consisting of the Hydromet Products Division, the Integrated Services Division, which includes airport weather systems and special projects that are funded R&D activities, the Hydrological Services Division and Sutron's India Operations. The Hydromet Products Division, which is responsible for sales of standard products, experienced a revenue decrease of 14% to $8.6 million from $10 million in 2007. Integrated Systems revenue decreased 8% to $5.8 million from $6.3 million in 2007. Revenues from the Hydrological Services Division decreased 31% to $1.36 million from $2.0 million in 2007. Revenues from our India Operations decreased 69% to $176 thousand as compared to $572 thousand in 2007.

Domestic net sales and revenues for 2008 decreased 19% to $9.2 million from $11.3 million in 2007. Net sales and revenues from standard products decreased to $6.8 million in 2008 from $7.7 million in 2007 due primarily to decreased orders from our federal customers. Net sales and revenues from Integrated Systems decreased to $1.2 million compared to $1.6 million in 2007, due to two projects awarded to us totaling approximately $400 thousand with the State of New Mexico being put on hold until land rights issues are resolved. Our Integrated Systems experienced a decrease in project awards in 2008 as well. Net sales and revenues from Hydrological Services decreased to $1.4 million from $2.0 million in 2007. As a result of investigations of our former Hydrological Services Vice President in both 2007 and 2008 by SFWMD, our largest customer in Florida, several large contracts were delayed resulting in decreased work orders. One of these contracts was awarded in December 2007 however the number of approved contractors was expanded from four in the previous contract to nine in the current contract. The other contract was not awarded until October 2008. Due to the resolution of SFWMD's investigations and the contract awards, we anticipate that our revenues will increase significantly in 2009 over 2008.

International net sales and revenues decreased 11% to $6.7 million in 2008 from $7.5 million in 2007. Net sales and revenues from standard products decreased to $1.8 million from $2.3 million in 2007. We shipped approximately $900 thousand of standard products to customers in China in 2007 for water-level stations relating to the Three

Gorges Dam. We did not receive any similar orders in 2008 but anticipate significant orders in 2009 for water-level stations for the Three Gorges Dam. Net sales and revenues from Integrated Systems were flat at $4.7 million. In 2008, Integrated Systems recognized revenues that totaled $3.0 million from a contract with the Ministry of Energy and Water in Afghanistan to provide and install 174 stream monitoring stations. We anticipate that this contract will be completed in 2009 however security concerns may result in some installations being cancelled. Net sales and revenues from our India Operations decreased 69% to $176 thousand as compared to $572 thousand in 2007. Our India Operations bid on some substantial projects in 2008, totaling over $30 million, but was underbid by more than 40% on each. To date, our competitors have not delivered their systems to the customers. 2008 revenues were primarily from annual maintenance contracts. The renewal of several annual maintenance contracts was also delayed in 2008 resulting in decrease maintenance revenues.

The Department of the Interior, the principal agencies being the US Geological Survey and the Bureau of Reclamation, was our largest customer accounting for 19% and 21% of total revenues in years 2008 and 2007, respectively. Federal government revenues were 33% in both 2008 and 2007. State and local government, commercial and international revenues represented 67% of revenues in 2008 and 2007.

COST OF SALES AND REVENUES

Cost of sales as a percentage of revenues increased to 66.3% for 2008 compared to 59.5% for 2007. The increase reflects changes in sales volume, product mix and standard product content in projects. In 2008, our Hydromet Products Division had decreased standard product revenues that caused our manufacturing group to be less efficient and to incur lower fixed costs recovery. In 2008, our Integrated Systems Division's projects had less standard product content than in 2007 resulting in higher project costs as a percentage of revenue. In 2007, Integrated Services benefited from a $2.2 million order from Washington International Group for water level monitoring stations to be delivered to the Iraq Ministry of Water Resources. Although the Washington International Group order was a project award, most items were standard products. Standard products carry substantially higher margins than projects. Our Hydrological Services Division experienced a revenue decrease that resulted in higher cost absorption. We downsized personnel, leased space and vehicles but not sufficiently to offset the decrease in revenues. We do not anticipate additional reductions in 2009.

Cost of sales for both 2008 and 2007 include provisions for inventory obsolescence, physical inventory adjustments, inventory valuation adjustments and warranty provision adjustments. We continually pursue product cost reductions through continual review of procurement sourcing based on quality and cost goals, product value engineering and improvements in manufacturing processes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $3.5 million in 2008 as compared to $3.3 million in 2007. Selling, general and administrative expenses as a percentage of revenues increased to 22% in 2008 from 17.6% in 2007. We experienced higher general and administrative costs in 2008 due to increases in Board of Director annual retainers and fees, legal costs relating to our Ilex acquisition, audit fees and project management costs relating to the build-out of our new corporate headquarters and production facility. We experienced higher selling expenses in 2008 relating to our India operations and our Hydrological Services Division.

PRODUCT RESEARCH AND DEVELOPMENT EXPENSES

Product research and development expenses decreased to $1.23 million in 2008 from $1.29 million in 2007. Research and development expenses as a percentage of revenues increased to 7.7% in 2008 from 6.8% in 2007 which is attributable to the decrease in revenues. In 2008, we focused our product development on enhancements to the Xpert datalogger and to the SatLink2 Transmitter/Logger. We developed a total precipitation gage upgrade kit for the National Weather Service that resulted in a contract award of approximately $765,000 in September 2008. We also performed work on a Small Business Innovation Research (SBIR) contract in the amount of approximately $400,000 that was received in 2007. The SBIR was to continue to develop and test a prototype (preliminary design and specifications) for a "DCPI Low Power and Low Cost Command Receiver". The new DCPI (Data Collection Platform with Interrogate Capability) employing DS-CDMA RF transmission techniques will allow two-way communication through the GOES Satellite System and other geostationary satellite systems. We anticipate that the prototype will be delivered in May 2009.

INTEREST INCOME AND EXPENSE, NET

We earned net interest income of $108,391 in 2008 as compared with net interest income of $121,448 in 2007. Although our cash and cash equivalent balances were higher throughout 2008 as compared to 2007, the decrease in interest rates caused a decrease in net interest income.

INCOME TAXES

Income tax expense for 2008 was $219,000 compared to $1,098,000 for 2007. The provision for income taxes for 2008 represents an effective tax rate of approximately 29% compared with 34% for 2007.

FISCAL 2007 COMPARED TO FISCAL 2006

NET SALES AND REVENUES

Net sales and revenues for 2007 decreased 3% to $18.9 million from $19.4 million in 2006. The decrease was primarily due to decreased domestic project revenues. Revenues are reported internally by principal operating division or profit center consisting of the Hydromet Products Division, the Integrated Services Division, which includes airport weather systems and special projects that are funded R&D activities, the Hydrological Services Division and Sutron's India Operations. The Hydromet Products Division, which is responsible for sales of standard products, experienced a revenue increase of 9% to $10 million from $9.2 million in 2006. Integrated Systems revenue increased 2% to $6.3 million from $6.2 million in 2006. Revenues from the Hydrological Services Division decreased to $2.0 million from $2.2 million in 2006. Sutron's India Operations had decreased revenues of $572 thousand as compared to $1.8 million in 2006 due primarily to significant costs on a contract with the Central Water Commission to deliver, install, and provide training and commissioning on 168 rainfall monitoring stations being incurred in 2006 and therefore higher revenues being recognized in 2006 as compared to 2007.

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

The Department of the Interior, the principal agencies being the US Geological Survey and the Bureau of Reclamation, was our largest customer accounting for 21% and 17% of total revenues in years 2007 and 2006, respectively. State and local government, commercial and international revenues represented 67% of revenues in 2007 and 59% in 2006.

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

PRODUCT RESEARCH AND DEVELOPMENT EXPENSES

Product research and development expenses decreased to $1.29 million in 2007 from $1.36 million in 2006. Research and development expenses as a percentage of revenues decreased to 6.8% in 2007 from 7.1% in 2006. In 2007, product development focused on two water level sensors. The first was a radar water level sensor which is a precision water level measuring instrument that uses radar pulses without direct contact with the water surface. The second was a continuous flow bubbler system which operates in severe cold conditions. We also continued to focus on enhancements to the Xpert and XLite dataloggers that were upgraded in 2006 and released in 2007.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents was $3,705,475 at December 31, 2008 compared to $5,299,904 at December 31, 2007. Working capital increased to $11.7 million at December 31, 2008 compared with $11.6 million at December 31, 2007.

Net cash used by operating activities was $278,754 for the year ended December 31, 2008, compared to net cash provided by operating activities was $3,983,274 for the year ended December 31, 2007, and net cash used by operating activities of $430,148 for the year ended December 31, 2006. The decrease in net cash provided was due to a significant increase in income taxes receivable in 2008. Net cash provided by operating activities increased in 2007 as compared to 2006 due to a significant decrease in accounts receivable in 2007 as compared to an increase in accounts receivable in 2006. Net cash used by investing activities was $1,265,584 for the year ended December 31, 2008, compared to cash used by investing activities of $204,456 for the year ended December 31, 2007 and compared to cash used by investing activities of $45,885 for the year ended December 31, 2006. The decreases in 2008 resulted primarily from the purchases of Ilex Engineering and in restricted cash that was used to secure a performance bond given to the Ministry of Energy and Water in Afghanistan. Net cash used in 2007 and 2006 was primarily due to purchases of property and equipment.

Net cash used by financing activities was $9,041 for the year ended December 31, 2008. Net cash provided by financing activities was $37,306 for the year ended December 31, 2007 due to the proceeds from the exercise of employee stock options. Net cash provided by financing activities was $164,934 for the year ended December 31, 2006 due to the proceeds from the exercise of employee stock options.

We have a revolving credit facility of $3,000,000 with Branch Banking and Trust (BB&T). We are permitted to borrow based on accounts receivable and inventory according to pre-established criteria. The credit facility expires on August 5, 2009 and is secured by substantially all assets of the Company. Borrowings bear interest at the bank's prime rate. During 2008, there was no borrowing on the line of credit. We frequently bid on and enter into international contracts that require bid and performance bonds. At December 31, 2008 and 2007, BB&T had issued standby letters of credit in the amount of $1,010,238 and $1,652,818 that served as either bid or performance bonds. The amount available to borrow under the line of credit was reduced by these amounts.

Management believes that its existing cash resources, cash flow from operations and short-term borrowings on the existing credit line will provide adequate resources for supporting operations during fiscal 2009. Although there can be no assurance that our revolving credit facility will be renewed, management believes that, if needed, it would be able to find alternative sources of funds on commercially acceptable terms.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATE RISK

Although the majority or our sales, costs of sales and selling costs are transacted in U.S. dollars, a portion of our revenue is denominated in India rupees. Consequently, a portion of our revenues, costs and operating margins may be affected by fluctuations in exchange rates between the U.S. dollar and the India rupee. We recognized a foreign currency loss of approximately $180,000 in 2008, a foreign currency gain of approximately $179,000 in 2007 and a foreign currency loss of approximately $23,000 in 2006 due to intercompany payable balances owed to us by our Sutron India entities. Fluctuations between the U.S. dollar and the India rupee may have a material adverse effect on our financial results.

INTEREST RATE RISK

We currently invest our cash balances, in excess of our current needs, in an interest bearing savings account and in a certificate of deposit. We do not invest for the purposes of trading in securities. We do not use derivative financial instruments in our investments.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                SUTRON CORPORTION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Registered Public Accounting Firm                       24

Consolidated Balance Sheets at December 31, 2008 and 2007                     25

Consolidated Statements of Operations for the Years ended
December 31, 2008, 2007 and 2006                                              26

Consolidated Statements of Stockholders' Equity for the Years
ended December 31, 2008, 2007 and 2006                                        27

Consolidated Statements of Cash Flows for the Years ended
December 31, 2008, 2007 and 2006                                              28

Notes to Consolidated Financial Statements                                    29

                         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders
Sutron Corporation and Subsidiary
Sterling, Virginia

We have audited the accompanying consolidated balance sheets of Sutron Corporation and Subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sutron Corporation and Subsidiary as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.


                                          /s/ Thompson, Greenspon & Co., P.C.


Fairfax, Virginia
March 24, 2009

                        SUTRON CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                          DECEMBER 31,    DECEMBER 31,
                                                              2008            2007
                                                          ------------    ------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                            $  3,705,475    $  5,299,904
     Restricted cash and cash equivalents                      784,920         134,241
     Accounts receivable, net                                3,872,527       3,614,532
     Inventory                                               4,053,788       4,114,014
     Prepaid items and other assets                            302,633         477,754
     Income taxes receivable                                   983,875            --
     Deferred income taxes                                     308,000         312,000
                                                          ------------    ------------
         TOTAL CURRENT ASSETS                               14,011,218      13,952,445

PROPERTY AND EQUIPMENT, NET                                    372,745         579,282
                                                          ------------    ------------
OTHER ASSETS
     GOODWILL                                                  570,150            --
      OTHER ASSETS                                              95,057          99,308
                                                          ------------    ------------
         TOTAL ASSETS                                     $ 15,049,170    $ 14,631,035
                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                     $  1,200,721    $    823,114
     Accrued payroll                                           129,142         285,829
     Other accrued expenses                                    794,307         995,123
     Notes payable - current                                     2,765          38,381
     Billings in excess of costs and estimated earnings        139,117         246,448
                                                          ------------    ------------
         TOTAL CURRENT LIABILITIES                           2,266,052       2,388,895

LONG-TERM LIABILITIES
     Notes payable, net of current maturities                     --             2,075
     Deferred income taxes                                      59,000          84,000
                                                          ------------    ------------
         TOTAL LONG-TERM LIABILITIES                            59,000          86,075
                                                          ------------    ------------
         TOTAL LIABILITIES                                   2,325,052       2,474,970
                                                          ------------    ------------

STOCKHOLDERS' EQUITY
     Common stock                                               45,707          45,257
     Additional paid-in capital                              2,778,775       2,694,416
     Retained earnings                                      10,009,105       9,484,811
     Accumulated other comprehensive loss                     (109,469)        (68,419)
                                                          ------------    ------------
         TOTAL STOCKHOLDERS' EQUITY                         12,724,118      12,156,065
                                                          ------------    ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 15,049,170    $ 14,631,035
                                                          ============    ============

          See accompanying notes to consolidated financial statements.

                        SUTRON CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                    --------------------------------------------
                                                        2008            2007            2006
                                                    ------------    ------------    ------------
NET SALES AND REVENUES                              $ 15,941,328    $ 18,868,101    $ 19,406,638

COST OF SALES AND REVENUES                            10,566,685      11,219,321      12,055,829
                                                    ------------    ------------    ------------
               Gross profit                            5,374,643       7,648,780       7,350,809
                                                    ------------    ------------    ------------

OPERATING EXPENSES:
     Selling, general and administrative expenses      3,511,079       3,312,088       2,936,925
     Research and development expenses                 1,228,661       1,293,207       1,358,624
                                                    ------------    ------------    ------------
               Total operating expenses                4,739,740       4,605,295       4,295,549
                                                    ------------    ------------    ------------

               Operating income                          634,903       3,043,485       3,055,260

FINANCING INCOME, NET                                    108,391         121,448          68,394
                                                    ------------    ------------    ------------

               Income before income taxes                743,294       3,164,933       3,123,654

INCOME TAX EXPENSE                                      (219,000)     (1,098,000)       (674,000)
                                                    ------------    ------------    ------------
NET INCOME                                          $    524,294    $  2,066,933    $  2,449,654
                                                    ============    ============    ============

NET INCOME PER SHARE:

               Basic income per share               $        .12    $        .46    $        .56
                                                    ============    ============    ============

               Diluted income per share             $        .10    $        .41    $        .51
                                                    ============    ============    ============


          See accompanying notes to consolidated financial statements.

                        SUTRON CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

                                                                                       Accumulated
                                                          Additional                      Other
                              Common        Stock          Paid-In        Retained     Comprehensive
                              Shares       Par Value       Capital        Earnings     Income (Loss)      Total
                           ------------   ------------   ------------   ------------   ------------    ------------
BALANCES, DECEMBER 31,
2005                          4,294,551   $     42,946   $  2,312,230   $  4,968,224   $     (1,671)   $  7,321,729

Net income                         --             --             --        2,449,654           --         2,449,654

Cumulative translation
adjustment                         --             --             --             --          (11,496)        (11,496)
                                                                                                       ------------
Total comprehensive
income                                                                                                    2,438,158
                                                                                                       ------------
Stock based compensation           --             --           36,081           --             --            36,081
                                                                                                       ------------
Stock options exercised         200,000          2,000        210,970           --             --           212,970
                           ------------   ------------   ------------   ------------   ------------    ------------
BALANCES, DECEMBER 31,
2006                          4,494,551         44,946      2,559,281      7,417,878        (13,167)     10,008,938
                                                                                                       ------------
Net income                         --             --             --        2,066,933           --         2,066,933

Cumulative translation
adjustment                         --             --             --             --          (55,252)        (55,252)
                                                                                                       ------------
Total comprehensive
income                                                                                                    2,011,681
                                                                                                       ------------
Stock based
compensation                       --             --           50,196           --             --            50,196
                                                                                                       ------------
Stock options exercised          31,081            311         84,939           --             --            85,250
                           ------------   ------------   ------------   ------------   ------------    ------------
BALANCES, DECEMBER 31,
2007                          4,525,632         45,257      2,694,416      9,484,811        (68,419)     12,156,065
                                                                                                       ------------
Net income                         --             --             --          524,294           --           524,294

Cumulative translation
adjustment                         --             --             --             --          (41,050)        (41,050)
                                                                                                       ------------
Total comprehensive
income                                                                                                      483,244
                                                                                                       ------------
Stock based
compensation                       --             --           56,159           --             --            56,159

Stock options exercised          45,000            450         28,200           --             --            28,650
                           ------------   ------------   ------------   ------------   ------------    ------------
BALANCES, DECEMBER 31,
2008                          4,570,632   $     45,707   $  2,778,775   $ 10,009,105   $   (109,469)   $ 12,724,118
                           ============   ============   ============   ============   ============    ============

          See accompanying notes to consolidated financial statements.

                        SUTRON CORPORTION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                        -----------------------------------------
                                                            2008           2007           2006
                                                        -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                         $   524,294    $ 2,066,933    $ 2,449,654
     Noncash items included in net income:
        Depreciation and amortization                       254,443        208,135        206,088
        Deferred income taxes                               (21,000)       (24,000)       (95,000)
        Stock based compensation                             56,159         50,196         36,081
        (Gain) loss on disposal of property                   1,100         (7,483)          --
        Changes in current assets and liabilities:
            Accounts receivable                            (257,995)     3,221,219     (3,124,325)
            Inventory                                        60,226       (711,997)      (869,493)
            Prepaid items and other assets                  175,121         52,966        (36,773)
            Income taxes receivable                        (983,875)          --             --
            Increase (Decrease) in Accounts payable         377,607       (575,171)       553,774
            Accrued expenses                               (357,503)      (543,972)       449,846
            Billings in excess of costs and estimated
               earnings                                    (107,331)       246,448           --
                                                        -----------    -----------    -----------
Net Cash Provided (Used) by Operating Activities           (278,754)     3,983,274       (430,148)
                                                        -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Restricted cash and cash equivalents                  (650,679)         3,992         95,142
     Purchase of property and equipment                     (54,006)      (176,719)      (139,074)
     Other assets                                             4,251        (48,732)        (1,953)
     Acquisition and goodwill                              (570,150)          --             --
     Proceeds from the sale of property and equipment         5,000         17,003           --
                                                        -----------    -----------    -----------
Net Cash Provided (Used) by Investing Activities         (1,265,584)      (204,456)       (45,885)
                                                        -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on notes payable                              (37,691)       (47,944)       (48,036)
     Proceeds from stock options exercised                   28,650         85,250        212,970
                                                        -----------    -----------    -----------
Net Cash Provided (Used) by Financing Activities             (9,041)        37,306        164,934
                                                        -----------    -----------    -----------

Effect of exchange rate changes on cash
     and cash equivalents                                   (41,050)       (55,252)       (11,496)
                                                        -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (1,594,429)     3,760,872       (322,595)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR              5,299,904      1,539,032      1,861,627
                                                        -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                  $ 3,705,475    $ 5,299,904    $ 1,539,032
                                                        ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
     Ilex Engineering, Inc.  Asset Acquisition:
       Property and equipment                           $     5,000    $      --      $      --
       Goodwill and contracts                               570,000           --             --
                                                        -----------    -----------    -----------
                    Total Assets Acquired               $   575,000    $      --      $      --
                                                        ===========    ===========    ===========
Acquired by:
Cash                                                    $   575,000    $      --      $      --
                                                        ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                       SUTRON CORPORATION AND SUBISIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Sutron Corporation (Corporation) was incorporated on December 30, 1975, under the General Laws of the Commonwealth of Virginia. The Corporation is a leading provider of real-time data collection and control products, systems software and professional services in the hydrological and meteorological monitoring markets. The Corporation's products include data loggers, satellite transmitters/loggers, sensors and system and application software. Customers consist of a diversified base of Federal, state local and foreign government agencies, universities and hydropower companies.

The Corporation operates from its headquarters located in Sterling, Virginia. The Corporation has several branch offices located throughout the United States and a branch office in India. The Corporation has established a wholly-owned subsidiary, Sutron HydroMet Systems, Private Limited, which is located in India.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Sutron Corporation and its wholly-owned subsidiary, Sutron HydroMet Systems, Private Limited. All intercompany balances and transactions have been eliminated.

REVENUE RECOGNITION

The Company's revenue recognition policy is consistent with the requirements of Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," Statement of Position No. 97-2 (SOP 97-2), "Software Revenue Recognition," and other applicable revenue recognition guidance and interpretations. In general, the Company records revenue when it is realized, or realizable, and earned. The Company considers these requirements met when persuasive evidence of an arrangement exists, the products or services have been provided to the customer, the sales price is fixed or determinable and collectability is reasonably assured. The Company's revenue reflects reductions attributable to discounts and customer returns.

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

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, cash equivalents include time deposits and all highly liquid debt instruments with original maturities of three months or less.

Interest paid approximated $200 for the years ended December 31, 2007, and 2006. No interest was paid for the year ended December 31, 2008. Income taxes paid approximated $901,000, $683,000 and $663,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Foreign income tax paid approximated $123,000, $40,000 and $74,000 for the years ended December 31, 2008, 2007 and
2006, respectively.

RESTRICTED CASH

For the years ended December 31, 2008 and 2007, the Corporation submitted contract proposals that require bid bonds or bank guarantees. At December 31, 2008 and 2007, $784,920 and $134,241, respectively, of the cash and cash equivalents balance is restricted for these bid bonds or serves as a performance bond. At December 31, 2006, $89,480 is restricted for protest bonds.

ACCOUNTS RECEIVABLE

Based on management's evaluation of uncollected accounts receivable at the end of each year, bad debts are provided for utilizing the allowance method. At December 31, 2008 and 2007, the Corporation's investment in accounts 90 days or more past due is $1,277,231 and $1,070,808, respectively, net of contract retainages.

INVENTORY

Inventory is stated at the lower of cost or market. Electronic components costs, work in process and finished goods costs consist of materials, labor and overhead and are recorded at a standard cost that approximates the average cost method. The Corporation provides allowances on inventories for any material that has become obsolete or may become unsellable based on estimates of future demand and sale price in the market.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and depreciated over their estimated useful lives, ranging from three to seven years, using the straight-line method for financial statement purposes, and the straight-line and accelerated methods for income tax purposes.

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

ACQUISITION AND GOODWILL

On December 31, 2008, the Corporation purchased the assets of Ilex Engineering, Inc., a provider of DOMSAT systems, custom software and engineering services, located in Columbia, Maryland. The acquisition is expected to strengthen the Corporation's position in the GOES data collection services market and global satellite market. The purchase price of approximately $575,000 was allocated among tangible assets based on the relative fair market value of assets. The excess of the purchase price over the fair value of assets in the amount of approximately $570,000 was recorded as goodwill and the entire amount is expected to be deductible for tax purposes.

Goodwill represents the excess of cost of the acquired net assets over the net amounts assigned to assets acquired and liabilities assumed. Goodwill is not amortized, but rather evaluated for impairment each year. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. No impairment of goodwill was deemed to exist as of the balance sheet date.

INCOME TAXES

The Corporation utilizes an asset and liability approach to accounting for income taxes. The objective is to recognize the amount of income taxes payable or refundable in the current year based on the Corporation's income tax return and the deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Corporation's financial statements or tax returns.

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

The Corporation adopted the provisions of FASB Interpretation No. 48 (FIN No.
48), ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES, on January 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. FIN No. 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2008 and 2007, the Corporation had no unrecognized tax benefits. The Corporation also had no interest expense and/or tax penalties during the year ended December 31, 2008. If the Corporation had such expenses, they would be classified in the consolidated statements of operations as part of the provisions for income tax expense.

CAPITAL

The Company has 12,000,000, $.01 par value, shares authorized. There were 4,570,632 shares issued and outstanding at December 31, 2008, 4,525,632 shares issued and outstanding at December 31, 2007 and 4,494,551 shares issued and outstanding at December 31, 2006.

FOREIGN CURRENCY TRANSLATION

Results of operations for the Corporation's foreign branch office and foreign wholly-owned subsidiary are translated from the designated functional currency to the U.S. dollar using average exchange rates during the period, while assets and liabilities of the foreign branch office are translated at the exchange rate in effect at the reporting date. Resulting gains or losses from translating foreign currency financial statements are included in accumulated other comprehensive loss, net of any related tax effect.

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

EARNINGS PER SHARE

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128 that establishes standards for computing and presenting earnings per share
(EPS) for entities with publicly held common stock. The standard requires presentation of two categories of earnings per share, basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Corporation.

STOCK COMPENSATION PLANS

Effective January 1, 2006, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), SHARED-BASED PAYMENT, (SFAS 123(R)), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. Additionally, the Corporation follows the Securities and Exchange Commission's Staff Accounting Bulletin No. 107, SHARE-BASED PAYMENT (SAB 107), issued in March 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. The Corporation adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, share-based compensation expense recognized during the year ended December 31, 2005 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2008, the Financial Account Standards Board (FASB) issued Staff Position (FSP) 157-2, EFFECTIVE DATE OF FASB STATEMENT NO. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value on a nonrecurring basis to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of this new standard is not expected to have a material impact on the Corporation's results of operations or financial position. The Corporation does not have financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

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

2. ACCOUNTS RECEIVABLE

Accounts receivable at December 31, consists of the following:

                                                      2008            2007
                                                  ------------    ------------
Current                                           $  3,398,285    $  2,703,063
Costs in excess of billings and
   estimated earnings                                  109,948         761,207
Contract retainage                                     493,835         206,262
Allowance for doubtful accounts                       (129,541)        (59,000)
                                                  ------------    ------------
       Totals                                     $  3,872,527    $  3,614,532
                                                  ============    ============

3. INVENTORY

Inventory consists of the following at December 31:

                                                      2008            2007
                                                  ------------    ------------
Electronic components                             $  1,890,438    $  1,868,590
Work in process                                      1,945,616       1,665,652
Finished goods                                         658,317       1,215,249
Allowance for obsolete inventory                      (440,583)       (635,477)
                                                  -------------   ------------
       Totals                                     $  4,053,788    $  4,114,014
                                                  =============   ============

4. PROPERTY AND EQUIPMENT

A summary of property and equipment at December 31 is as follows:

                                                      2008            2007
                                                  ------------    ------------
Furniture, fixtures and equipment                 $  1,955,526    $  1,949,776
Vehicles                                               355,660         364,134
Leasehold improvements                                 127,439         110,858
                                                  -------------   ------------
       Totals                                     $  2,438,625    $  2,424,768
                                                  =============   ============

Accumulated depreciation and amortization at December 31, is as follows:

                                                      2008            2007
                                                  ------------    ------------
Furniture, fixtures and equipment                 $  1,651,011    $  1,543,053
Vehicles                                               305,080         256,136
Leasehold improvements                                 109,789          46,297
                                                  ------------    ------------
       Totals                                     $  2,065,880    $  1,845,486
                                                  ============    ============

Depreciation and amortization expense totaled $254,443, $208,135and $206,088 for the years ended December 31, 2008, 2007 and 2006, respectively.

5. LINE OF CREDIT

The Corporation has a $3,000,000 line of credit with a commercial bank. The line of credit is collateralized by substantially all of the assets of the Corporation and expires August 2009. Under the terms of the line of credit, the Corporation is required to maintain certain financial covenants. Interest is charged at the bank's prime rate and is payable monthly. There was no balance outstanding at December 31, 2008 or 2007.

The Corporation frequently bids on and enters into international contracts that require bid and performance bonds. At December 31, 2008 and 2007, a commercial bank had issued standby letters of credit in the amount of $1,010,238 and $1,652,818, respectively that served as either bid or performance bonds. The amount available under the line of credit is reduced by this amount.

6. OTHER ACCRUED EXPENSES

Components of other accrued expenses consist of the following at December 31:

                                                      2008            2007
                                                  ------------    ------------
Accrued vacation pay                              $    192,858    $    218,278
Accrued warranty costs                                 245,000         226,000
Customer advance payments                              318,407         224,972
Federal income taxes payable                               --          303,015
Other accruals                                          38,042          22,858
                                                  ------------    ------------
       Totals                                     $    794,307    $    995,123
                                                  ============    ============

7. ACCRUED WARRANTY COSTS

The Corporation warranties its products for up to two years and estimated warranty costs are based upon management's best estimate of the amounts necessary to settle future and existing claims on equipment sold as of the balance sheet date. Factors considered include actual past experience of product returns and the related estimated cost of labor and material to make the necessary repairs as well as technological advances and enhanced design and manufacturing processes. If actual future product return rates or the actual costs of material and labor differ from the estimates, adjustments to the accrued warranty liability are made.

Changes to the product warranty reserve are identified below and represent adjustments to the reserve based on management estimates and other factors as noted above:

Balance as of December 31, 2006                                   $    288,000
   Reserve adjustment                                                  (62,000)
                                                                  ------------
Balance as of December 31, 2007
                                                                       226,000
   Reserve adjustment                                                   19,000
                                                                  ------------
Balance as of December 31, 2008                                   $    245,000
                                                                  ============

8. NOTES PAYABLE

Notes payable consist of notes from various finance companies for vehicle acquisitions and are secured by the underlying vehicles. Monthly installments range from $259 to $700 and include zero percent interest. The balances outstanding at December 31 are as follows:

                                                      2008            2007
                                                  ------------    ------------
Long-term maturities                              $        --     $      2,075
Current maturities                                       2,765          38,381
                                                  ------------    ------------
          Totals                                  $      2,765    $     40,456
                                                  ============    ============

9. LEASE OBLIGATIONS

The Corporation leases space for its headquarters and production facilities, which expire in March 2009. The operating lease calls for monthly rent of $12,616 and increases three percent per annum, thereafter. The lease agreement includes additional rent payments based on a pro rata portion of maintenance fees and operating expenses on the land and building.

The Corporation leases additional office and warehouse space in Sterling, Virginia. The lease was renewed in 2005 and expires in March 2009 and requires monthly rent payments of $5,500.

The Corporation leased office and warehouse space in West Palm Beach, Florida. The four-year lease, expired in August 2008, required monthly payments of $5,827. The Corporation entered into a lease agreement for different office space in West Palm Beach commencing September 2008. The three-year lease, expiring on August 31, 2011, requires monthly payments of $3,695 and increases annually at $.75 per square foot at 2,850 square feet, thereafter.

The Corporation entered into a lease agreement for office space in Brandon, Florida. The five-year lease, expired in December 31, 2008 and required monthly payments of $1,984. The Corporation entered into a lease agreement for office space in Lakeland, Florida. The one-year lease, expiring October 31, 2009, requires monthly payment of $482.

The Corporation entered into lease agreements for office space and furniture in New Delhi, India in September 2006. The three-year leases, expiring in August 2009, require monthly payments of $1,518. Both leases include an option to renew for another period of three years with a twenty percent increase in rent.

The Corporation entered into a ten year lease for its headquarters and production facilities on November 13, 2008, which commences on June 1, 2009. The lease calls for monthly rent of $30,135, and increases 3 percent per annum, thereafter. The lease agreement includes additional rent payments based on a pro rata portion of operating expenses and real estate taxes. The Corporation has the right to extend the term of the lease for two additional terms of five years beyond the initial term. The Corporation will receive a tenant improvement allowance up to approximately $1,390,000 based on certain conditions described in the lease.

The following is a schedule of future minimum lease payments by year:

Years ending December 31:
     2009                                                         $    329,617
     2010                                                              453,138
     2011                                                              449,067
     2012                                                              383,920
     2013                                                              393,496
     2014 and thereafter                                             2,309,177
                                                                  ------------
           Total                                                  $  4,318,415
                                                                  ============

Rent expense amounted to $362,182, $332,999 and $315,903 for the years ended December 31, 2008, 2007 and 2006, respectively.

10. INCOME TAXES

The income tax expense charged to operations for the years ended December 31, were as follows:

                                                      2008            2007            2006
                                                  ------------    ------------    ------------
Current income tax expense                        $   (240,000)   $ (1,122,000)   $   (769,000)
Deferred tax benefit                                    21,000          24,000          95,000
                                                  ------------    ------------    ------------
Total income tax expense                          $   (219,000)   $ (1,098,000)   $   (674,000)
                                                  ============    ============    ============

Deferred tax assets, are comprised of the following at December 31:

                                                      2008            2007            2006
                                                  ------------    ------------    ------------
Accrued vacation and warranty                     $    171,000    $    173,000    $    184,000
Accounts receivable and inventory allowances
                                                       137,000         139,000         149,000
                                                  ------------    ------------    ------------
    Gross deferred tax assets                          308,000         312,000         333,000

Gross deferred tax liability - depreciation
                                                       (59,000)        (84,000)       (129,000)
                                                  ------------    ------------    ------------
     Net deferred tax assets                      $    249,000    $    228,000    $    204,000
                                                  ============    ============    ============

The realization of the deferred tax assets is dependent on future taxable earnings. The Corporation has not provided for a deferred tax asset valuation allowance due to their current and anticipated future earnings.

Reconciliation of the amount of reported income tax expense and the amount computed by multiplying the applicable statutory Federal income tax rate is as follows:

                                                      2008            2007            2006
                                                  ------------    ------------    ------------
Income before income taxes                        $    743,294    $  3,164,933    $  3,123,654
Applicable statutory tax rate                               34%             34%             34%
                                                  ------------    ------------    ------------
Computed "expected" Federal income tax Expense        (253,000)     (1,076,000)     (1,062,000)

Adjustments to Federal income tax resulting from:
     State income tax expense                          (39,000)       (184,000)       (120,000)
     Tax credits                                        36,000         106,000          68,000
     Stock compensation                                 37,000          56,000         440,000
                                                  ------------    ------------    ------------
Income tax (expense) benefit                      $   (219,000)   $ (1,098,000)   $   (674,000)
                                                  ============    ============    ============

11. MAJOR CUSTOMERS

Set forth below are customers, including agencies of the U.S. Government, from which the Corporation received more than ten percent of total revenue, reported in the Hydromet Products and Integrated Systems segments, for the years ended December 31:

                               2008            2007            2006
                           ------------    ------------    ------------
Department of Interior          19%             21%             17%
International                   42%             40%             36%
Commercial                      24%             27%             23%
Department of Defense           --              --              16%

Set forth below are customers from which the Corporation had more than ten percent of total accounts receivable outstanding for the years ended December 31:

                                                2008           2007
                                            -----------    -----------
Islamic Republic of Afghanistan             $ 1,713,673    $   798,656


At December 31, 2008 and 2007, unbilled accounts receivable of approximately $506,000 and $695,000, respectively, is from the Government of India Central Water Commission.

12. CONCENTRATIONS

The Corporation's bank participates in the FDIC's Transaction Account Guarantee Program. Under that program, through December 31, 2009, all non-interest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Coverage is in addition to, and separate from, the coverage available under the FDIC's general deposit insurance rules.

The Corporation also maintains accounts that are not covered by the guarantee program. At times throughout the year, cash and equivalents exceeded the FDIC insurance limits in these accounts. As of December 31, 2008, the Corporation's cash deposits exceeded the FDIC insured amount by approximately $3,954,000.

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

13. STOCK OPTION PLANS

The Corporation has granted stock options under the 2002, 1997 and the 1996 Stock Option Plans to key employees and directors for valuable services provided to the Corporation. The authorized and granted options under each of these plans are as follows:

                                                     Authorized     Granted
                                                     ----------     -------
1996 Plan                                              260,000      259,000
1997 Plan                                               60,000       60,000
2002 Plan                                              650,000      516,333

Shares under all the plans may be granted at not less that 100 percent of the fair market value at the grant date. All options have a ten-year term from the date of grant. Cancelled or expired options are able to be reissued.

As discussed in Note 1, STOCK COMPENSATION PLANS, effective January 1, 2006, the Corporation adopted the fair value recognition provision of SFAS 123(R), using the modified prospective transition method. The adoption of SFAS

123(R) resulted
in share-based compensation expense associated with options for the years ended December 31, 2008, 2007 and 2006 of $56,159, $50,196 and $36,081, respectively which was recorded to general and administrative expenses. This expense decreased basic and diluted earnings per share by $0.01 for the years ended December 31, 2008, 2007 and 2006.

The vesting period of the remaining options is as follows:

Vested and exercisable                                              506,960
2009                                                                 15,625
2010                                                                 10,000
2011                                                                 10,000
2012                                                                  1,667
                                                                  ---------
   Total                                                            544,252
                                                                  =========


The fair value of Sutron Corporation stock options used to recognize compensation expense in 2008, 2007 and 2006 is the estimated present value at grant date using the Black-Scholes pricing model, with the following assumptions:

                                2008              2007              2006
                           (Compensation)    (Compensation)    (Compensation)
                           --------------    --------------    --------------
Risk free rate                 3.62-3.92%       4.5 - 5.16%             5.16%
Expected volatility                   30%               30%               30%
Dividend yield                         0%                0%                0%
Holding period                   10 years          10 years          10 years


The risk free rate is based on the United States Treasury yield curve at the time of grant. The expected volatility is based on the historical volatility of the Company's stock. The dividend yield is based on the historical yield rate. The holding period is based on the life of the options.

The following summarizes the option activity under these plans for the last three years:

                                                                       Weighted
                                       Option                          Average
                                       Price          Number of        Exercise
                                     Per Share         Shares           Price
                                    ------------    ------------    ------------
Outstanding, December 31, 2005      $.40 - 7.45          739,333      $     .98
     Grants                                7.80           15,000      $    7.80
     Exercised                       .40 - 1.125         200,000      $    1.06
     Cancelled or expired                 --                 --       $     --
                                    ------------    ------------    ------------
Outstanding, December 31, 2006       .55 - 7.80          554,333      $    1.13
     Grants                         6.90 - 7.60           65,000      $    6.48
     Exercised                       .65 - 5.50           31,081      $    2.74
     Cancelled or expired                  7.60            5,000      $    7.60
                                    ------------    ------------    ------------
Outstanding, December 31, 2007       .55 - 7.80          583,252      $    1.65
     Grants                         6.00 - 7.50           16,000      $    7.41
     Exercised                       .55 - .68            45,000      $    0.64
     Cancelled or expired           7.45 - 7.80           10,000      $    3.91
                                    ------------    ------------    ------------
Outstanding, December 31, 2008      $.55 - 7.80          544,252      $    1.80
                                    ============    ============    ============

The weighted average fair value of options granted during the three years is as follows:

December 31, 2006                                                 $    4.12
December 31, 2007                                                 $    3.55
December 31, 2008                                                 $    3.63

The weighted average remaining contractual life of options outstanding at December 31, 2008 is 3.9 years.

14. EARNINGS PER SHARE

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock.

                                                             Years Ended December 31,
                                                     --------------------------------------
                                                         2008          2007          2006
                                                     ----------    ----------    ----------
Net income                                           $  524,924    $2,066,933    $2,449,654
Shares used in calculation of income per share:
     Basic                                            4,549,810     4,512,578     4,341,534
          Effect of dilutive options                    501,816       469,652       469,109
                                                     ----------    ----------    ----------
     Diluted                                          5,051,626     4,982,230     4,810,643
Net income per share:
     Basic                                                 $.12          $.46          $.56
     Diluted                                               $.10          $.41          $.51

Stock options that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS, because to do so would have been anti-dilutive, were 95,000 for the year ended December 31, 2008 and 0 for 2007, and 2006, respectively.

15. PROFIT SHARING PLAN

The Corporation has a profit-sharing retirement plan that covers substantially all employees of the Corporation. The Plan includes a 401(k) provision under which employees may elect to defer a portion of their compensation. The Plan was amended in May 2006 to allow for employer matching of up to 4 percent as determined in the Plan. The profit-sharing contribution is determined each year by the Board of Directors based on profits. The Corporation made a profit sharing contribution for the years ended December 31, 2006 of $100,000. The Corporation did not make a profit sharing contribution for the year ended December 31, 2008 and 2007. The employer matching contribution was approximately $148,000, $156, 000 and $73,000 for the years ended December 31, 2008, 2007 and
2006, respectively.

16. SEGMENT INFORMATION

Statement of Financial Accounting Standards (SFAS) No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Corporation for making operating decisions and assessing financial performance.

The Corporation's chief operating decision-maker is considered to be the Corporation's Chief Executive Officer (CEO). The CEO reviews financial information presented based on divisions, comprised of products and/or services. Nearly all of the Corporation's operations and assets are located at its headquarters location. Therefore, indirect costs are not allocated among segments.

The Corporation currently reports its results in four divisions: Hydromet Products, Integrated Systems, Hydrological Services and Sutron India Operations. Hydromet Products division is responsible for the manufacture and sale of the Corporation's products including data loggers, satellite transmitters, sensors and tides systems. The Integrated Systems and Sutron India Operations are responsible for systems design, integration, installation, training and commissioning of turnkey hydro-meteorological systems. The Corporation's Hydrological Services provides hydrological services including modeling, flood forecasting, hydrologic studies and equipment installation and maintenance. Corporate assets consisted mainly of cash, deferred taxes, income tax receivables and goodwill.

 The results of these segments are shown below (in thousands):

                                   Years
                                   Ended       Net       Gross       Total
                                  Dec. 31    Revenues    Margin      Assets
                                  -------    --------    -------    -------
Hydromet Products                   2008      $ 8,581    $ 4,384    $ 4,651
                                    2007       10,019      5,784      5,049
                                    2006        9,234      4,726      5,127

Integrated Systems                  2008        5,824      1,416      2,511
                                    2007        6,303      2,200      2,079
                                    2006        6,153      2,335      1,732

Hydrological Services               2008        1,360      (174)        749
                                    2007        1,974      (402)        967
                                    2006        2,214       (90)      1,820

Sutron India Operations             2008          176      (251)      1,047
                                    2007          572         67      1,187
                                    2006        1,806        380      3,022

Corporate and Unallocated           2008          --         --       6,091
                                    2007          --         --       5,349
                                    2006          --         --       1,749

Total Company                       2008      $15,941    $ 5,375    $15,049
                                    2007      $18,868    $ 7,649    $14,631
                                    2006      $19,407    $ 7,351    $13,450

17. EXPORT SALES

Export sales from the Company's operations at December 31, were as follow (in thousands):

                                     2008         2007         2006
                                  ---------    ---------    ---------
Central and South America         $     755    $     580    $   1,269
Canada                                1,160          717          645
Asia                                  1,209        3,187        4,527
Europe and other                        539          800          441
Middle East                           3,056        2,248            -
                                  ---------    ---------    ---------
                                  $   6,719    $   7,532    $   6,882
                                  =========    =========    =========

Sales were based on countries where the customers were located. Central and South America includes all countries south of the United States. Asia includes customers in Australia, China, India, Korea and New Zealand. Europe and other consists of Europe and Africa. The Middle East was primarily sales to Afghanistan and Iraq.

18. LEGAL CONTINGENCIES

Various legal claims can arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Corporation's financial statements. The Corporation has been named in a compensation claim under the Indian Anti-Trust Law that is pending before The Monopolies and Restrictive Trade Practices Commission in New Delhi, India. Management believes that the case is unsubstantiated and does not anticipate that any material losses will occur.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 31, 2008, the end of the fiscal period covered by this report on Form 10-K. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Management assessed the effectiveness of Sutron's internal control over financial reporting as of December 31, 2008. Management based this assessment on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of Sutron's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management determined that, as of December 31, 2008, Sutron maintained effective internal control over financial reporting.

ATTESTATION REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None

                                    PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

The remainder of information required for this Item is incorporated by reference to the Proxy Statement to be filed in connection with our 2009 Annual Meeting of Shareholders.

ITEM 11 - EXECUTIVE COMPENSATION

The information required for this Item is incorporated by reference to the Proxy Statement to be filed in connection with our 2009 Annual Meeting of Shareholders.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required for this Item is incorporated by reference to the Proxy Statement to be filed in connection with our 2009 Annual Meeting of Shareholders.

ITEM 13 - CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

The information required for this Item is incorporated by reference to the Proxy Statement to be filed in connection with our 2009 Annual Meeting of Shareholders.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required for this Item is incorporated by reference to the Proxy Statement to be filed in connection with our 2009 Annual Meeting of Shareholders.

                                     PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)(1 and 2)  FINANCIAL STATEMENTS AND SCHEDULES

The financial statements listed in Item 8 in the Index to Consolidated Financial Statements on page __ are filed as part of this report.

(b) EXHIBITS

10.17 Loan Modification Agreement dated August 4, 2008 between Sutron Corporation and Branch Banking and Trust Company of Virginia, a North Carolina Banking Corporation

10.18 Lease Agreement dated November 17, 2008 between Sutron Corporation and FP Sterling Park II, LLC

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

SUTRON CORPORATION

(REGISTRANT)


/s/ Raul S. McQuivey                                        Date: March 31, 2009
---------------------------
By: Raul S. McQuivey,
    Chairman of the Board of Directors, President
    and Chief Executive Officer

In accordance with the Securities Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Raul S. McQuivey                                        Date: March 31, 2009
---------------------------
By: Raul S. McQuivey,
    Chairman of the Board of Directors, President
    and Chief Executive Officer


/s/ Daniel W. Farrell                                       Date: March 31, 2009
---------------------------
By: Daniel W. Farrell, Director and Vice President


/s/ Andrew D. Lipman                                        Date: March 31, 2009
---------------------------
By: Andrew D. Lipman, Director


/s/ Leland R. Phipps                                        Date: March 31, 2009
---------------------------
By: Leland R. Phipps, Director


/s/ Robert F. Roberts, Jr.                                  Date: March 31, 2009
---------------------------
By: Robert F. Roberts, Jr., Director


/s/ Sidney C. Hooper                                        Date: March 31, 2009
---------------------------
By: Sidney C. Hooper, Chief Financial Officer
    (Principal Financial and Accounting Officer)