Form 10-Q
period 2009-03-31
SUTRON CORP
filed 2009-05-14
CIK 728331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009
Commission file number: 0-12227

SUTRON CORPORATION

(Name of small business issuer as specified in its charter)

VIRGINIA	54-1006352
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

21300 Ridgetop Circle, Sterling, Virginia 20166

(Address of principal executive offices)

703-406-2800

(Issuer’s telephone number)

Securities registered under Section 12(g) of the Act: Common Stock, $.01 par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐      No  ☒

There were 4,570,632 outstanding shares of the issuer’s only class of common equity, Common Stock, $0.01 par value, on May 13, 2009.

SUTRON CORPORATION
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED MARCH 31, 2009

TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SUTRON CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2009	(Audited) December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$3,703,079	$3,705,475
Restricted cash and cash equivalents	930,048	784,920
Accounts receivable, net	3,492,664	3,872,527
Inventory	3,826,779	4,053,788
Prepaid items and other assets	197,492	302,633
Income taxes receivable	988,541	983,875
Deferred income taxes	321,000	308,000
Total Current Assets	13,459,603	14,011,218

Property and Equipment, Net	442,118	372,745
Other Assets
Goodwill	570,150	570,150
Other Assets	159,277	95,057
Total Assets	$14,631,148	$15,049,170

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$735,755	$1,200,721
Accrued payroll	204,039	129,142
Other accrued expenses	656,205	794,307
Notes payable – current	—	2,765
Billings in excess of costs and estimated earnings	111,335	139,117
Total Current Liabilities	1,707,334	2,266,052

Long-Term Liabilities
Deferred income taxes	59,000	59,000
Total Long-term Liabilities	59,000	59,000
Total Liabilities	1,766,334	2,325,052

Stockholders’ Equity
Common stock	45,707	45,707
Additional paid-in capital	2,827,685	2,778,775
Retained earnings	10,115,763	10,009,105
Accumulated other comprehensive loss	(124,341)	(109,469)
Total Stockholders’ Equity	12,864,814	12,724,118
Total Liabilities and Stockholders’ Equity	$14,631,148	$15,049,170

See accompanying notes.

SUTRON CORPORTION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Net sales and revenues	$3,575,031	$3,819,048

Cost of sales and revenues	2,188,742	2,324,396

Gross profit	1,386,289	1,494,652

Operating expenses:
Selling, general and administrative expenses	1,010,035	881,301
Research and development expenses	359,089	290,755
Total operating expenses	1,369,124	1,172,056

Operating income	17,165	322,596

Interest and other income, net	172,493	40,321

Income before income taxes	189,658	362,917

Income tax expense	83,000	116,000

Net income	$106,658	$246,917

Net income per share:

Basic income per share	$.02	$.05

Diluted income per share	$.02	$.05

See accompanying notes.

SUTRON CORPORTION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities:
Net income	$106,658	$246,917
Noncash items included in net income:
Depreciation and amortization	45,000	53,460
Deferred income taxes	(13,000)	(14,000)
Stock option compensation	48,910	12,228
Gain of disposal of property	(3,210)	—
Changes in current assets and liabilities:
Accounts receivable	379,863	266,006
Inventory	227,009	(489,962)
Prepaid items and other assets	40,921	(22,916)
Income taxes receivable	(4,666)	—
Accounts payable	(464,966)	83,564
Accrued expenses	(63,205)	(163,080)
Billings in excess of costs and estimated earnings	(27,782)	(246,448)
Net Cash Provided by Operating Activities	271,532	274,231

Cash Flows from Investing Activities:
Restricted cash and cash equivalents	(145,128)	(38,110)
Purchase of property and equipment	(114,373)	4,978
Proceeds from sales of property and equipment	3,210	—
Net Cash Used by Investing Activities	(256,291)	(33,132)

Cash Flows from Financing Activities:
Payments on notes payable	(2,765)	(15,435)
Proceeds from stock options exercised	—	3,400
Net Cash Used by Financing Activities	(2,765)	(12,035)

Effect of exchange rate changes on cash	(14,872)	2,316
Net decrease in cash and cash equivalents	(2,396)	(317,082)
Cash and cash equivalents at beginning of period	3,705,475	5,299,904
Cash and cash equivalents at end of period	$3,703,079	$4,982,822

See accompanying notes.

SUTRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Description of Business and Basis of Presentation

Sutron Corporation (the “Company”) was incorporated on December 30, 1975, under the General Laws of the Commonwealth of Virginia.  The Company operates from its headquarters located in Sterling, Virginia.  The Company has several branch offices located throughout the United States, a branch office in India and a wholly owned subsidiary in India. The Company is a leading provider of real-time data collection and control products, systems software and professional services in the hydrological, meteorological and oceanic monitoring markets.  The Company’s principal products include data loggers, satellite transmitters/loggers, water level and meteorological sensors, tides systems and system and application software.  Customers consist of a diversified base of Federal, state, local and foreign government agencies, universities and engineering and hydropower companies.

The financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2008. The condensed consolidated balance sheet as of December 31, 2008 was derived from the audited financial statements for the year then ended.

In the opinion of the Company, all adjustments necessary to present fairly the financial position of the Company and the results of its operations and its cash flows have been included in the accompanying financial statements. The results of operations for interim periods are not necessarily indicative of the expected results for the full year.

2.           Significant Accounting Policies

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These judgments are difficult as matters that are inherently uncertain directly impact their valuation and accounting. Actual results may vary from management’s estimates and assumptions.

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.

Stock Compensation

The Company’s Amended and Restated 1996, 1997 and 2002 Stock Option Plans (the “Stock Option Plans”) provide for the issuance of non-qualified stock options to employees, officers and directors. The plans are administered by the compensation committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award. See Note 13 of the Company’s financial statements in its Annual Report on Form 10-K for the year ended December 31, 2008 for additional information related to the stock option plans.

Effective January 1, 2006, the Company adopted SFAS No. 123R Accounting for Stock Based Compensation (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is being applied on the modified prospective transition method and therefore the Company has not restated results for prior periods. The financial statements for the three months ended March 31, 2009 recognize compensation cost for the portion of outstanding awards which have vested during the period. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. For the three months ended March 31, 2009, total stock-based compensation expense of $48,910 was included in operating expenses as compared to stock-based compensation of $12,228 for the three months ended March 31, 2008. The weighted average fair value of options granted during the three months ended March 31, 2009 was calculated using the Black-Scholes option pricing model with the following valuation assumptions and weighted average fair value as follows:

Three Months
Ended March 31, 2009
Weighted average fair value of grants	$4.45
Expected volatility	25%
Dividend yield	0
Risk-free interest rate	2.46%
Expected term in years	10.00

The volatility factor is based on the Company’s historical stock price fluctuations. The Company has not, and does not intend to, issue dividends; therefore, the dividend yield assumption is 0. The Company applied the risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant. The expected term of the option is based on the contractual period of the options granted.

New Accounting Standards

The following new accounting standards and amendments to standards first became effective for the fiscal year beginning January 1, 2009:

•
Statement of Financial Accounting Standard (“FAS”) No. 141 (revised 2007), Business Combinations (“FAS 141(R)”) and FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 (“FAS 160”). The adoption of FAS 141(R) and FAS 160 did not have a material impact on the Company’s condensed consolidated financial statements as of January 1, 2009. FAS 141(R) will require the expensing of acquisition costs incurred in future acquisitions and contingent consideration will be recorded at the acquisition date for future acquisitions.

•
Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). The adoption of FSP FAS 142-3 did not have an impact on the Company’s condensed consolidated financial statements.

The following new standards, amendments to standards and interpretations first became effective for the fiscal year beginning January 1, 2009 but are not currently relevant to the Company:

•	FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FAS No. 133

•	FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), to partially defer FAS No. 157, Fair Value Measurements (“FAS 157”)

•
FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FASB Staff Position provides additional guidance for estimating fair value in accordance with FAS 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased.

•
FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FASB Staff Position amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.

The following new standard has been issued, but is not effective for the fiscal year beginning January 1, 2009 and has not been early adopted:

•
FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements for non-governmental entities that are presented in conformity with accounting principles generally accepted in the United States of America. FAS 162 will be effective 60 days after the SEC approves the Public Company Accounting Oversight Board’s amendments to AU Section 411. The Company does not anticipate the adoption of FAS 162 will have an impact its consolidated financial statements.

3.           Stock Options

The Company has granted stock options under the Stock Option Plans to key employees and directors for valuable services provided to the Company.  Under the 1996 Plan, the Company authorized 260,000 shares, 259,000 of which have been granted.   The Company authorized 60,000 shares and 400,000 shares under the 1997 and 2002 Stock Option Plans, respectively, all of which have been granted.  During 2005, the 2002 Stock Option Plan was amended to authorize 650,000 shares, 546,333 of which have been granted.  In addition, all three plans were amended in 2005 to allow Directors to participate in the plan, and to provide that vesting schedules will be determined by the Board at the time each individual option is granted.

Shares under all of the plans may be granted at not less than 100 percent of the fair market value at the grant date.  All options have a ten-year term from the date of grant.  Prior to the 2005 amendments, options vested ratably over five years on each anniversary date the option was granted.  The Company elected to accelerate vesting of all outstanding options as of December 31, 2005, as permitted under the plans.  Cancelled or expired options are able to be reissued.    The following table summarizes stock option activity under the Stock Option Plans for the three months ended March 31, 2009:

	Number of Shares	Weighted Avg. Exercise Price	Number of Options Exercisable
Balance – December 31, 2008	544,252	$1.80	544,252
Granted	30,000	4.45
Exercised	—	—
Canceled	—	—
Balance – March 31, 2009	574,252	$1.93	574,252

4.           Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock.

	Three Months Ended March 31,
	2009	2008
Net income	$106,658	$246,917
Shares used in calculation of income per share:
Basic	4,570,632	4,531,354
Effect of dilutive options	388,805	443,141
Diluted	4,959,437	4,974,495
Net income per share:
Basic	$.02	$.05
Diluted	$.02	$.05

5.           Comprehensive Income (Loss)

The following table shows the computation of comprehensive loss income:

	Three Months Ended March 31,
	2009	2008
Net income	$106,658	$246,917
Other comprehensive income (loss):
Foreign currency translation adjustments	(14,872)	2,316
Total comprehensive (loss) income	$91,786	$249,233

Other comprehensive income (loss) is primarily comprised of gains and losses on the translation of foreign currency denominated financial statements. Adjustments resulting from these translations are accumulated and reported as a component of other comprehensive income (loss) in stockholders’ equity section of the balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements made in this Quarterly Report on Form 10-Q, including without limitation this Management’s Discussion and Analysis of Financial Condition and Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may sometimes be identified by such words as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. We believe that it is important to communicate our future expectations to investors. However, these forward-looking statements involve many risks and uncertainties including those identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors.  We are under no duty to update any of the forward-looking statements after the date of this Report on Quarterly Form 10-Q to conform these statements to actual results.

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

International sales, which totaled 42% of revenues for 2008, continue to constitute a more significant portion of our revenues.  We expect international revenues to grow as a percentage of our total business. International sales are however difficult to forecast and international awards are frequently delayed due to governmental approvals.  Our contract with the Ministry of Energy and Water in Afghanistan could be impacted by security issues.  If stations cannot be installed in certain areas of the country due to security issues, this could result in a reduction in the scope of work and in the contract value.  Contract backlog on this project at March 31, 2009 was approximately $1,725,000. We are committed to our airport weather systems business which only competes internationally although we compete against established firms with more experience.

Our domestic business is highly dependent upon government business.  Contracts and purchase orders with Federal, state and local government agencies represented approximately 46% of our 2008 revenues.  Due to economic conditions, we believe that competition in 2009 will continue to be more price-based.  We are closely following the federal economic stimulus plan.  We believe that we will benefit from increased future spending on water resources projects.  We believe that this will result in major customer orders in 2009 and 2010 from our federal and state customers. We are committed to growing our hydrological services however our primary customer in Florida, South Florida Water Management District (SFWMD), has expanded the pool of qualified contractors on all our contracts.  We therefore must expand our business outside of SFWMD.  We also hope to sell significantly more standard products through our Hydrological Services which was a primary reason for setting up operations in Florida.  We have added the Ilex Division through our purchase of Ilex Engineering on December 31, 2008.  We believe that Ilex will help us compete better in the GOES data collection services market and global satellite market, both domestically and internationally.

We are committed in our ongoing sales, marketing and research and development activities to sustain and grow our sales and revenues from our products and services.  We expect our sales and marketing, research and development and general and administrative expenses to increase moderately in 2009 as compared to 2008.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of financial condition and results of operations are based upon the condensed financial statements, which have been prepared in accordance with generally accepted accounting principles as recognized in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, the valuation of inventory, and valuation of deferred tax assets and liabilities, useful lives of intangible assets, warranty obligations and accruals. We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For a complete description of accounting policies, see Note 1 to our financial statements included in the Company’s Form 10-K for the year ended December 31, 2008. There were no significant changes in critical accounting estimates in the first quarter of 2009.

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

	Three Months Ended March 31,
	2009	2008
Net sales and revenues	100.0%	100.0%
Cost of sales and revenues	61.2	60.9
Gross profit	38.8	39.1

Selling, general and administrative expenses	28.3	23.1
Research and Development expenses	10.0	7.6
Operating income	.5	8.4
Interest and other income	4.8	1.1
Income before income taxes	5.3	9.5
Income taxes (benefit)	2.3	3.0
Net income	3.0%	6.5%

Three months ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Net Sales and Revenues

Revenues for the first quarter ended March 31, 2009 decreased 6% to $3,575,031 from $3,819,048 in 2008.  Net sales and revenues are broken down between sales of standard products and sales of systems, software and services.  Standard products had a net sales and revenue decrease of ..6% to $2,118,575 from $2,130,821 in 2008.  Net sales and revenues for systems, software and services decreased 15% to $1,458,699 from $1,711,641 in 2008 primarily due to decreased contract revenue from the Company’s project with the Afghanistan Ministry of Energy and Water (MEW) to provide 174 hydrological monitoring stations.  MEW contract revenue decreased to approximately $159,000 in the first quarter of 2009 as compared to approximately $513,000 in the first quarter of 2008.  Intercompany sales reduced net sales and revenues in the amount of $2,242 during the first quarter of 2009 as compared to a reduction of $23,414 in the first quarter of 2008.

Overall domestic revenues increased 1% to $2,149,397 in the first quarter of 2009 versus $2,118,683 in 2008 while international revenues decreased 16% to $1,425,634 in the first quarter of 2009 versus $1,700,365 in the same period in 2008.  Customer orders or bookings in the first quarter of 2009 were $2,732,622 as compared to $2,507,580 in the first quarter of 2008.

Cost of Sales and Revenues

Cost of sales as a percentage of revenues was 61.2% for the first quarter of 2009 as compared to 60.9% for the same period in 2008.   Standard product cost of sales was approximately 48% in the first quarter of 2009 as compared to 42% in 2008.  The cost increase was primarily due to an increase warranty costs.  Cost of sales for systems, software and services was 80.3% in the first quarter of 2009 as compared to 82.4% in the first quarter of 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $1,010,035 for the first quarter of 2009 from $881,301 for the same period in 2008. Selling, general and administrative expenses as a percentage of revenues increased to 28.3% for the first quarter of 2009 from 23.1% for the same period in 2008 due to the revenue decrease.  The increase was primarily due to higher agent commissions in the amount of approximately $77,000 relating to several international projects and higher stock option expenses in the amount of approximately $37,000.

Research and Development Expenses

Research and development expenses increased to $359,089 for the first quarter of 2009 from $290,755 for the same period in 2008.  The increase was due to higher product development costs relating to improvements to our radar level recorder and an increase in R&D personnel.  Our product development continues to focus on enhancements to our current products including our Satlink2 satellite transmitter/logger, our Xpert and XLite dataloggers, our water level sensors and tides systems.  These are the primary components of hydro-meteorological and oceanic monitoring systems.  We continue to invest in new products that we believe will improve our competitive position.

Interest and Other Income, Net

Due to our cash position, we did not use our line of credit during the first quarter of 2009.  We had interest income for the quarter ended March 31, 2009 of $19,318 as compared to interest income of $40,321 for the quarter ended March 31, 2008.  In 2007, we brought a lawsuit against our former Hydrological Services Vice President.   We settled the lawsuit in January 2009 in the amount of $150,000. The settlement provided for the immediate payment of $60,000.  The remaining balance of $90,000 was secured by a promissory note that requires monthly payments over a five year period including interest at 4%.

Income Taxes

Income tax expense for the quarter ended March 31, 2009 was $83,000 as compared to income tax expense of $116,000 for the quarter ended March 31, 2008.  The provisions for income taxes represent an effective income tax rate of 44% in 2009 and an effective income tax rate of 32% in 2008.  The increase is due to the exercise of stock options resulting in tax deductible compensation in 2008 while there were no employee stock option exercises in 2009.  The increase is also due to an increase in stock-based compensation expense recognized in 2009 for stock options issued and not completely vested.

Liquidity and Capital Resources

Cash and cash equivalents were $3,703,079 at March 31, 2009 compared to $3,705,475 at December 31, 2008.  Working capital increased slightly to $11,752,269 at March 31, 2009 compared with $11,745,166 at December 31, 2008.

Net cash provided by operating activities was $271,532 for the quarter ended March 31, 2009 as compared to net cash provided by operating activities of $274,231 for the quarter ended March 31, 2008.

Net cash used by investing activities was $256,291 for the quarter ended March 31, 2009 as compared to net cash used by investing activities of $33,132 for the quarter ended March 31, 2008.  An increase of $145,128 in restricted cash in the first quarter of 2009 was related to a bid bond issued to the India Meteorological Department.  The increase in purchases of property and equipment is due to leasehold improvements relating to our new corporate headquarters that is expected to be completed in May 2009.

Net cash used by financing activities was $2,765 for the quarter ended March 31, 2009 as compared to net cash used by financing activities of $12,035 for the quarter ended March 31, 2008.  The decrease was due to a reduction in the amount of term notes payable.

We have a revolving credit facility of $3,000,000 with BB&T.  We are permitted to borrow based on accounts receivable and inventory according to pre-established criteria. The credit facility expires on August 5, 2009 and is secured by substantially all assets of the Company.  Borrowings bear interest at the bank’s prime rate.  During the first quarter of 2009, there were no borrowings on the line of credit.

We frequently bid on and enter into international contracts that require bid and performance bonds.  At March 31, 2009 and December 31, 2008, a commercial bank had issued standby letters of credit in the amount of $1,010,238 that served as either a bid or performance bond.  The amount available to borrow under the line of credit was reduced by these amounts.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the annual report on Form 10-K for the fiscal year ended December 31, 2008. The Company exposures to market risk have not changed materially since December 31, 2008.

Item 4T. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2009, the end of the fiscal period covered by this report on Form 10-Q.  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Various legal claims can arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on our financial statements.  We have been named in a compensation claim under the Indian Anti-Trust Law that was filed in 2005 and is still pending before The Monopolies and Restrictive Trade Practices Commission in New Delhi, India.  We believe that the case is unsubstantiated and do not anticipate any material losses.

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

Sutron Corporation
(Registrant)

May 14, 2009	/s/ Raul S. McQuivey
Date	Raul S. McQuivey
President and Chief Executive Officer
(Principal Executive Officer)

May 14, 2009	/s/ Sidney C. Hooper
Date	Sidney C. Hooper
Chief Financial Officer and Treasurer
(Principal Accounting Officer)