Form 10-Q
period 2009-06-30
SUTRON CORP
filed 2009-08-14
CIK 728331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009
Commission file number: 0-12227

SUTRON CORPORATION

(Name of small business issuer as specified in its charter)

VIRGINIA	54-1006352
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

22400 Davis Drive, Sterling, Virginia 20164

(Address of principal executive offices)

703-406-2800

(Issuer's telephone number)

Securities registered under Section 12(g) of the Act: Common Stock, $.01 par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐ No  ☑

There were 4,570,632 outstanding shares of the issuer's only class of common equity, Common Stock, $0.01 par value, on August 14, 2009.

SUTRON CORPORATION
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUTRON CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2009	(Audited) December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$3,804,097	$3,705,475
Restricted cash and cash equivalents	1,050,451	784,920
Accounts receivable, net	5,233,444	3,872,527
Inventory	3,454,200	4,053,788
Prepaid items and other assets	266,048	302,633
Income taxes receivable	98,709	983,875
Deferred income taxes	294,000	308,000
Total Current Assets	14,200,949	14,011,218

Property and Equipment, Net	2,065,184	372,745
Other Assets
Goodwill	570,150	570,150
Other Assets	139,852	95,057
Total Assets	$16,976,135	$15,049,170

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,144,682	$1,200,721
Accrued payroll	202,394	129,142
Other accrued expenses	852,123	794,307
Notes payable – current	—	2,765
Billings in excess of costs and estimated earnings	85,143	139,117
Total Current Liabilities	2,284,342	2,266,052

Long-Term Liabilities
Deferred rent	1,379,260	—
Deferred income taxes	51,000	59,000
Total Long-term Liabilities	1,430,260	59,000
Total Liabilities	3,714,602	2,325,052

Stockholders’ Equity
Common stock	45,707	45,707
Additional paid-in capital	2,841,010	2,778,775
Retained earnings	10,474,556	10,009,105
Accumulated other comprehensive loss	(99,740)	(109,469)
Total Stockholders’ Equity	13,261,533	12,724,118
Total Liabilities and Stockholders’ Equity	$16,976,135	$15,049,170

See accompanying notes.

SUTRON CORPORTION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
	2009	2008

Net sales and revenues	$4,786,898	$4,025,016

Cost of sales and revenues	2,843,518	2,685,418

Gross profit	1,943,380	1,339,598

Operating expenses:
Selling, general and administrative expenses	961,872	723,335
Research and product development expenses	412,502	285,487
Total operating expenses	1,374,374	1,008,822

Operating income	569,006	330,776

Interest and other income, net	22,487	26,107

Income before income taxes	591,493	356,883

Income tax expense	232,700	98,000

Net income	$358,793	$258,883

Net income per share:

Basic income per share	$.08	$.06

Diluted income per share	$.07	$.05

See accompanying notes.

SUTRON CORPORTION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,
	2009	2008

Net sales and revenues	$8,361,929	$7,844,063

Cost of sales and revenues	5,032,260	5,009,866

Gross profit	3,329,669	2,834,197

Operating expenses:
Selling, general and administrative expenses	1,971,907	1,604,583
Research and development expenses	771,591	576,243
Total operating expenses	2,743,498	2,180,826

Operating income	586,171	653,371

Interest and other income, net	194,980	66,429

Income before income taxes	781,151	719,800

Income tax expense	315,700	214,000

Net income	$465,451	$505,800

Net income per share:

Basic income per share	$.10	$.11

Diluted income per share	$.09	$.10

See accompanying notes.

SUTRON CORPORTION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash Flows from Operating Activities:
Net income	$465,451	$505,800
Noncash items included in net income:
Depreciation and amortization	101,590	106,920
Deferred income taxes	6,000	(38,000)
Stock option compensation	62,235	26,846
Gain on disposal of property	(4,415)	—
Changes in current assets and liabilities:
Accounts receivable	(1,360,917)	(233,391)
Inventory	599,588	(129,759)
Prepaid items and other assets	(8,210)	(422,966)
Income taxes receivable	885,166	—
Accounts payable	(56,039)	73,099
Accrued expenses	131,068	(605,977)
Billings in excess of costs and estimated earnings	(53,974)	—
Deferred Rent	(11,590)	—
Net Cash Provided (Used) by Operating Activities	755,953	(717,428)

Cash Flows from Investing Activities:
Restricted cash and cash equivalents	(265,531)	(864,474)
Purchase of property and equipment	(403,179)	(11,503)
Proceeds from sales of property and equipment	4,415	—
Net Cash Used by Investing Activities	(664,295)	(875,977)

Cash Flows from Financing Activities:
Payments on notes payable	(2,765)	(27,330)
Proceeds from stock options exercised	—	20,400
Net Cash Used by Financing Activities	(2,765)	(6,930)

Effect of exchange rate changes on cash	9,729	(66,334)
Net increase (decrease) in cash and cash equivalents	98,622	(1,666,669)
Cash and cash equivalents at beginning of period	3,705,475	5,299,904
Cash and cash equivalents at end of period	$3,804,097	$3,633,235

Supplemental Schedule of Noncash
Investing Activities:
Acquisition of leasehold improvements from lease incentives	$1,390,850	$—

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

The financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2008. The condensed consolidated balance sheet as of December 31, 2008 was derived from the audited financial statements for the year then ended.

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

Effective January 1, 2006, the Company adopted SFAS No. 123R Accounting for Stock Based Compensation (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is being applied on the modified prospective transition method and therefore the Company has not restated results for prior periods. The financial statements for the three months and six months ended June 30, 2009 recognize compensation cost for the portion of outstanding awards which have vested during the period. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. For the three months and six months ended June 30, 2009, total stock-based compensation expense of $13,326 and $62,236 was included in operating expenses as compared to stock-based compensation of $12,228 and $26,846 for the three months and six months ended June 30, 2008. The weighted average fair value of options granted during the three months and six months ended June 30, 2009 was calculated using the Black-Scholes option pricing model with the following valuation assumptions and weighted average fair value as follows:

	Periods Ended June 30, 2009
	Three Months	Six Months
Weighted average fair value of grants	$4.82	$4.57
Expected volatility	38%	33%
Dividend yield	0	0
Risk-free interest rate	3.11%	2.46 – 3.11%
Expected term in years	10.00	10.00

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

The following new standards, amendments to standards and interpretations first became effective for the fiscal year beginning January 1, 2009 but the Company does not expect the adoption to have a material impact on its consolidated financial statements.

•	FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FAS No. 133.

•	FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), to partially defer FAS No. 157, Fair Value Measurements (“FAS 157”).

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

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events.”  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of SFAS 165 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)." SFAS 167 improves financial reporting by enterprises involved with variable interest entities.  SFAS 167 is effective for interim and annual periods ending after November 15, 2009.   Early adoption is prohibited. The Company does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial statements.

 In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – replacement of FASB Statement No. 162.”  SFAS 168 establishes the FASB Accounting Standards Codification which will become the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities.  SFAS 168 is effective immediately. The Company does not expect the adoption of SFAS 168 to have a material impact on its consolidated financial statements.

3.   Stock Options

The Company has granted stock options under the Stock Option Plans to key employees and directors for valuable services provided to the Company.  Under the 1996 Plan, the Company authorized 260,000 shares, 256,000 of which have been granted.   The Company authorized 60,000 shares under the 1997 Stock Option Plan, all of which have been granted.  Under the 2002 Plan, the Company authorized 650,000 shares, 554,333 of which have been granted. All three plans were amended in 2005 to allow Directors to participate in the plan, and to provide that vesting schedules will be determined by the Board at the time each individual option is granted.  Shares under all of the plans may be granted at not less than 100 percent of the fair market value at the grant date.  All options have a ten-year term from the date of grant.  Cancelled or expired options are able to be reissued.    The following table summarizes stock option activity under the Stock Option Plans for the six months ended June 30, 2009:

	Number of Shares	Weighted Avg. Exercise Price	Number of Options Exercisable
Balance – December 31, 2008	544,252	$1.80	498,786
Granted	45,000	4.57
Exercised	—	—
Canceled	—	—
Balance – June 30, 2009	589,252	$2.01	546,225

4.    Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock.

	Three Months Ended June 30,
	2009	2008
Net income	$358,793	$258,883
Shares used in calculation of income per share:
Basic	4,570,632	4,546,676
Effect of dilutive options	387,250	425,375
Diluted	4,957,882	4,972,051
Net income per share:
Basic	$.08	$.06
Diluted	$.07	$.05

	Six Months Ended June 30,
	2009	2008
Net income	$465,451	$505,800
Shares used in calculation of income per share:
Basic	4,570,632	4,539,168
Effect of dilutive options	388,034	434,206
Diluted	4,958,666	4,973,374
Net income per share:
Basic	$.10	$.11
Diluted	$.09	$.10

5.    Comprehensive Income (Loss)

The following table shows the computation of comprehensive loss income:

	Three Months Ended June 30,
	2009	2008
Net income	$358,793	$258,883
Other comprehensive income (loss):
Foreign currency translation adjustments	24,601	(68,651)
Total comprehensive income	$383,394	$190,232

	Six Months Ended June 30,
	2009	2008
Net income	$465,451	$505,800
Other comprehensive income (loss):
Foreign currency translation adjustments	9,729	(66,334)
Total comprehensive income	$475,180	$439,466

Other comprehensive income (loss) is primarily comprised of gains and losses on the translation of foreign currency denominated financial statements. Adjustments resulting from these translations are accumulated and reported as a component of other comprehensive income (loss) in stockholders’ equity section of the balance sheet.

6.    Lease Obligations

The Company entered into a ten year lease for a new corporate headquarters and operations facility in Sterling, Virginia on November 13, 2008.  The Company moved into the new facility on May 15, 2009 and lease payments commenced on June 1, 2009.  As per the lease agreement, the monthly rent for the first year is $30,135, and thereafter increases 3 percent per annum.  The lease agreement includes additional rent payments based on a pro rata portion of operating expenses which consist of building insurance, real estate taxes, landscaping and other property related expenses.  The Company received a tenant improvement allowance in the amount of $1,390,850 from the landlord.  The tenant improvement allowance was capitalized and recorded in the second quarter as a leasehold improvement.

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

Overview

Our primary focus is to provide real-time systems solutions, including equipment, software, and services to our customers in the areas of hydrological monitoring and control, meteorological monitoring including airport weather systems, and oceanic monitoring.  We design, manufacture and market these products and services to a diversified customer base consisting of federal, state, local and foreign governments, universities and engineering and hydropower companies.  Our products and services enable these entities to monitor and collect hydrological, meteorological and oceanic data for the management of critical water resources, for early warning of potentially disastrous floods, storms or tsunamis, for the optimization of hydropower plants and for providing real-time weather conditions at airports.

Our key products are the SatLink2 Transmitter/Logger, Xpert/XLite dataloggers, Accububble Self-Contained Bubbler, Accubar Pressure Sensor, Tides Systems, Ilex Tempest DCS Software and XConnect Systems Software.  These are the essential components of most systems and are provided to customers as off-the-shelf equipment or as components of a system.  The SatLink2 is a key product because it functions both as a transmitter and logger.  Because of its logger/transmitter functionality, it is a cost-effective solution for small systems that do not require a significant number of sensors or communications options.  The Xpert and XLite are more powerful dataloggers that have more logging capability and more communications options than the SatLink2.  Our Tides Systems are the only National Ocean Survey approved tides monitoring system in the United States.

International sales, which totaled 42% of revenues for 2008 and 51% of revenues for the first six months of 2009, continue to constitute a more significant portion of our revenues.  We expect international revenues to grow as a percentage of our total business. International sales are, however, difficult to forecast and international awards are frequently delayed due to governmental approvals.  Our contract with the Ministry of Energy and Water in Afghanistan could be impacted by security issues.  If stations cannot be installed in certain areas of the country due to security issues, this could result in a reduction in the scope of work and in the contract value.  Contract backlog on this project at June 30, 2009 was approximately $1,251,000. We are committed to our Airport Weather Systems business which only competes internationally although we compete against established firms with more experience.

Our domestic business is highly dependent upon government business.  Contracts and purchase orders with Federal, state and local government agencies represented approximately 46% of our 2008 revenues.  Due to economic conditions, we believe that competition in 2009 will continue to be more price-based.  We are closely following the federal economic stimulus plan.  We believe that we will benefit from increased future spending on water resources projects.  We believe that this will result in major customer orders in 2009 and 2010 from our federal and state customers. We are committed to growing our Hydrological Services Division; however, our primary customer in Florida, South Florida Water Management District (SFWMD), has expanded the pool of qualified contractors on all of our contracts.  We therefore must expand our business outside of SFWMD.  We also hope to sell significantly more standard products through our Hydrological Services which was a primary reason for setting up operations in Florida.  We have added the Ilex Division through our purchase of Ilex Engineering on December 31, 2008.  We believe that Ilex will help us compete better in the GOES data collection services market and global satellite market, both domestically and internationally.

We are committed in our ongoing sales, marketing and research and development activities to sustain and grow our sales and revenues from our products and services.  We expect our sales and marketing, research and development and general and administrative expenses to increase moderately in 2009 as compared to 2008.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of financial condition and results of operations are based upon the condensed financial statements, which have been prepared in accordance with generally accepted accounting principles as recognized in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, the valuation of inventory, and valuation of deferred tax assets and liabilities, useful lives of intangible assets, warranty obligations and accruals. We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For a complete description of accounting policies, see Note 1 to our financial statements included in the Company's Form 10-K for the year ended December 31, 2008. There were no significant changes in critical accounting estimates in the second quarter of 2009.

Results of Operations

 The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

	Three Months Ended June 30,
	2009	2008
Net sales and revenues	100.0%	100.0%
Cost of sales and revenues	59.4	66.7
Gross profit	40.6	33.3

Selling, general and administrative expenses	20.1	18.0
Research and product development expenses	8.6	7.1
Operating income	11.9	8.2
Interest and other income	.5	.6
Income before income taxes	12.4	8.8
Income taxes	4.9	2.4
Net income	7.5%	6.4%

Three months ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Net Sales and Revenues

Revenues for the second quarter ended June 30, 2009 increased 19% to $4,786,898 from $4,025,016 in 2008.  Net sales and revenues are broken down between sales of standard products and sales of systems, software and services.  Standard products had a net sales and revenue increase of 6% to $2,395,630 from $2,260,159 in 2008.  Net sales and revenues for systems, software and services increased 36% to $2,391,268 from $1,764,856 in 2008 primarily due to increased contract revenue from the Company’s project with the Tamil Nadu Agricultural University (TNAU) located in Coimbatore, India to provide 224 agricultural/meteorological monitoring stations.  Overall domestic revenues decreased 32% to $1,965,371 in the second quarter of 2009 versus $2,892,415 in 2008 while international revenues increased 149% to $2,821,527 in the second quarter of 2009 versus $1,132,601 in the same period in 2008.

Customer orders or bookings in the second quarter of 2009 were approximately $10,625,000 as compared to approximately $2,389,000 in the second quarter of 2008, an increase of 345%.  The increase was primarily due to receipt of the TNAU contract in April 2009 which was approximately $2,979,000 and due to two orders received from the U.S. Geological Survey in June 2009 which totaled approximately $3,972,000.

Cost of Sales and Revenues

Cost of sales as a percentage of revenues was 59.4% for the second quarter of 2009 as compared to 66.7% for the same period in 2008.   Cost of sales for standard products was approximately 58% in the second quarter of 2009 as compared to 52% in 2008.  The cost increase for standard products was primarily due to the product mix resulting in sales of lower margin products.  Cost of sales for systems, software and services was 60% in the second quarter of 2009 as compared to 86% in the second quarter of 2008.  The decrease was primarily due to increased sales volume which resulted in higher coverage of fixed costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $961,872 for the second quarter of 2009 from $723,335 for the same period in 2008. Selling, general and administrative expenses as a percentage of revenues increased to 20.1% for the second quarter of 2009 from 18% for the same period in 2008.  The increase was primarily due to higher sales and marketing costs due to the addition of our Ilex Division, increased Integrated Systems’ and Sutron HydroMet Systems (India wholly owned subsidiary) selling costs and increased General Services Administration (GSA) contract funding fees due to higher orders received from the U.S. Geological Survey.  One-time costs associated with moving into our new facility totaled approximately $31,000.

Research and Development Expenses

Research and development expenses increased to $412,502 for the second quarter of 2009 from $285,487 for the same period in 2008.  The increase was due higher use of subcontractors assisting on product development relating to our radar level recorder as well as another new product, an increase in R&D personnel and lower direct bill labor by engineering personnel resulting in higher charges to research and development projects.  Our product development continues to focus on enhancements to our current products including our Satlink2 satellite transmitter/logger, our Xpert /XLite dataloggers, our water level sensors and tides systems.  These are the primary components of hydro-meteorological and oceanic monitoring systems.  We continue to invest in new products that we believe will improve our competitive position.

Interest and Other Income, Net

Due to our cash position, we did not use our line of credit during the second quarter of 2009.  We had interest income for the quarter ended June 30, 2009 of $22,487 as compared to interest income of $26,107 for the quarter ended June 30, 2008.

Income Taxes

Income tax expense for the quarter ended June 30, 2009 was $232,700 as compared to an income tax expense of $98,000 for the quarter ended June 30, 2008.  The provisions for income taxes represent an effective income tax rate of 39% in 2009 and an effective income tax rate of 27.5% in 2008.  The exercise of employee stock options in the second quarter of 2008 resulted in tax deductible compensation which lowered income tax expense while there were no employee stock option exercises in 2009.

Six months ended June 30, 2009 Compared to Six Months Ended June 30, 2008

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

	Three Months Ended June 30,
	2009	2008
Net sales and revenues	100.0%	100.0%
Cost of sales and revenues	60.2	63.9
Gross profit	39.8	36.1

Selling, general and administrative expenses	23.6	20.5
Research and product development expenses	9.2	7.3
Operating income	7.0	8.3

Interest and other income	2.3	.9
Income before income taxes	9.3	9.2
Income taxes	3.8	2.7
Net income	5.6%	6.5%

Net Sales and Revenues

Revenues for the six months ended June 30, 2009 increased 7% to $8,361,929 from $7,844,063 in 2008.  Net sales and revenues are broken down between sales of standard products and sales of systems, software and services.  Standard products had a net sales and revenue increase of 3% to $4,514,205 from $4,390,980 in 2008.  Net sales and revenues for systems, software and services increased 11% to $3,847,724 from $3,453,083 in 2008 primarily due to increased contract revenue from the Company’s project with the Tamil Nadu Agricultural University (TNAU) located in Coimbatore, India to provide 224 agricultural/meteorological monitoring stations.  Overall domestic revenues decreased 18% to $4,114,769 for the six months ended June 30, 2009 versus $5,011,098 in 2008 while international revenues increased 50% to $4,247,161 for the six months ended June 30, 2009 versus $2,832,965 in 2008.

Customer orders or bookings for the six months ended June 30, 2009 were approximately $13,358,000 as compared to approximately $4,896,000 in 2008, an increase of 173%.  The increase was primarily due to receipt of the TNAU contract which was approximately $2,979,000 and due to two orders received from the U.S. Geological Survey which totaled approximately $3,972,000.

Cost of Sales and Revenues

Cost of sales as a percentage of revenues was 60.2% for the six months ended June 30, 2009 as compared to 63.9% for the same period in 2008.   Standard product cost of sales as a percentage of standard product revenues was approximately 53% for the six months ended June 30, 2009 as compared to 47% in 2008.  The standard product cost increase was primarily due to the product mix resulting in sales of lower margin products.  Cost of sales for systems, software and services as a percentage of systems, software and services revenues was 68% for the six months ended June 30, 2009 as compared to 85% in the second quarter of 2008.  The decrease was primarily due to increased sales volume which resulted in higher coverage of fixed costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,971,907 in 2009 as compared to $1,604,583 in 2008, an increase of $367,324 or 23%. Selling, general and administrative expenses as a percentage of revenues increased to 23.6% for the six months ended June 30, 2009 from 20.5% in 2008.  The increase can be attributed to higher sales and marketing costs due to the addition of our Ilex Division as well as increases in Integrated Systems’ and Sutron HydroMet Systems (India wholly owned subsidiary) selling costs.  Agent commissions on several international projects for the six months ended June 30, 2009 increased approximately $85,000 over 2008. GSA funding fees increased approximately $28,000 over 2008 fees due to large orders received from the U.S. Geological Survey during the first six months of 2009.  One-time costs associated with moving into our new facility totaled approximately $67,000 and one-time costs of stock option compensation relating to the Ilex acquisition totaled approximately $36,000 during the first six months of 2009.

Research and Development Expenses

Research and development expenses increased to $771,591 in 2009 from $576,243 in 2008, an increase of $195,348 or 34%.  Research and development expenses as a percentage of revenues increased to 9.2% for the six months ended June 30, 2009 from 7.3% in 2008. The increase was due higher use of subcontractors assisting on product development relating to our radar level recorder as well as another new product, an increase in R&D personnel and lower direct bill labor by engineering personnel resulting in higher charges to research and development projects.

Interest and Other Income, Net

Due to the Company's cash position, the Company did not use its line of credit during the six months ended June 30, 2009.  The Company had net interest income in 2009 of $44,979 as compared to net interest income of $66,429 in 2008.  In 2007, we brought a lawsuit against a former employee.   We settled the lawsuit in January 2009 in the amount of $150,000. The settlement provided for the immediate payment of $60,000.  The remaining balance of $90,000 was secured by a promissory note that requires monthly payments over a five year period including interest at 4%.

Income Taxes

Income taxes increased 48% in 2009 to $315,700 from $214,000 in 2008.  The provisions for income taxes represent an effective income tax rate of 40% in 2009 and 30% in 2008. The exercise of employee stock options during the six months ended June 30, 2008  resulted in tax deductible compensation which lowered income tax expense while there were no employee stock option exercises during the six months ended June 30, 2009.

Liquidity and Capital Resources

Cash and cash equivalents were $3,804,097 at June 30, 2009 compared to $3,705,475 at December 31, 2008.  Working capital increased to $11,916,607 at June 30, 2009 compared with $11,745,166 at December 31, 2008.

Net cash provided by operating activities was $755,953 for the six months ended June 30, 2009 as compared to cash used by operating activities of $717,428 for the six months ended June 30, 2008. An increase in accounts receivables was offset by reductions in inventory and income tax receivables.

Net cash used by investing activities was $664,295 for the six months ended June 30, 2009 as compared to cash used by investing activities of $875,977 for the six months ended June 30, 2008.  Cash used in 2009 was primarily for the purchase of property and equipment and an increase in restricted cash that was used to secure bid and performance bonds.  Cash used in 2008 was due to an increase in restricted cash relating to a performance bond issued to the Ministry of Energy and Water in Afghanistan.

Net cash used by financing activities was $2,765 for the six months ended June 30, 2009 as compared to net cash used by financing activities of $6,930 for the six months ended June 30, 2008.

We had a revolving credit facility of $3,000,000 with BB&T that expired on August 5, 2009.  We anticipate that the credit facility will be renewed in August 2009.  We have been permitted to borrow based on accounts receivable and inventory according to pre-established criteria. The credit facility has been secured by substantially all assets of the Company.  Borrowings bear interest at the bank’s prime rate.  During the six months ended June 30, 2009, there were no borrowings on the line of credit.

We frequently bid on and enter into international contracts that require bid and performance bonds.  At June 30, 2009 and December 31, 2008, our bank had issued standby letters of credit in the amount of $411,000 and $1,010,238 respectively that served as either a bid or performance bond.  The amount available to borrow under the line of credit was reduced by these amounts.

Management believes that its existing cash resources, cash flow from operations and short-term borrowings on the anticipated credit line will provide adequate resources for supporting operations during fiscal 2009.  Although there can be no assurance that our revolving credit facility will be renewed, management believes that, if needed, it would be able to find alternative sources of funds on commercially acceptable terms.

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

Item 4T.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2009, the end of the fiscal period covered by this report on Form 10-Q.  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

(b) Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 4.  Submission of Matters to a Vote of Security Holders

On May 13, 2009, an Annual Meeting of Shareholders of Sutron Corporation was held.  Directors elected at the meeting were Raul S. McQuivey, Daniel W. Farrell, Robert F. Roberts, Jr., Andrew D. Lipman and Leland R. Phipps.  Yount, Hyde & Barbour, P.C. was appointed as independent accountants for 2009.  The election of directors and the appointment of the independent accountants were the only matters voted upon at the meeting.  The number of shares eligible to vote at the meeting was 4,570,632.  The results of the voting on these matters are shown below.

1.    Election of Directors

Name	Votes For	Votes Withheld
Raul S. McQuivey	3,986,361	10,814
Daniel W. Farrell	3,995,061	2,114
Robert F. Roberts, Jr.	3,989,461	7,714
Andrew D. Lipman	3,989,461	7,714
Leland R. Phipps	3,989,461	7,714

2.    Appointment of Yount, Hyde & Barbour, P.C. as Independent Accountants.

For	Against	Abstain
3,996,875	—	300

Item 6.  Exhibits

10.1	Stock Option Agreement between the Company and Andrew D. Lipman dated May 13, 2009

10.2	Stock Option Agreement between the Company and Leland R. Phipps dated May 13, 2009

10.3	Stock Option Agreement between the Company and Robert F. Roberts, Jr. dated May 13, 2009

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification of the President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sutron Corporation
(Registrant)

August 13, 2009	/s/ Raul S. McQuivey
Date	Raul S. McQuivey
President and Chief Executive Officer
(Principal Executive Officer)

August 13, 2009	/s/ Sidney C. Hooper
Date	Sidney C. Hooper
Chief Financial Officer and Treasurer
(Principal Accounting Officer)