Form 10-Q
period 2009-09-30
SUTRON CORP
filed 2009-11-13
CIK 728331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009
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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

There were 4,570,632 outstanding shares of the issuer's only class of common equity, Common Stock, $0.01 par value, on November 14, 2009.

SUTRON CORPORATION
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUTRON CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2009	(Audited) December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$3,654,855	$3,705,475
Restricted cash and cash equivalents	1,458,535	784,920
Accounts receivable, net	5,755,794	3,872,527
Inventory	3,798,136	4,053,788
Prepaid items and other assets	302,657	302,633
Income taxes receivable	83,454	983,875
Deferred income taxes	339,000	308,000
Total Current Assets	15,392,431	14,011,218

Property and Equipment, Net	1,925,080	372,745
Other Assets
Goodwill	570,150	570,150
Other Assets	131,662	95,057
Total Assets	$18,019,323	$15,049,170

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,028,340	$1,200,721
Accrued payroll	458,288	129,142
Other accrued expenses	1,124,522	794,307
Notes payable – current	–	2,765
Bank credit facility	228,621	–
Billings in excess of costs and estimated earnings	53,041	139,117
Total Current Liabilities	2,892,812	2,266,052

Long-Term Liabilities
Deferred rent	1,344,488	–
Deferred income taxes	62,000	59,000
Total Long-term Liabilities	1,406,488	59,000
Total Liabilities	4,299,300	2,325,052

Stockholders’ Equity
Common stock	45,707	45,707
Additional paid-in capital	2,888,137	2,778,775
Retained earnings	10,881,897	10,009,105
Accumulated other comprehensive loss	(95,718)	(109,469)
Total Stockholders’ Equity	13,720,023	12,724,118
Total Liabilities and Stockholders’ Equity	$18,019,323	$15,049,170

See accompanying notes.

SUTRON CORPORTION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2009	2008

Net sales and revenues	$4,536,850	$4,395,775

Cost of sales and revenues	2,613,524	2,856,044

Gross profit	1,923,326	1,539,731

Operating expenses:
Selling, general and administrative expenses	905,980	892,955
Research and product development expenses	443,477	332,133
Total operating expenses	1,349,457	1,225,088

Operating income	573,869	314,643

Interest and other income, net	20,772	22,224

Income before income taxes	594,641	336,867

Income tax expense	187,300	150,000

Net income	$407,341	$186,867

Net income per share:

Basic income per share	$.09	$.04

Diluted income per share	$.08	$.04

See accompanying notes.

SUTRON CORPORTION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008

Net sales and revenues	$12,898,779	$12,239,838

Cost of sales and revenues	7,645,785	7,865,910

Gross profit	5,252,994	4,373,928

Operating expenses:
Selling, general and administrative expenses	2,877,887	2,497,538
Research and development expenses	1,215,067	908,376
Total operating expenses	4,092,954	3,405,914

Operating income	1,160,040	968,014

Interest and other income, net	215,752	88,653

Income before income taxes	1,375,792	1,056,667

Income tax expense	503,000	364,000

Net income	$872,792	$692,667

Net income per share:

Basic income per share	$.19	$.15

Diluted income per share	$.18	$.14

See accompanying notes.

SUTRON CORPORTION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities:
Net income	$872,792	$692,667
Noncash items included in net income:
Depreciation and amortization	181,362	160,380
Deferred income taxes	(28,000)	(28,000)
Stock option compensation	109,362	41,503
Gain on disposal of property	(4,415)	–
Changes in current assets and liabilities:
Accounts receivable	(1,883,267)	(79,860)
Inventory	255,652	402,661
Prepaid items and other assets	(36,629)	(404,773)
Income taxes receivable	900,421	–
Accounts payable	(172,381)	493,740
Accrued expenses	659,361	(449,125)
Billings in excess of costs and estimated earnings	(86,076)	–
Deferred Rent	(46,362)	–
Net Cash Provided by Operating Activities	721,820	829,193

Cash Flows from Investing Activities:
Restricted cash and cash equivalents	(673,615)	(935,242)
Purchase of property and equipment	(342,847)	(33,571)
Proceeds from sales of property and equipment	4,415	–
Net Cash Used by Investing Activities	(1,012,047)	(968,813)

Cash Flows from Financing Activities:
Payments on notes payable	(2,765)	(31,864)
Proceeds from credit facility	228,621	–
Proceeds from stock options exercised	–	28,650
Net Cash Provided (Used) by Financing Activities	225,856	(3,214)

Effect of exchange rate changes on cash	13,751	(50,247)
Net increase (decrease) in cash and cash equivalents	(50,620)	(193,081)
Cash and cash equivalents at beginning of period	3,705,475	5,299,904
Cash and cash equivalents at end of period	$3,654,855	$5,106,823

Supplemental Schedule of Noncash
Investing Activities:
Acquisition of leasehold improvements from lease incentives	$1,390,850	$–

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

The financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2008. The consolidated balance sheet as of December 31, 2008 was derived from the audited financial statements for the year then ended.

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

Stock Compensation

The Company’s Amended and Restated 1996, 1997 and 2002 Stock Option Plans (the “Stock Option Plans”) provide for the issuance of non-qualified stock options to employees, officers and directors. The plans are administered by the compensation committee of the Board of Directors which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award. See Note 13 of the Company’s financial statements in its Annual Report on Form 10-K for the year ended December 31, 2008 for additional information related to the stock option plans.

The Company measures and recognizes compensation expense for all stock-based payments at fair value. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The financial statements for the three months and nine months ended September 30, 2009 recognize stock-based compensation costs for the portion of outstanding awards which have vested during the period. For the three months and nine months ended September 30, 2009, total stock-based compensation expense of $47,126 and $109,362 was included in operating expenses as compared to stock-based compensation of $14,656 and $41,503 for the three months and nine months ended September 30, 2008.

The weighted average fair value of options granted during the three months and nine months ended September 30, 2009 was calculated using the Black-Scholes option pricing model with the following valuation assumptions and weighted average fair value as follows:

	Periods Ended September 30, 2009
	Three Months	Nine Months
Weighted average fair value of grants	–	$4.57
Expected volatility	–	25% - 33%
Dividend yield	–	0
Risk-free interest rate	–	2.46 – 3.11%
Expected term in years	–	10.00

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

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events.”  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on our consolidated financial statements.

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

 In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – replacement of FASB Statement No. 162.”  SFAS 168 establishes the FASB Accounting Standards Codification which will become the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities.  SFAS 168 is effective immediately. The adoption of SFAS 168 did not have a material impact on our consolidated financial statements.

In June 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 112 (SAB 112). SAB 112 revises or rescinds portions of the interpretative guidance included in the codification of SABs in order to make the interpretive guidance consistent with current U.S. GAAP.  The Company does not expect the adoption of SAB 112 to have a material impact on its consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (ASU 2009-05), “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.” ASU 2009-05 amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall,” and provides clarification for the fair value measurement of liabilities. ASU 2009-05 is effective for the first reporting period including interim period beginning after issuance.  The Company does not expect the adoption of ASU 2009-05 to have a material impact on its consolidated financial statements.

In October 2009, the Securities and Exchange Commission issued Release No. 33-99072, “Internal Control over Financial Reporting in Exchange Act Periodic Reports of Non-Accelerated Filers.” Release No. 33-99072 delays the requirement for non-accelerated filers to include an attestation report of their independent auditor on internal control over financial reporting with their annual report until the fiscal year ending on or after June 15, 2010.

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for us beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our financial statements.

3.  Stock Options

The Company has granted stock options under the Stock Option Plans to key employees and directors for valuable services provided to the Company.  The vesting schedules are determined by the Board of Directors at the time each individual option is granted.  Under the 1996 Plan, the Company authorized 260,000 shares, 259,000 of which have been granted.   The Company authorized 60,000 shares under the 1997 Plan, all of which have been granted.  Under the 2002 Stock Option Plan, the Company authorized 650,000 shares, 561,333 of which have been granted.  Shares under all of the plans may be granted at not less than 100 percent of the fair market value at the grant date.  All options have a ten-year term from the date of grant.  Cancelled or expired options are able to be reissued.  The following table summarizes stock option activity under the Stock Option Plans for the nine months ended September 30, 2009:

	Number of Shares	Weighted Avg. Exercise Price	Number of Options Exercisable
Balance – December 31, 2008	544,252	$1.80	498,786
Granted	45,000	4.57
Exercised	–	–
Canceled	–	–
Balance – September 30, 2009	589,252	$2.01	550,005

4.  Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock.

	Three Months Ended September 30,
	2009	2008
Net income	$407,341	$186,867
Shares used in calculation of income per share:
Basic	4,570,632	4,556,447
Effect of dilutive options	412,791	408,831
Diluted	4,983,423	4,965,278
Net income per share:
Basic	$.09	$.04
Diluted	$.08	$.04

	Nine Months Ended September 30,
	2009	2008
Net income	$872,792	$692,667
Shares used in calculation of income per share:
Basic	4,570,632	4,542,793
Effect of dilutive options	397,371	435,948
Diluted	4,968,003	4,978,741
Net income per share:
Basic	$.19	$.15
Diluted	$.18	$.14

5.  Comprehensive Income (Loss)

The following table shows the computation of comprehensive loss income:

	Three Months Ended September 30,
	2009	2008
Net income	$407,341	$186,867
Other comprehensive income (loss):
Foreign currency translation adjustments	4,021	16,088
Total comprehensive income	$411,362	$202,955

	Nine Months Ended September 30,
	2009	2008
Net income	$872,792	$692,667
Other comprehensive income (loss):
Foreign currency translation adjustments	13,751	(50,247)
Total comprehensive income	$886,543	$642,420

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

7.  Subsequent Events

Subsequent events have been evaluated through November 13, 2009 which is the date that the financial statements were issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements made in this Quarterly Report on Form 10-Q, including without limitation this Management's Discussion and Analysis of Financial Condition and Results of Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may sometimes be identified by such words as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. We believe that it is important to communicate our future expectations to investors. However, these forward-looking statements involve many risks and uncertainties including those identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors.  We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results.

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

International sales, which totaled 42% of revenues for 2008 and 45% of revenues for the first nine months of 2009, continue to constitute a significant portion of our revenues.  We anticipate that international revenues will grow as a percentage of our total business. International sales are, however, difficult to forecast and international awards are frequently delayed due to governmental approvals.  Our contract with the Ministry of Energy and Water in Afghanistan could be impacted by security issues.  If stations cannot be installed in certain areas of the country due to security issues, this could result in a reduction in the scope of work and in the contract value.  Contract backlog on this project at September 30, 2009 was approximately $1,062,000. We are committed to our Airport Weather Systems business which only competes internationally although we compete against established firms with more experience.

Our domestic business is highly dependent upon government business.  Contracts and purchase orders with Federal, state and local government agencies represented approximately 46% of our 2008 revenues.  Due to economic conditions, we believe that competition in 2009 will continue to be more price-based.  We are closely following the federal economic stimulus plan.  We believe that we will benefit from increased spending on water resources projects.  We believe that this will result in significant customer orders in 2009 and 2010 from our federal and state customers. We are committed to growing our Hydrological Services Division; however, our primary customer in Florida, South Florida Water Management District (SFWMD), has expanded the pool of qualified contractors on all of our contracts.  We therefore must expand our business outside of SFWMD.  We also hope to sell significantly more standard products through our Hydrological Services which was a primary reason for setting up operations in Florida.  We have added the Ilex Division through our purchase of Ilex Engineering on December 31, 2008.  We believe that Ilex will help us compete better in the Geostationary Operational Environmental Satellite (“GOES”) data collection market and global satellite market, both domestically and internationally.

We are committed in our ongoing sales, marketing and research and development activities to sustain and grow our sales and revenues from our products and services.  Our sales and marketing, research and development and general and administrative expenses have increased moderately in 2009 as compared to 2008.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of financial condition and results of operations are based upon the condensed financial statements, which have been prepared in accordance with generally accepted accounting principles as recognized in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, the valuation of inventory, and valuation of deferred tax assets and liabilities, useful lives of intangible assets, warranty obligations and accruals. We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For a complete description of accounting policies, see Note 1 to our financial statements included in the Company's Form 10-K for the year ended December 31, 2008. There were no significant changes in critical accounting estimates in the third quarter of 2009.

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

	Three Months Ended September 30,
	2009	2008
Net sales and revenues	100.0%	100.0%
Cost of sales and revenues	57.6	65.0
Gross profit	42.4	35.0

Selling, general and administrative expenses	20.0	20.3
Research and product development expenses	9.8	7.6
Operating income	12.6	7.1
Interest and other income	.5	.5
Income before income taxes	13.1	7.6
Income taxes	4.1	3.4
Net income	9.0%	4.2%

Three months ended September 30, 2009 Compared to Three Months Ended September 30, 2008
Net Sales and Revenues

Revenues for the third quarter ended September 30, 2009 increased 3% to $4,536,850 from $4,395,775 in 2008.  Net sales and revenues are broken down between sales of standard products and sales of systems, software and services.  Standard products had a net sales and revenue increase of 14% to $2,592,346 from $2,278,103 in 2008.  Net sales and revenues for systems, software and services decreased 8% to $1,944,504 from $2,117,672 in 2008 primarily due to decreased systems sales.  Overall domestic revenues increased 19% to $3,032,894 in the third quarter of 2009 versus $2,546,070 in 2008 while international revenues decreased 19% to $1,503,956 in the third quarter of 2009 versus $1,849,705 in the same period in 2008.

Customer orders or bookings in the third quarter of 2009 were approximately $9,505,000 as compared to approximately $5,505,000 in the third quarter of 2008, an increase of 73%.  The increase was primarily due to a significant contract award of approximately $4,200,000 from UTE Dominion-ADASA in Spain for a hydro-meteorological monitoring system in Venezuela.

Cost of Sales and Revenues

Cost of sales as a percentage of revenues was 57.6% for the third quarter of 2009 as compared to 65% for the same period in 2008.   Cost of sales for standard products was approximately 49% in the third quarter of 2009 as compared to 51% in 2008.  The cost decrease for standard products was primarily due to the product mix resulting in sales of higher margin products.  Cost of sales for systems, software and services was 69% in the third quarter of 2009 as compared to 80% in the third quarter of 2008.  The decrease was primarily due to higher utilization of personnel and a foreign currency gain of approximately $4,000 in 2009 as compared to a foreign currency loss of approximately $106,000 in 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $905,980 for the third quarter of 2009 from $892,955 for the same period in 2008. Selling, general and administrative expenses as a percentage of revenues decreased to 20% for the third quarter of 2009 from 20.3% for the same period in 2008.

Research and Development Expenses

Research and development expenses increased to $443,477 in the third quarter of 2009 from $332,133 for the same period in 2008, an increase of $111,344 or 33.5%.  Research and development expenses as a percentage of revenues increased to 9.8% for the third quarter of 2009 from 7.6% for the same period in 2008.  The increase was due to an increase in R&D personnel and activities and lower direct bill labor by engineering personnel.

Interest and Other Income, Net

We had net interest income for the quarter ended September 30, 2009 of $20,772 as compared to net interest income of $22,224 for the quarter ended September 30, 2008.  Due to our cash position, we did not use our line of credit during the third quarter of 2009 with the exception of our India operations.   They are currently performing on a contract with Tamil Nadu Agricultural University (TNAU) and used a credit facility with YES Bank in India to finance the project expenses during the third quarter of 2009.

Income Taxes

Income tax expense for the quarter ended September 30, 2009 was $187,300 as compared to income tax expense of $150,000 for the quarter ended September 30, 2008.  The provisions for income taxes represent an effective income tax rate of 31.5% in 2009 and an effective income tax rate of 44.5% in 2008.  The decrease in the effective income tax rate is due to an increase in the deferred taxes relating to stock option compensation.

Nine months ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

	Nine Months Ended September 30,
	2009	2008
Net sales and revenues	100.0%	100.0%
Cost of sales and revenues	59.3	64.3
Gross profit	40.7	35.7

Selling, general and administrative expenses	22.3	20.4
Research and product development expenses	9.4	7.4
Operating income	9.0	7.9

Interest and other income	1.7	.7
Income before income taxes	10.7	8.6
Income taxes	3.9	3.0
Net income	6.8%	5.6%

Net Sales and Revenues

Revenues for the nine months ended September 30, 2009 increased 5% to $12,898,779 from $12,239,838 in 2008.  Net sales and revenues are broken down between sales of standard products and sales of systems, software and services.  Standard products had a net sales and revenue increase of 7% to $7,106,550 from $6,669,083 in 2008.  Net sales and revenues for systems, software and services increased 4% to $5,792,229 from $5,570,755 in 2008.  Overall domestic revenues decreased 5% to $7,147,663 for the nine months ended September 30, 2009 versus $7,557,168 in 2008 while international revenues increased 23% to $5,751,116 for the nine months ended September 30, 2009 versus $4,682,670 in 2008. The international increase was primarily due to increased contract revenue from the Company’s project with the Tamil Nadu Agricultural University (TNAU) located in Coimbatore, India to provide 224 meteorological monitoring stations.

Customer orders or bookings for the nine months ended September 30, 2009 were approximately $22,863,000 as compared to approximately $10,401,000 in 2008, an increase of 120%.  The increase was primarily due to receipt of the TNAU contract which was approximately $2,979,000,  two orders received from the U.S. Geological Survey which totaled approximately $3,972,000 and a contract award from UTE Dominion/ADASA for approximately $4,200,000 for a hydro-meteorological monitoring system in Venezuela.

Cost of Sales and Revenues

Cost of sales as a percentage of revenues was 59.3% for the nine months ended September 30, 2009 as compared to 64.3% for the same period in 2008.   Standard product cost of sales as a percentage of standard product revenues was approximately 52% for the nine months ended September 30, 2009 as compared to 49% in 2008.  The standard product cost increase was primarily due to the product mix resulting in sales of lower margin products.  Cost of sales for systems, software and services as a percentage of systems, software and services revenues was 69% for the nine months ended September 30, 2009 as compared to 83% in 2008.  The decrease was primarily due to higher utilization of personnel and a net foreign currency gain in 2009 of $23,075 as compared to a foreign currency loss in 2008 of $144,500.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,877,887 in 2009 as compared to $2,497,538 in 2008, an increase of $380,349 or 15%. Selling, general and administrative expenses as a percentage of revenues increased to 22.3% for the nine months ended September 30, 2009 from 20.4% in 2008.  The increase can be attributed to higher sales and marketing costs due to the addition of our Ilex Division as well as increases in Integrated Systems’ selling costs.  Agent commissions on several international projects for the nine months ended September 30, 2009 increased approximately $91,000 over 2008. GSA funding fees increased approximately $28,000 over 2008 fees due to large orders received from the U.S. Geological Survey during the first nine months of 2009.  One-time costs associated with moving into our new facility totaled approximately $67,000 and one-time costs of stock option compensation relating to the Ilex acquisition totaled approximately $53,000 during the first nine months of 2009.

Research and Development Expenses

Research and development expenses increased to $1,215,067 in 2009 from $908,376 in 2008, an increase of $306,691 or 34%.  Research and development expenses as a percentage of revenues increased to 9.4% for the nine months ended September 30, 2009 from 7.4% in 2008. The increase was due higher use of subcontractors assisting on product development, an increase in R&D personnel and lower direct bill labor by engineering personnel.

Interest and Other Income, Net

Net interest and other income increased to $215,752 for the nine months ended September 30, 2009 as compared to $88,653 in 2008.  In 2007, we brought a lawsuit against a former employee.  We settled the lawsuit in January 2009 in the amount of $150,000. The settlement provided for the immediate payment of $60,000.  The remaining balance of $90,000 was secured by a promissory note that requires monthly payments over a five year period including interest at 4%.  The Company had net interest income in 2009 of $61,337 as compared to net interest income of $88,653 in 2008.

Due to our cash position, we did not use our line of credit during the nine months ended September 30, 2009 with the exception of our India operations.   Our India operations are currently performing on a contract with TNAU and used a credit facility with YES Bank in India to finance the project expenses during the first nine months 2009.

Income Taxes

Income taxes increased 38% in 2009 to $503,000 from $364,000 in 2008.  The provisions for income taxes represent an effective income tax rate of 37% in 2009 and 34% in 2008. The exercise of employee stock options during the nine months ended September 30, 2008 resulted in tax deductible compensation which lowered income tax expense while there were no employee stock option exercises during the nine months ended September 30, 2009.

Liquidity and Capital Resources

Cash and cash equivalents were $3,654,855 at September 30, 2009 compared to $3,705,475 at December 31, 2008.  Working capital increased to $12,499,619 at September 30, 2009 compared with $11,745,166 at December 31, 2008.

Net cash provided by operating activities was $721,820 for the nine months ended September 30, 2009 as compared to cash provided by operating activities of $829,193 for the nine months ended September 30, 2008.

Net cash used by investing activities was $1,012,047 for the nine months ended September 30, 2009 as compared to cash used by investing activities of $968,813 for the nine months ended September 30, 2008.  Cash used in 2009 was primarily for the purchase of property and equipment and an increase in restricted cash that was used to secure bid and performance bonds.  Cash used in 2008 was due to an increase in restricted cash relating to a performance bond issued to the Ministry of Energy and Water in Afghanistan.

Net cash provided by financing activities was $225,856 for the nine months ended September 30, 2009 as compared to net cash used by financing activities of $3,214 for the nine months ended September 30, 2008.  Cash provided by financing activities was due to borrowings by our India subsidiary on a credit facility with YES Bank in India to finance TNAU project expenses.

We have a revolving credit facility of $3,000,000 with BB&T that expires on August 5, 2010.  We are permitted to borrow based on accounts receivable and inventory according to pre-established criteria. The credit facility has been secured by substantially all assets of the Company.  Borrowings bear interest at the bank’s prime rate.  During the nine months ended September 30, 2009, there were no borrowings on the line of credit. Our India subsidiary has a $570,000 credit facility with YES Bank.  The credit facility was established by a letter of credit issued by BB&T to YES Bank.

We frequently bid on and enter into international contracts that require bid and performance bonds.  At September 30, 2009 and December 31, 2008, our bank had issued standby letters of credit in the amount of $417,742 and $1,010,238 respectively that served as either a bid or performance bond.  The amount available to borrow under the line of credit was reduced by these amounts.

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

Item 4T. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2009, the end of the fiscal period covered by this report on Form 10-Q.  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

(b) Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Various legal claims can arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on our financial statements.  We have been named in a compensation claim under the Indian Anti-Trust Law that was filed in 2005 and is still pending before The Monopolies and Restrictive Trade Practices Commission in New Delhi, India.  We believe that the case is meritless and do not anticipate any material losses.

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

Sutron Corporation (Registrant)

Date: November 13, 2009	By:	/s/ Raul S. McQuivey
Raul S. McQuivey
President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2009	By:	/s/ Sidney C. Hooper
Sidney C. Hooper
Chief Financial Officer and Treasurer (Principal Accounting Officer)