Form 10-Q
period 2010-03-31
SUTRON CORP
filed 2010-05-17
CIK 728331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010
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

There were 4,570,632 outstanding shares of the issuer's only class of common equity, Common Stock, $0.01 par value, on May 17, 2010.

SUTRON CORPORATION
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED MARCH 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

We recommend that you read the unaudited consolidated financial statements included herein in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on April 15, 2010. The consolidated financial statements contained therein included restatements of previously reported financial statements and related disclosures for the years ended December 31, 2008, 2007 and 2006, as well as the quarterly financial statements for the periods ended March 31, 2006 through September 30, 2009. All financial information contained herein related to such prior restated quarterly periods are “as restated”.

SUTRON CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$6,381,609	$4,666,983
Restricted cash and cash equivalents	1,641,806	1,032,517
Accounts receivable, net	5,520,973	7,468,327
Inventory	3,236,240	3,088,782
Prepaid items and other assets	673,832	206,338
Income taxes receivable	—	70,695
Deferred income taxes	435,000	412,000
Total Current Assets	17,889,460	16,945,642

Property and Equipment, Net	1,850,360	1,884,876
Other Assets
Goodwill	570,150	570,150
Other Assets	119,523	127,529
Total Assets	$20,429,493	$19,528,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,234,683	$1,064,425
Accrued payroll	483,624	479,507
Other accrued expenses	1,464,169	1,470,477
Billings in excess of costs and estimated earnings	392,591	—
Total Current Liabilities	3,575,067	3,014,409
Long-Term Liabilities
Deferred rent	1,300,405	1,335,176
Deferred income taxes	132,000	148,000
Total Long-term Liabilities	1,432,405	1,483,176
Total Liabilities	5,007,472	4,497,585
Stockholders’ Equity
Common stock	45,707	45,707
Additional paid-in capital	3,654,115	3,635,659
Retained earnings	11,756,228	11,422,485
Accumulated other comprehensive loss	(34,029)	(73,239)
Total Stockholders’ Equity	15,422,021	15,030,612
Total Liabilities and Stockholders’ Equity	$20,429,493	$19,528,197

See accompanying notes.

SUTRON CORPORTION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
		(Restated)

Net sales and revenues	$4,899,840	$3,575,031

Cost of sales and revenues	2,988,329	2,230,909

Gross profit	1,911,511	1,344,122

Operating expenses:
Selling, general and administrative expenses	989,957	1,036,372
Research and development expenses	415,796	359,089
Total operating expenses	1,405,753	1,395,461

Operating income (loss)	505,758	(51,339)

Interest and other income, net	12,985	172,493

Income before income taxes	518,743	121,154

Income tax expense	185,000	53,000

Net income	$333,743	$68,154

Net income per share:

Basic income per share	$0.07	$0.01

Diluted income per share	$0.07	$0.01

See accompanying notes.

SUTRON CORPORTION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
		(Restated)
Cash Flows from Operating Activities:
Net income	$333,743	$68,154
Noncash items included in net income:
Depreciation and amortization	74,801	45,000
Deferred income taxes	(39,000)	(13,000)
Stock option compensation	18,456	75,247
Gain on disposal of property	—	(3,210)
Changes in current assets and liabilities:
Accounts receivable	1,947,354	379,863
Inventory	(147,458)	269,177
Prepaid items and other assets	(459,487)	40,920
Income taxes receivable	70,695	(34,666)
Accounts payable	170,258	(464,966)
Accrued expenses	(2,192)	(63,205)
Billings in excess of costs and estimated earnings	392,591	(27,782)
Deferred Rent	(34,771)	—
Net Cash Provided by Operating Activities	2,324,990	271,532

Cash Flows from Investing Activities:
Restricted cash and cash equivalents	(609,289)	(145,128)
Purchase of property and equipment	(40,285)	(114,373)
Proceeds from sales of property and equipment	—	3,210
Net Cash Used by Investing Activities	(649,574)	(256,291)

Cash Flows from Financing Activities:
Payments on notes payable	—	(2,765)
Net Cash Used by Financing Activities	—	(2,765)

Effect of exchange rate changes on cash	39,210	(14,872)
Net increase (decrease) in cash and cash equivalents	1,714,626	(2,396)
Cash and cash equivalents at beginning of period	4,666,983	3,705,475
Cash and cash equivalents at end of period	$6,381,609	$3,703,079

See accompanying notes.

SUTRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business and Basis of Presentation

Sutron Corporation (the “Company”) was incorporated on December 30, 1975, under the General Laws of the Commonwealth of Virginia.  The Company operates from its headquarters located in Sterling, Virginia.  The Company has several branch offices located throughout the United States, a branch office in India and a wholly owned subsidiary in India. The Company is a leading provider of real-time data collection and control products, systems software and professional services in the hydrological, meteorological and oceanic monitoring markets.  The Company’s principal products include data loggers, satellite transmitters/loggers, water level and meteorological sensors, tides systems and system and application software.  Customers consist of a diversified base of Federal, state, local and foreign government agencies, universities, engineering firms and hydropower companies.

The financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2009. The consolidated balance sheet as of December 31, 2009 was derived from the audited financial statements for the year then ended.

In the opinion of the Company, all adjustments necessary to present fairly the financial position of the Company and the results of its operations and its cash flows have been included in the accompanying financial statements. The results of operations for interim periods are not necessarily indicative of the expected results for the full year.

We recommend that you read the unaudited consolidated financial statements included herein in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on April 15, 2010. The consolidated financial statements contained therein included restatements of previously reported financial statements and related disclosures for the years ended December 31, 2008, 2007 and 2006, as well as the quarterly financial statements for the periods ended March 31, 2006 through September 30, 2009. All financial information contained herein related to such prior restated periods are "as restated".

2.     Significant Accounting Policies

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These judgments are difficult as matters that are inherently uncertain directly impact their valuation and accounting. Actual results may vary from management’s estimates and assumptions. The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.

Stock Compensation

The Company’s Amended and Restated 1996, 1997 and 2002 Stock Option Plans (the “Stock Option Plans”) provide for the issuance of non-qualified stock options to employees, officers and directors. The plans are administered by the compensation committee of the Board of Directors which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award. See Note 15 of the Company’s financial statements in its Annual Report on Form 10-K for the year ended December 31, 2009 for additional information related to the stock option plans.

The Company measures and recognizes compensation expense for all stock-based payments at fair value. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The financial statements for the three months ended March 31, 2010 recognize stock-based compensation costs for the portion of outstanding awards which have vested during the period. For the three months ended March 31, 2010, total stock-based compensation expense of $18,456 was included in operating expenses as compared to stock-based compensation of $75,247 for the three months ended March 31, 2009. There were no options granted during the three months ended March 31, 2010.

Recent Accounting Standards

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

3.  Stock Options

The Company has granted stock options under the Stock Option Plans to key employees and directors for valuable services provided to the Company.  The vesting schedules are determined by the Board of Directors at the time each individual option is granted.  Under the 1996 Plan, the Company authorized 260,000 shares, 259,000 of which have been granted.   The Company authorized 60,000 shares under the 1997 Plan, all of which have been granted.  Under the 2002 Stock Option Plan, the Company authorized 650,000 shares, 561,333 of which have been granted.  Shares under all of the plans may be granted at not less than 100 percent of the fair market value at the grant date.  All options have a ten-year term from the date of grant.  Cancelled or expired options are able to be reissued.  The following table summarizes stock option activity under the Stock Option Plans for the three months ended March 31, 2010:

	Number of Shares	Weighted Avg. Exercise Price	Number of Options Exercisable
Balance – December 31, 2009	589,252	$2.01	553,786
Granted	—	—
Exercised	—	—
Canceled	—	—
Balance – March 31, 2010	589,252	$2.01	567,485

4.      Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock.

	Three Months Ended March 31,
	2010	2009
Net income	$333,743	$68,154
Shares used in calculation of income per share:
Basic	4,570,632	4,570,632
Effect of dilutive options	427,157	388,805
Diluted	4,997,789	4,959,437
Net income per share:
Basic	$.07	$.01
Diluted	$.07	$.01

5.     Comprehensive Income (Loss)

The following table shows the computation of comprehensive loss income:

	Three Months Ended March 31,
	2010	2009
Net income	$333,743	$68,154
Other comprehensive income (loss):
Foreign currency translation adjustments	39,210	(14,872)
Total comprehensive income	$372,953	$53,282

Other comprehensive income (loss) is primarily comprised of gains and losses on the translation of foreign currency denominated financial statements. Adjustments resulting from these translations are accumulated and reported as a component of other comprehensive income (loss) in stockholders’ equity section of the balance sheet.

6.     Subsequent Events

Subsequent events have been considered through the date when this Form 10-Q was issued.  Based on the evaluation, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the unaudited consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements made in this Quarterly Report on Form 10-Q, including without limitation this Management's Discussion and Analysis of Financial Condition and Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may sometimes be identified by such words as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. We believe that it is important to communicate our future expectations to investors. However, these forward-looking statements involve many risks and uncertainties including those identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors.  We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results.

Overview

Our primary focus is to provide real-time systems solutions, including equipment, software, and services to our customers in the areas of hydrological, meteorological and oceanic monitoring.  We design, manufacture and market these products and services to a diversified customer base consisting of federal, state, local and foreign governments, universities, engineering firms and hydropower companies.  Our products and services enable these entities to monitor and collect hydrological, meteorological and oceanic data for the management of critical water resources, for early warning of potentially disastrous floods, storms or tsunamis, for the optimization of hydropower plants and for providing real-time weather conditions at airports.

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

We are beginning fiscal year 2010 with a backlog of approximately $11,908,000.  We estimate that approximately 80% of our December 31, 2009 backlog will convert to revenue in 2010.  We anticipate that we will continue to experience significant quarterly fluctuations in our sales and revenues in 2010.  Operating results will depend upon the product mix and upon the timing of project awards.

International sales, which totaled 48% of revenues for 2009, continue to constitute a more significant portion of our revenues.  We expect international revenues to grow as a percentage of our total business. International sales are however difficult to forecast and international awards are frequently delayed due to governmental approvals.

Our domestic business is highly dependent upon government business.  Contracts and purchase orders with Federal, state and local government agencies represented approximately 45% of our 2009 revenues.  Due to economic conditions in 2009, we believe that competition was more price-based and that some projects were delayed due to funding issues.  We are closely following the federal economic stimulus plan spending.  We believe that we will benefit from increased future spending on water resources projects from our federal and state customers.

We are committed to growing our hydrological services.  We hope to sell more standard products through providing hydrological services which was a primary reason for setting up operations in Florida.  We added the Ilex Division through our purchase of Ilex Engineering on December 31, 2008 and believe that Ilex will help us compete better in the GOES data collection services market and global satellite market.

We are committed in our ongoing sales, marketing and research and development activities to sustain and grow our sales and revenues from our products and services.  We expect our sales and marketing, research and development and general and administrative expenses to increase moderately in 2010 as compared to 2009 due to planned spending on sales and marketing activities and on new products and applications.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with generally accepted accounting principles as recognized in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, the valuation of inventory, and valuation of deferred tax assets and liabilities, useful lives of intangible assets, warranty obligations and accruals. We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For a complete description of accounting policies, see Note 2 to our financial statements included in the Company's Form 10-K for the year ended December 31, 2009. There were no significant changes in critical accounting estimates in the first quarter of 2010.

Results of Operations

 The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

	Three Months Ended March 31,
	2010	2009

Net sales and revenues	100.0%	100.0%
Cost of sales and revenues	61.0	62.4
Gross profit	39.0	37.6

Selling, general and administrative expenses	20.2	29.0
Research and Development expenses	8.5	10.0
Operating income	10.3	(1.4)
Interest and other income	0.3	4.8
Income before income taxes	10.6	3.4
Income taxes (benefit)	3.8	1.5
Net income	6.8%	1.9%

Three months ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Net Sales and Revenues

Revenues for the first quarter ended March 31, 2010 increased 37% to $4,899,840 from $3,575,031 in 2009.  Net sales and revenues are broken down between sales of standard products and sales of systems and services.  Standard products had a net sales and revenue increase of 39% to $2,937,974 from $2,118,575 in 2009 due primarily to increased shipments of standard products on the Company’s contract with UTE Dominion-ADASA for a project in Venezuela and due to increased shipments to federal agencies.  Net sales and revenues for systems and services increased 35% to $1,961,866 from $1,456,457 in 2009 due primarily to increased shipments of systems on the Company’s contract with UTE Dominion-ADASA.

Overall domestic revenues increased 5% to $2,257,745 in the first quarter of 2010 versus $2,149,397 in 2009 while international revenues increased 85% to $2,642,095 in the first quarter of 2010 versus $1,425,634 in the same period in 2009.  Customer orders or bookings in the first quarter of 2010 increased 57% to $4,277,885 as compared to $2,732,622 in the first quarter of 2009.

Cost of Sales and Revenues

Cost of sales as a percentage of revenues was 61% for the first quarter of 2010 as compared to 62% for the same period in 2009.   Standard product cost of sales was approximately 56% in the first quarter of 2010 as compared to 50% in 2009.  The increase was primarily due to a change in the product mix.  Cost of sales for systems and services was 69% in the first quarter of 2010 as compared to 81% in the first quarter of 2009.  The decrease was primarily due to increased project activity and sales volume and higher utilization of personnel.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $989,957 for the first quarter of 2010 from $1,036,372 for the same period in 2009. Selling, general and administrative expenses as a percentage of revenues decreased to 20% for the first quarter of 2010 from 29% for the same period in 2009.  The decrease was primarily due to lower agent commissions related to international sales and lower stock option compensation expenses.

Research and Development Expenses

Research and development expenses increased to $415,796 for the first quarter of 2010 from $359,089 for the same period in 2009.  The increase was due to higher product development costs relating to increased product development activity.  Our product development continues to focus on enhancements to our current products including our Satlink2 satellite transmitter/logger, our Xpert and XLite dataloggers, our water level sensors and tides systems.  These are the primary components of hydro-meteorological and oceanic monitoring systems.  We continue to invest in new products that we believe will improve our competitive position.

Interest and Other Income, Net

Due to our cash position, we did not use our line of credit during the first quarter of 2010.  We had interest income for the quarter ended March 31, 2010 of $12,985 as compared to net interest income of $19,283 for the quarter ended March 31, 2009.  In 2007, we brought a lawsuit against our former Hydrological Services Vice President.   We successfully settled the lawsuit in January 2009 in the amount of $150,000. The settlement provided for the immediate payment of $60,000.  The remaining balance of $90,000 was secured by a promissory note that requires monthly payments over a five year period including interest at 4%.

Income Taxes

Income tax expense for the quarter ended March 31, 2010 was $185,000 as compared to an income tax expense of $53,000 for the quarter ended March 31, 2009.  The provisions for income taxes represent an effective income tax rate of 36% in 2010 and an effective income tax rate of 44% in 2009.

Liquidity and Capital Resources

Cash and cash equivalents were $6,381,609 at March 31, 2010 compared to $4,666,983 at December 31, 2009.  Working capital increased to $14,314,393 at March 31, 2010 compared with $13,931,233 at December 31, 2009.

Net cash provided by operating activities was $2,324,990 for the quarter ended March 31, 2010 as compared to net cash provided by operating activities of $271,532 for the quarter ended March 31, 2009. The increase was due to significant collections on our December 31, 2009 accounts receivable balance during the first quarter of 2010.

Net cash used by investing activities was $649,574 for the quarter ended March 31, 2010 as compared to net cash used by investing activities of $256,291 for the quarter ended March 31, 2009.  The increase is due to increased restricted cash related to bid and performance bonds.

Net cash used by financing activities was $0 for the quarter ended March 31, 2010 as compared to net cash used by financing activities of $2,765 for the quarter ended March 31, 2009.  Cash used in 2009 was due to a reduction in the amount of term notes payable.

We have a revolving credit facility of $3,000,000 with BB&T.  We are permitted to borrow based on accounts receivable and inventory according to pre-established criteria. The credit facility expires on August 5, 2010 and is secured by substantially all assets of the Company.  Borrowings bear interest at the bank’s prime rate.  During the first quarter of 2010, there were no borrowings on the line of credit.

We frequently bid on and enter into international contracts that require bid and performance bonds.  At March 31, 2010 and December 31, 2009, a commercial bank had issued standby letters of credit in the amount of $411,000 that served as either a bid or performance bond.  The amount available to borrow under the line of credit was reduced by this amount.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The Company’s exposure to market risk has not changed materially since December 31, 2009.

Item 4T.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2010, the end of the fiscal period covered by this report on Form 10-Q.  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Sutron Corporation
(Registrant)

May 17, 2010	By:	/s/ Raul S. McQuivey
Date		Raul S. McQuivey
President and Chief Executive Officer
(Principal Executive Officer)

May 17, 2010	By:	/s/ Sidney C. Hooper
Date		Sidney C. Hooper
Chief Financial Officer and Treasurer
(Principal Accounting Officer)