Form 10-Q
period 2010-06-30
SUTRON CORP
filed 2010-08-12
CIK 728331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010
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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

There were 4,575,632 outstanding shares of the issuer’s only class of common equity, Common Stock, $0.01 par value, on August 12, 2010.

SUTRON CORPORATION
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED JUNE 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

We recommend that you read the unaudited consolidated financial statements included herein in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on April 15, 2010. The consolidated financial statements contained therein included restatements of previously reported financial statements and related disclosures for the years ended December 31, 2008, 2007 and 2006, as well as the quarterly financial statements for the periods ended June 30, 2006 through September 30, 2009. All financial information contained herein related to such prior restated quarterly periods are “as restated”.

SUTRON CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$6,550,735	$4,666,983
Restricted cash and cash equivalents	1,947,949	1,032,517
Accounts receivable, net	4,344,865	7,468,327
Inventory	3,361,258	3,088,782
Prepaid items and other assets	735,138	206,338
Income taxes receivable	—	70,695
Deferred income taxes	459,000	412,000
Total Current Assets	17,398,945	16,945,642

Property and Equipment, Net	1,787,029	1,884,876
Other Assets
Goodwill	570,150	570,150
Other Assets	112,246	127,529
Total Assets	$19,868,371	$19,528,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$852,281	$1,064,425
Accrued payroll	158,029	479,507
Other accrued expenses	1,072,861	1,470,477
Billings in excess of costs and estimated earnings	374,428	—
Total Current Liabilities	2,457,599	3,014,409
Long-Term Liabilities
Deferred rent	1,265,634	1,335,176
Deferred income taxes	135,000	148,000
Total Long-term Liabilities	1,400,634	1,483,176
Total Liabilities	3,858,233	4,497,585
Stockholders’ Equity
Common stock	45,757	45,707
Additional paid-in capital	3,689,392	3,635,659
Retained earnings	12,342,967	11,422,485
Accumulated other comprehensive loss	(67,977)	(73,239)
Total Stockholders’ Equity	16,010,138	15,030,612
Total Liabilities and Stockholders’ Equity	$19,868,371	$19,528,197

See accompanying notes.

SUTRON CORPORTION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
	2010	2009
		(Restated)

Net sales and revenues	$5,472,936	$4,786,898

Cost of sales and revenues	3,129,155	2,708,486

Gross profit	2,343,781	2,078,412

Operating expenses:
Selling, general and administrative expenses	933,777	969,048
Research and development expenses	502,956	412,501
Total operating expenses	1,436,733	1,381,549

Operating income	907,048	696,863

Financing income, net	14,690	22,486

Income before income taxes	921,738	719,349

Income tax expense	335,000	283,000

Net income	$586,738	$436,349

Net income per share:

Basic income per share	$0.13	$0.10

Diluted income per share	$0.12	$0.09

See accompanying notes.

SUTRON CORPORTION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,
	2010	2009
		(Restated)

Net sales and revenues	$10,372,776	$8,361,929

Cost of sales and revenues	6,117,484	4,939,395

Gross profit	4,255,292	3,422,534

Operating expenses:
Selling, general and administrative expenses	1,923,734	2,005,420
Research and development expenses	918,752	771,590
Total operating expenses	2,842,486	2,777,010

Operating income	1,412,806	645,524

Financing income, net	27,675	194,979

Income before income taxes	1,440,481	840,503

Income tax expense	520,000	336,000

Net income	$920,481	$504,503

Net income per share:

Basic income per share	$0.20	$0.11

Diluted income per share	$0.18	$0.10

See accompanying notes.

SUTRON CORPORTION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2010	2009
		(Restated)
Cash Flows from Operating Activities:
Net income	$920,481	$504,503
Noncash items included in net income:
Depreciation and amortization	149,572	101,590
Deferred income taxes	(60,000)	6,000
Stock option compensation	38,383	95,749
Gain on disposal of property	—	(4,415)
Tax benefit from stock options exercised	(12,000)	—
Changes in current assets and liabilities:
Accounts receivable	3,123,462	(1,360,917)
Inventory	(272,476)	506,723
Prepaid items and other assets	(501,518)	(8,211)
Income taxes receivable	70,695	885,166
Accounts payable	(212,144)	(56,039)
Accrued expenses	(719,094)	236,511
Billings in excess of costs and estimated earnings	374,428	(139,117)
Deferred Rent	(69,542)	(11,590)
Net Cash Provided by Operating Activities	2,830,247	755,953
Cash Flows from Investing Activities:
Restricted cash and cash equivalents	(915,432)	(265,531)
Purchase of property and equipment	(51,725)	(403,179)
Proceeds from sales of property and equipment	—	4,415
Net Cash Used by Investing Activities	(967,157)	(664,295)
Cash Flows from Financing Activities:
Payments on notes payable	—	(2,765)
Tax benefit from stock options exercised	12,000	—
Proceeds from stock options exercised	3,400	—
Net Cash Provided (Used) by Financing Activities	15,400	(2,765)

Effect of exchange rate changes on cash	5,262	9,729
Net increase in cash and cash equivalents	1,883,752	98,622
Cash and cash equivalents at beginning of period	4,666,983	3,705,475
Cash and cash equivalents at end of period	$6,550,735	$3,804,097

See accompanying notes.

SUTRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Description of Business and Basis of Presentation

Sutron Corporation (the “Company”) was incorporated on December 30, 1975, under the General Laws of the Commonwealth of Virginia.  The Company operates from its headquarters located in Sterling, Virginia.  The Company has regional sales offices located throughout the United States, a branch office in India and a wholly owned subsidiary in India. The Company is a leading provider of real-time data collection and control products, systems, services and software in the hydrological, meteorological and oceanic monitoring markets.  The Company’s principal products include data loggers, satellite transmitters/loggers, water level sensors, meteorological sensors, tides systems, airport weather systems and systems software.  Customers consist of a diversified base of federal, state, local and foreign government agencies, universities, engineering firms and hydropower companies.

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

We recommend that you read the unaudited consolidated financial statements included herein in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on April 15, 2010. The consolidated financial statements contained therein included restatements of previously reported financial statements and related disclosures for the years ended December 31, 2008, 2007 and 2006, as well as the quarterly financial statements for the periods ended June 30, 2006 through September 30, 2009. All financial information contained herein related to such prior restated quarterly periods are “as restated”.

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

Stock Compensation

The Company’s Amended and Restated 1996, 1997 and 2002 Stock Option Plans (the “Stock Option Plans”) provide for the issuance of non-qualified stock options to employees, officers and directors. The Company’s 2010 Equity Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units, unrestricted stock, dividend equivalent rights and cash awards.  All plans are administered by the compensation committee of the Board of Directors who select persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award. See Note 15 of the Company’s financial statements in its Annual Report on Form 10-K for the year ended December 31, 2009 for additional information related to the 1996, 1997 and 2002 Stock Option Plans. See the Company’s 2010 Proxy Statement for additional information related to the 2010 Equity Incentive Plan.

The Company measures and recognizes compensation expense for all stock-based payments at fair value. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. In the first six months of fiscal year 2010, the Company awarded 50,000 shares of common stock to board members and executive officers as performance and incentive awards. The awards vest over a period of one year to five years.  Stock based compensation expense relating to all outstanding stock option awards for the three months ended June 30, 2010 and 2009 was $19,927 and $20,502, respectively. Stock based compensation expense totaled $38,383and $95,749 for the six months ended June 30, 2010 and 2009, respectively. These expenses were included in the selling, general and administrative lines of the Consolidated Statements of Operations. At June 30, 2010, there were 68,274 shares of unvested common stock outstanding at a fair value of approximately $1,000, and will be expensed on a weighted average of 1.9 years.

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

3.   Stock Options

The Company has granted stock options under the Stock Option Plans to key employees and directors for valuable services provided to the Company.  The vesting schedules are determined by the Board of Directors at the time each individual option is granted.  Under the 1996 Plan, the Company authorized 260,000 shares, 259,000 of which have been granted.   The Company authorized 60,000 shares under the 1997 Plan, all of which have been granted.  Under the 2002 Stock Option Plan, the Company authorized 650,000 shares, 611,333 of which have been granted.  The 1996, 1997 and 2002 Plans remain in effect until such time as no shares of Stock remain available for issuance under the Plans and the Company and Optionees have no further rights or obligations under the Plans.  Under the 2010 Equity Incentive Plan, the Company authorized 500,000 shares, none of which have been granted.  The ability to make awards under the 2010 Plan will terminate in May 2020.  Shares under all of the plans may be granted at not less than 100 percent of the fair market value at the grant date.  All options have a ten-year term from the date of grant.  Cancelled or expired options are able to be reissued.  The following table summarizes stock option activity under the Stock Option Plans for the six months ended June 30, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	589,252	$2.01
Granted	50,000	6.47
Exercised	5,000	0.68
Canceled	—	—
Outstanding at June 30, 2010	634,252	$2.37	4.09	$2,682,734

Exercisable at June 30, 2010	565,978	$1.86	3.50	$2,681,769

4.    Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock.

	Three Months Ended June 30,
	2010	2009
Net income	$586,738	$436,349
Shares used in calculation of income per share:
Basic	4,573,243	4,570,632
Effect of dilutive options	420,500	387,250
Diluted	4,993,743	4,957,882
Net income per share:
Basic	$.13	$.10
Diluted	$.12	$.09

	Six Months Ended June 30,
	2010	2009
Net income	$920,481	$504,503
Shares used in calculation of income per share:
Basic	4,571,958	4,570,632
Effect of dilutive options	424,194	388,034
Diluted	4,996,152	4,958,666
Net income per share:
Basic	$.20	$.11
Diluted	$.18	$.10

5.    Comprehensive Income (Loss)

The following table shows the computation of comprehensive loss income:

	Three Months Ended June 30,
	2010	2009
Net income	$586,738	$436,349
Other comprehensive income (loss):
Foreign currency translation adjustments	(33,948)	24,601
Total comprehensive income	$552,790	$460,950

	Six Months Ended June 30,
	2010	2009
Net income	$920,481	$504,503
Other comprehensive income:
Foreign currency translation adjustments	5,262	9,729
Total comprehensive income	$925,743	$514,232

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements made in this Quarterly Report on Form 10-Q, including without limitation this Management’s Discussion and Analysis of Financial Condition and Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may sometimes be identified by such words as “may,” “will," “expect," “anticipate," “believe," “estimate" and “continue" or similar words. We believe that it is important to communicate our future expectations to investors. However, these forward-looking statements involve many risks and uncertainties including those identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors.  We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results.

Overview

Our primary focus is to provide real-time systems solutions, including equipment, systems, services and software to our customers in the hydrological, meteorological and oceanic monitoring markets.  We design, manufacture and market our products, systems, services and software to a diversified customer base consisting of federal, state, local and foreign governments, universities, engineering firms and hydropower companies.  Our products, systems, services and software enable these entities to monitor and collect hydrological, meteorological and oceanic data for the management of critical water resources, for early warning of potentially disastrous floods, storms or tsunamis, for the optimization of hydropower plants and for displaying and relaying real-time weather conditions at airports.

Our key products are the SatLink2 Transmitter/Logger, the Xpert/XLite dataloggers, the Accububble Self-Contained Bubbler, the Accubar Pressure Sensor, NOS Tides Systems and Tempest and XConnect systems software.  These are the essential components of most systems and are provided to customers as off-the-shelf equipment or as part of a custom system.  The SatLink2 is a key product because it functions both as a transmitter and logger.  The Xpert and XLite are more powerful dataloggers that have significant more logging capability and communications options than the SatLink2.  Our Tempest and XConnect systems software allow us to provide turn-key systems solutions to our customers.

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

We began fiscal year 2010 with a backlog of approximately $11,908,000.  We estimate that approximately 80% of our December 31, 2009 backlog will convert to revenue in 2010.  We anticipate that we will continue to experience significant quarterly fluctuations in our sales and revenues in 2010.  Operating results will depend upon the product mix and upon the timing of project awards.

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

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with generally accepted accounting principles as recognized in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, the valuation of inventory, and valuation of deferred tax assets and liabilities, useful lives of intangible assets, warranty obligations and accruals. We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For a complete description of accounting policies, see Note 2 to our financial statements included in the Company’s Form 10-K for the year ended December 31, 2009. There were no significant changes in critical accounting estimates in the second quarter of 2010.

Results of Operations

 The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

	Three Months Ended June 30,
	2010	2009

Net sales and revenues	100.0%	100.0%
Cost of sales and revenues	57.2	56.6
Gross profit	42.8	43.4

Selling, general and administrative expenses	17.1	20.2
Research and Development expenses	9.2	8.6
Operating income	16.5	14.6
Interest and other income	0.3	0.4
Income before income taxes	16.8	15.0
Income taxes (benefit)	6.1	5.9
Net income	10.7%	9.1%

Three months ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Net Sales and Revenues

Revenues for the second quarter ended June 30, 2010 increased 14% to $5,472,936 from $4,786,898 in 2009.  Net sales and revenues are broken down between sales of standard products and sales of systems and services.  Standard products had a net sales and revenue increase of 41% to $3,387,206 from $2,395,630 in 2009 due primarily to increased shipments of standard products to federal agencies as a result of stimulus funding.  Net sales and revenues for systems and services decreased 13% to $2,085,729 from $2,391,268 in 2009 due primarily to decreased project shipments.

Overall domestic revenues increased 94% to $3,818,978 in the second quarter of 2010 versus $1,965,371 in 2009 while international revenues decreased 41% to $1,653,958 in the second quarter of 2010 versus $2,821,527 in the same period in 2009.  The increase in domestic revenues was primarily due to increased shipments of standard products to federal agencies as a result of orders received under stimulus funding. The decrease in international revenues was primarily due to the Company’s project with the Tamil Nadu Agricultural University (TNAU) located in Coimbatore, India to provide 224 agricultural/meteorological monitoring stations which shipped in the second quarter of 2009.

Customer orders or bookings in the second quarter of 2010 increased 1% to approximately $10,782,000 as compared to approximately $10,625,000 in the second quarter of 2009.  During the second quarter of 2010, the Company was awarded a contract in the amount of $4,990,152 from the Islamic Republic of Afghanistan’s Ministry of Energy and Water to supply and install a meteorological network of 26 automatic weather stations and 30 snow survey stations

Cost of Sales and Revenues

Cost of sales as a percentage of revenues was 57% for both the second quarter of 2010 and 2009.   Standard product cost of sales was approximately 48% in the second quarter of 2010 as compared to 53% in 2009.  The decrease was primarily due to increased sales volume and a change in the product mix.  Cost of sales for systems and services was 73% in the second quarter of 2010 as compared to 60% in the second quarter of 2009.  The increase was primarily due to decreased project activity and lower utilization of personnel.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $933,777 for the second quarter of 2010 from $969,048 for the same period in 2009. Selling, general and administrative expenses as a percentage of revenues decreased to 17% for the second quarter of 2010 from 20% for the same period in 2009.  The decrease was primarily due to lower agent commissions related to international sales and lower stock option compensation expenses.

Research and Development Expenses

Research and development expenses increased to $502,956 for the second quarter of 2010 from $412,501 for the same period in 2009.  The increase was due to higher product development costs relating to increased product development activity.  Our product development continues to focus on enhancements to our current products including our Satlink2 satellite transmitter/logger, our Xpert and XLite dataloggers, our water level sensors and tides systems.  These are the primary components of hydro-meteorological and oceanic monitoring systems.  We continue to invest in new products that we believe will improve our competitive position.

Interest and Other Income, Net

Due to our cash position, we did not use our line of credit during the second quarter of 2010.  We had interest income for the quarter ended June 30, 2010 of $14,690 as compared to net interest income of $22,486 for the quarter ended June 30, 2009.

Income Taxes

Income tax expense for the quarter ended June 30, 2010 was $335,000 as compared to an income tax expense of $283,000 for the quarter ended June 30, 2009.  The provisions for income taxes represent an effective income tax rate of 36% in 2010 and an effective income tax rate of 39% in 2009.

Six months ended June 30, 2010 Compared to Six Months Ended June 30, 2009

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

	Six Months Ended June 30,
	2010	2009

Net sales and revenues	100.0%	100.0%
Cost of sales and revenues	59.0	59.1
Gross profit	41.0	40.9

Selling, general and administrative expenses	18.5	24.0
Research and Development expenses	8.9	9.2
Operating income	13.6	7.7
Interest and other income	0.3	2.3
Income before income taxes	13.9	10.0
Income taxes (benefit)	5.0	4.0
Net income	8.9%	6.0%

Net Sales and Revenues

Revenues for the six months ended June 30, 2010 increased 24% to $10,372,776 from $8,361,929 in 2009.  Net sales and revenues are broken down between sales of standard products and sales of systems and services.  Standard products had a net sales and revenue increase of 40% to $6,325,180 from $4,514,205 in 2009 primarily due to increased shipments to federal agencies.  Net sales and revenues for systems and services increased 5% to $4,047,595 from $3,847,724 in 2009 primarily due to increased project activity.

Overall domestic revenues increased 48% to $6,076,023 for the six months ended June 30, 2010 versus $4,114,768 in 2009 due to increased shipments to federal agencies.  International revenues increased 1% to $4,296,053 for the six months ended June 30, 2010 versus $4,247,161 in 2009.

Customer orders or bookings for the six months ended June 30, 2010 were approximately $15,060,000 as compared to approximately $13,358,000 in 2009, an increase of 13%.  The increase was primarily due to the award of a $4,990,152 contract from the Islamic Republic of Afghanistan’s Ministry of Energy and Water in which we will supply and install a meteorological network of 26 automatic weather stations and 30 snow survey stations.

Cost of Sales and Revenues

Cost of sales as a percentage of revenues was 59% for the six months ended June 30, 2010 and 2009.   Standard product cost of sales as a percentage of standard product revenues was approximately 51% for the six months ended June 30, 2010 and 2009.  Cost of sales for systems and services as a percentage of systems and services revenues was 71% for the six months ended June 30, 2010 as compared to 68% for the six months ended June 30, 2009.  The increase was primarily due to lower utilization of personnel on projects.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,923,734 in 2010 as compared to $2,005,420 in 2009, a decrease of $81,686 or 4%. Selling, general and administrative expenses as a percentage of revenues decreased to 19% for the six months ended June 30, 2010 from 24% in 2009.  The decrease can be primarily attributed to lower stock compensation expenses and agent commissions.

Research and Development Expenses

Research and development expenses increased to $918,752 for the six months ended June 30, 2010 from $771,590 in 2009, an increase of $147,162 or 19%.  Research and development expenses as a percentage of revenues were 9% for the six months ended June 30, 2010 and 2009. The increase was due to higher product development costs relating to increased product development activity.  Our product development continues to focus on enhancements to our current products including our standards products, systems and software.

Interest and Other Income, Net

Due to the Company’s cash position, the Company did not use its line of credit during the six months ended June 30, 2010.  The Company had net interest income in 2010 of $27,675 as compared to net interest income of $44,979 in 2009.  In 2007, we brought a lawsuit against a former employee.   We settled the lawsuit in January 2009 in the amount of $150,000. The settlement provided for the immediate payment of $60,000.  The remaining balance of $90,000 was secured by a promissory note that requires monthly payments over a five year period including interest at 4%.

Income Taxes

Income taxes increased 55% in 2010 to $520,000 from $336,000 in 2009.  The provisions for income taxes represent an effective income tax rate of 36% in 2010 and 40% in 2009.

Liquidity and Capital Resources

Cash and cash equivalents were $6,550,735 at June 30, 2010 compared to $4,666,983 at December 31, 2009.  Working capital increased to $14,941,346 at June 30, 2010 compared with $13,931,233 at December 31, 2009.

Net cash provided by operating activities was $2,830,247 for the six months ended June 30, 2010 as compared to net cash provided by operating activities of $755,953 for the six months ended June 30, 2009. The increase was due to significant collections on several international receivables during the first six months of 2010.

Net cash used by investing activities was $967,157 for the six months ended June 30, 2010 as compared to net cash used by investing activities of $664,295 for the six months ended June 30, 2009. An increase in restricted cash was offset by a reduction in the purchase of property and equipment as compared to the prior year.

Net cash provided by financing activities was $15,400 for the six months ended June 30, 2010 as compared to net cash used by financing activities of $2,765 for the six months ended June 30, 2009.  Cash provided in 2010 was due to the exercise of stock options.  Cash used in 2009 was due to a reduction in the amount of term notes payable.

We had a revolving credit facility of $3,000,000 with a commercial bank that expired on August 5, 2010.  We anticipate that the credit facility will be renewed in August 2010.  We have been permitted to borrow based on accounts receivable and inventory according to pre-established criteria. The credit facility has been secured by substantially all assets of the Company.  Borrowings bear interest at the bank’s prime rate.  During the six months ended June 30, 2010, there were no borrowings on the line of credit.

We frequently bid on and enter into international contracts that require bid and performance bonds.  At June 30, 2010 and December 31, 2009, a commercial bank had issued standby letters of credit in the amounts of $271,470 and $411,000, respectively that served as either bid or performance bonds.  The amount available to borrow under the line of credit was reduced by this amount.

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

Item 4T. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2010, the end of the fiscal period covered by this report on Form 10-Q.  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 6. Exhibits

10.22	2010 Equity Incentive Plan (incorporated by reference to Appendix A to Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 30, 2010)

10.23	First Amendment to Deed of Lease between Sutron Corporation and FP Sterling Park II, LLC dated June 25, 2010

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification of the President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sutron Corporation (Registrant)

August 12, 2010 Date	By:	/s/ Raul S. McQuivey
Raul S. McQuivey
President and Chief Executive Officer (Principal Executive Officer)

August 12, 2010 Date	By:	/s/ Sidney C. Hooper
Sidney C. Hooper
Chief Financial Officer and Treasurer (Principal Accounting Officer)