Form 10-Q
period 2010-09-30
SUTRON CORP
filed 2010-11-12
CIK 728331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010
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

There were 4,575,632 outstanding shares of the issuer's only class of common equity, Common Stock, $0.01 par value, on November 12, 2010.

SUTRON CORPORATION
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

We recommend that you read the unaudited consolidated financial statements included herein in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on April 15, 2010. The consolidated financial statements contained therein included restatements of previously reported financial statements and related disclosures for the years ended December 31, 2008, 2007 and 2006, as well as the quarterly financial statements for the periods ended September 30, 2006 through September 30, 2009. All financial information contained herein related to such prior restated quarterly periods are “as restated”.

SUTRON CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$9,479,374	$4,666,983
Restricted cash and cash equivalents	889,244	1,032,517
Accounts receivable, net	3,690,996	7,468,327
Inventory	3,823,877	3,088,782
Prepaid items and other assets	730,572	206,338
Income taxes receivable	—	70,695
Deferred income taxes	471,000	412,000
Total Current Assets	19,085,063	16,945,642

Property and Equipment, Net	1,736,115	1,884,876
Other Assets
Goodwill	570,150	570,150
Other Assets	109,701	127,529
Total Assets	$21,501,029	$19,528,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,467,090	$1,064,425
Accrued payroll	179,200	479,507
Other accrued expenses	1,299,915	1,470,477
Billings in excess of costs and estimated earnings	370,943	—
Total Current Liabilities	3,317,148	3,014,409
Long-Term Liabilities
Deferred rent	1,230,863	1,335,176
Deferred income taxes	113,000	148,000
Total Long-term Liabilities	1,343,863	1,483,176
Total Liabilities	4,661,011	4,497,585

Stockholders’ Equity
Common stock	45,757	45,707
Additional paid-in capital	3,710,788	3,635,659
Retained earnings	13,125,260	11,422,485
Accumulated other comprehensive loss	(41,787)	(73,239)
Total Stockholders’ Equity	16,840,018	15,030,612
Total Liabilities and Stockholders’ Equity	$21,501,029	$19,528,197

See accompanying notes.

SUTRON CORPORTION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2010	2009
		(Restated)
Net sales and revenues	$5,833,904	$4,536,850

Cost of sales and revenues	3,268,035	2,470,685

Gross profit	2,565,869	2,066,165

Operating expenses:
Selling, general and administrative expenses	912,216	883,447
Research and development expenses	495,784	443,476
Total operating expenses	1,408,000	1,326,923

Operating income	1,157,869	739,242

Financing income, net	19,426	20,772

Income before income taxes	1,177,295	760,014

Income tax expense	395,000	239,000

Net income	$782,295	$521,014

Net income per share:

Basic income per share	$0.17	$0.11

Diluted income per share	$0.16	$0.10

See accompanying notes.

SUTRON CORPORTION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
		(Restated)
Net sales and revenues	$16,206,680	$12,898,779

Cost of sales and revenues	9,385,520	7,410,081

Gross profit	6,821,160	5,488,698

Operating expenses:
Selling, general and administrative expenses	2,835,950	2,888,866
Research and development expenses	1,414,536	1,215,067
Total operating expenses	4,250,486	4,103,933

Operating income	2,570,674	1,384,765

Financing income, net	47,101	215,752

Income before income taxes	2,617,775	1,600,517

Income tax expense	915,000	575,000

Net income	$1,702,775	$1,025,517

Net income per share:

Basic income per share	$0.37	$0.22

Diluted income per share	$0.34	$0.21

See accompanying notes.

SUTRON CORPORTION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
		(Restated)
Cash Flows from Operating Activities:
Net income	$1,702,775	$1,025,517
Noncash items included in net income:
Depreciation and amortization	224,343	181,362
Deferred income taxes	(94,000)	(28,000)
Stock option compensation	59,779	114,205
Gain on disposal of property	—	(4,415)
Tax benefit from stock options exercised	(12,000)	—
Changes in current assets and liabilities:
Accounts receivable	3,777,332	(1,883,267)
Inventory	(735,095)	26,084
Prepaid items and other assets	(506,406)	(36,629)
Income taxes receivable	82,695	900,421
Accounts payable	402,665	(172,381)
Accrued expenses	(470,869)	784,402
Billings in excess of costs and estimated earnings	370,943	(139,117)
Deferred Rent	(104,313)	(46,362)
Net Cash Provided by Operating Activities	4,697,849	721,820
Cash Flows from Investing Activities:
Restricted cash and cash equivalents	143,273	—
Purchase of property and equipment	(75,583)	(342,846)
Proceeds from sales of property and equipment	—	4,415
Net Cash Provided (Used) by Investing Activities	67,690	(338,431)
Cash Flows from Financing Activities:
Payments on notes payable	—	(2,765)
Proceeds from credit facility	—	228,621
Tax benefit from stock options exercised	12,000	—
Proceeds from stock options exercised	3,400	—
Net Cash Provided by Financing Activities	15,400	225,856
Effect of exchange rate changes on cash	31,452	13,750
Net increase in cash and cash equivalents	4,812,391	622,995
Cash and cash equivalents at beginning of period	4,666,983	3,705,475
Cash and cash equivalents at end of period	$9,479,374	$4,328,470

See accompanying notes.

SUTRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business and Basis of Presentation

Sutron Corporation (the “Company”) was incorporated on December 30, 1975, under the General Laws of the Commonwealth of Virginia.  The Company operates from its headquarters located in Sterling, Virginia.  The Company has regional sales offices located throughout the United States, a branch office in India and a wholly owned subsidiary in India. The Company is a provider of real-time data collection and control products, systems, services and software in the hydrological, meteorological and oceanic monitoring markets.  The Company’s principal products include data loggers, satellite transmitters/loggers, water level sensors, meteorological sensors, tides systems, airport weather systems and systems software.  Customers consist of a diversified base of federal, state, local and foreign government agencies, universities, engineering firms and hydropower companies.

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

We recommend that you read the unaudited consolidated financial statements included herein in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on April 15, 2010. The consolidated financial statements contained therein included restatements of previously reported financial statements and related disclosures for the years ended December 31, 2008, 2007 and 2006, as well as the quarterly financial statements for the periods ended September 30, 2006 through September 30, 2009. All financial information contained herein related to such prior restated quarterly periods are “as restated”.

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

The Company measures and recognizes compensation expense for all stock-based payments at fair value. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. In the first nine months of fiscal year 2010, the Company awarded 50,000 shares of common stock to board members and executive officers as performance and incentive awards. The awards vest over a period of one year to five years.  Stock based compensation expense relating to all outstanding stock option awards for the three months ended September 30, 2010 and 2009 was $21,396 and $18,456, respectively. Stock based compensation expense totaled $59,779 and $114,205 for the nine months ended September 30, 2010 and 2009, respectively. These expenses were included in the selling, general and administrative lines of the Consolidated Statements of Operations. At September 30, 2010, there were 64,493 shares of unvested common stock outstanding at a fair value of approximately $35,000.  These shares will be expensed on a weighted average of 2 years.

Recent Accounting Standards

On September 15, 2010, the SEC issued Release No. 33-9142, "Internal Control Over Financial Reporting In Exchange Act Periodic Reports of Non-Accelerated Filers."  This release issued a final rule adopting amendments to its rules and forms to conform them to Section 404(c) of the Sarbanes-Oxley Act of 2002 (SOX), as added by Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  SOX Section 404(c) provides that Section 404(b) shall not apply with respect to any audit report prepared for an issuer that is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934. Release No. 33-9142 was effective September 21, 2010.

On September 17, 2010, the SEC issued Release No. 33-9144, "Commission Guidance on Presentation of Liquidity and Capital Resources Disclosures in Management's Discussion and Analysis."  This interpretive release is intended to improve discussion of liquidity and capital resources in Management's Discussion and Analysis of Financial Condition and Results of Operations in order to facilitate understanding by investors of the liquidity and funding risks facing the registrant. This release was issued in conjunction with a proposed rule, "Short-Term Borrowings Disclosures," that would require public companies to disclose additional information to investors about their short-term borrowing arrangements. Release No. 33-9144 was effective on September 28, 2010.

The FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force. This ASU addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit.  The ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after September 15, 2010.   The Company does not expect the adoption of ASU No. 2009-13 to have a material impact on its consolidated financial statements.

The FASB issued ASU No. 2009-14, Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force.  The amendments in this ASU change the accounting model for revenue arrangements that include both tangible products and software elements.  The ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after September 15, 2010. The Company does not expect the adoption of ASU No. 2009-14 to have a material impact on its consolidated financial statements.

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

3.  Stock Options

The Company has granted stock options under the Stock Option Plans to key employees and directors for valuable services provided to the Company.  The vesting schedules are determined by the Board of Directors at the time each individual option is granted.  Under the 1996 Plan, the Company authorized 260,000 shares, 259,000 of which have been granted.   The Company authorized 60,000 shares under the 1997 Plan, all of which have been granted.  Under the 2002 Stock Option Plan, the Company authorized 650,000 shares, 611,333 of which have been granted.  The 1996, 1997 and 2002 Plans remain in effect until such time as no shares of Stock remain available for issuance under the Plans and the Company and Optionees have no further rights or obligations under the Plans.  Under the 2010 Equity Incentive Plan, the Company authorized 500,000 shares, none of which have been granted.  The ability to make awards under the 2010 Plan will terminate in May 2020.  Shares under all of the plans may be granted at not less than 100 percent of the fair market value at the grant date.  All options have a ten-year term from the date of grant.  Cancelled or expired options are able to be reissued.  The following table summarizes stock option activity under the Stock Option Plans for the nine months ended September 30, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	589,252	$2.01
Granted	50,000	6.47
Exercised	5,000	0.68
Canceled	—	—
Outstanding at September 30, 2010	634,252	$2.37	3.84	$3,051,140

Exercisable at September 30, 2010	569,759	$1.89	3.30	$3,015,885

4.      Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock.

	Three Months Ended September 30,
	2010	2009
Net income	$782,295	$521,014
Shares used in calculation of income per share:
Basic	4,575,632	4,570,632
Effect of dilutive options	417,854	412,791
Diluted	4,993,486	4,983,423
Net income per share:
Basic	$0.17	$0.11
Diluted	$0.16	$0.10

	Nine Months Ended September 30,
	2010	2009
Net income	$1,702,775	$1,025,517
Shares used in calculation of income per share:
Basic	4,573,196	4,570,632
Effect of dilutive options	421,574	397,371
Diluted	4,994,770	4,968,003
Net income per share:
Basic	$0.37	$0.22
Diluted	$0.34	$0.21

5.     Comprehensive Income (Loss)

The following table shows the computation of comprehensive loss income:

	Three Months Ended September 30,
	2010	2009
Net income	$782,295	$521,014
Other comprehensive income (loss):
Foreign currency translation adjustments	26,190	4,021
Total comprehensive income	$808,485	$525,035

	Nine Months Ended September 30,
	2010	2009
Net income	$1,702,775	$1,025,517
Other comprehensive income:
Foreign currency translation adjustments	31,452	13,750
Total comprehensive income	$1,734,227	$1,039,267

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

Our key products are the SatLink2 Transmitter/Logger, the Xpert and XLite dataloggers, the Accububble Self-Contained Bubbler, the Accubar Pressure Sensor, Tides Systems and Tempest and XConnect systems software.  These items are sold off-the-shelf as well as in custom systems.  The SatLink2 is a key product because it functions both as a transmitter and datalogger.  The Xpert and XLite are more robust dataloggers that have significantly more logging capability and more communications options than the SatLink2.

We provide system integration services consisting of design, equipment integration, software application development and installation of customer-specific hydrological and meteorological monitoring and control systems.  Systems software is based on our XConnect database software and our Ilex Tempest database software.  This software capability allows us to provide turnkey hydrological and meteorological systems to a variety of users.  Systems projects may range in size from one station to hundreds of stations.  Projects can range in duration from several days to several years depending on the scope and complexity of the system.

We provide hydrologic services including data interpretation and analysis, flow modeling (low flow, rainfall runoff, unsteady flow routing, water surface profiles), field studies (time of travel, diffusion, dispersion, calibration of flow control structures, site location), hydrologic studies (water budget, regression analysis, basin inventory studies), environmental permitting, legal or expert witness and equipment integration, installation, commissioning and maintenance.

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

Our domestic business is highly dependent upon government business.  Revenues from sales to Federal, state and local government customers represented approximately 45% of our 2009 revenues.  Due to economic conditions, we believe that competition will continue to be highly price-based.  We have closely followed federal economic stimulus plan spending and we continue to see opportunities that have received stimulus funding.

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

Critical Accounting Policies and Estimates

The Company's discussion and analysis of financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with generally accepted accounting principles as recognized in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, the valuation of inventory, and valuation of deferred tax assets and liabilities, useful lives of intangible assets, warranty obligations and accruals. We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For a complete description of accounting policies, see Note 2 to our financial statements included in the Company's Form 10-K for the year ended December 31, 2009. There were no significant changes in critical accounting estimates in the third quarter of 2010.

Results of Operations

 The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

	Three Months Ended September 30,
	2010	2009

Net sales and revenues	100.0%	100.0%
Cost of sales and revenues	56.0	54.5
Gross profit	44.0	45.5
Selling, general and administrative expenses	15.6	19.4
Research and Development expenses	8.5	9.8
Operating income	19.9	16.3
Interest and other income	0.3	0.5
Income before income taxes	20.2	16.8
Income taxes	6.8	5.3
Net income	13.4%	11.5%

Three months ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Net Sales and Revenues

Revenues for the third quarter ended September 30, 2010 increased 29% to $5,833,904 from $4,536,850 in 2009.  Net sales and revenues are broken down between sales of standard products and sales of systems and services.  Standard products had a net sales and revenue increase of 29% to $3,351,321 from $2,592,346 in 2009 due primarily to increased shipments of standard products to federal agencies.  Net sales and revenues for systems and services increased 28% to $2,482,584 from $1,944,504 in 2009 due primarily to increased project awards and shipments.

Overall domestic revenues increased 35% to $4,104,959 in the third quarter of 2010 versus $3,032,894 in 2009 while international revenues increased 15% to $1,728,945 in the third quarter of 2010 as compared to $1,503,956 in the same period in 2009.  The increase in domestic revenues was primarily due to increased shipments of standard products to federal agencies. International revenues increased primarily due to contract revenues recognized on our contract with the Ministry of Energy and Water in Afghanistan that was awarded in June 2010.

Customer orders or bookings in the third quarter of 2010 decreased 43% to approximately $5,445,000 as compared to approximately $9,505,000 in the third quarter of 2009.  During the third quarter of 2009, the Company was awarded a contract in the amount of $4,200,000 from a Spanish consortium, UTE Dominion-ADASA.

Cost of Sales and Revenues

Cost of sales as a percentage of revenues was 56% and 55% for the third quarter of 2010 and 2009.   Standard product cost of sales was approximately 46% in the third quarter of 2010 as compared to 44% in 2009.  The increase was primarily due to a change in the product mix.  Cost of sales for systems and services was 69% in both the third quarter of 2010 and 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $912,216 for the third quarter of 2010 from $883,447 for the same period in 2009. Selling, general and administrative expenses as a percentage of revenues decreased to 16% for the third quarter of 2010 from 19% for the same period in 2009.  The increase was primarily due to higher personnel costs and to higher letter of credit fees relating to bid and performance bonds.

Research and Development Expenses

Research and development expenses increased 12% to $495,784 for the third quarter of 2010 from $443,476 for the same period in 2009.  Research and development expenses as a percentage of revenues decreased to 9% for the third quarter of 2010 from 10% for the same period in 2009.  Our product development continues to focus on enhancements to our current products including our Satlink2 satellite transmitter/logger, our Xpert and XLite dataloggers, our water level sensors and our tides systems.  These are the primary components of hydro-meteorological and oceanic monitoring systems.  We are also investing in our systems software.

Interest and Other Income, Net

Due to our cash position, we did not use our line of credit during the third quarter of 2010.  We had interest income for the quarter ended September 30, 2010 of $19,426 as compared to net interest income of $20,772 for the quarter ended September 30, 2009.

Income Taxes

Income tax expense for the quarter ended September 30, 2010 was $395,000 as compared to an income tax expense of $239,000 for the quarter ended September 30, 2009.  The provisions for income taxes represent an effective income tax rate of 34% in 2010 and an effective income tax rate of 31% in 2009.

Nine months ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

	Nine Months Ended September 30,
	2010	2009

Net sales and revenues	100.0%	100.0%
Cost of sales and revenues	57.9	57.4
Gross profit	42.1	42.6

Selling, general and administrative expenses	17.5	22.4
Research and Development expenses	8.7	9.4
Operating income	15.9	10.8
Interest and other income	0.3	1.7
Income before income taxes	16.2	12.5
Income taxes	5.7	4.5
Net income	10.5%	8.0%

Net Sales and Revenues

Revenues for the nine months ended September 30, 2010 increased 26% to $16,206,680 from $12,898,779 in 2009.  Net sales and revenues are broken down between sales of standard products and sales of systems and services.  Standard products had a net sales and revenue increase of 36% to $9,676,501 from $7,106,551 in 2009 primarily due to increased shipments to federal agencies.  Net sales and revenues for systems and services increased 13% to $6,530,179 from $5,792,229 in 2009 primarily due to increased project awards and activity.

Overall domestic revenues increased 42% to $10,181,682 for the nine months ended September 30, 2010 versus $7,147,663 in 2009 due to increased shipments of standard products to federal agencies.  International revenues increased 5% to $6,024,998 for the nine months ended September 30, 2010 versus $5,751,116 in 2009.

Customer orders or bookings for the nine months ended September 30, 2010 were approximately $20,504,000 as compared to approximately $22,863,000 in 2009, a decrease of 10%.  Orders for standard products decreased to approximately $6,986,000 in 2010 from $10,623,000 2009 due to significant orders being received in 2009 as a result of federal economic stimulus funding.  Orders for systems and services have increased to approximately $13,518,000 in 2010 from $12,240,000 in 2009 due to increased project awards.

Cost of Sales and Revenues

Cost of sales as a percentage of revenues was 58% and 57% for the nine months ended September 30, 2010 and 2009.   Standard product cost of sales as a percentage of standard product revenues was approximately 50% for the nine months ended September 30, 2010 as compared to 49% for the same period in 2009.  Cost of sales for systems and services as a percentage of systems and services revenues was 70% for the nine months ended September 30, 2010 as compared to 68% for the nine months ended September 30, 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,835,950 in 2010 as compared to $2,888,866 in 2009, a decrease of $52,916 or 2%. Selling, general and administrative expenses as a percentage of revenues decreased to 18% for the nine months ended September 30, 2010 from 22% in 2009.  The decrease can be primarily attributed to lower sales commissions.

Research and Development Expenses

Research and development expenses increased to $1,414,536 for the nine months ended September 30, 2010 from $1,215,067 in 2009, an increase of $199,469 or 16%.  Research and development expenses as a percentage of revenues were 9% for the nine months ended September 30, 2010 and 2009. The increase in expenses was due to increased product development activity.  Our product development continues to focus on enhancements to our current products including our standards products, systems and software.

Interest and Other Income, Net

Due to the Company's cash position, the Company did not use its line of credit during the nine months ended September 30, 2010.  The Company had net interest income in 2010 of $47,101 as compared to net

interest income of $65,752 in 2009.  In 2007, we brought a lawsuit against a former employee.   We settled the lawsuit in January 2009 in the amount of $150,000. The settlement provided for the immediate payment of $60,000.  The remaining balance of $90,000 was secured by a promissory note that requires monthly payments over a five year period including interest at 4%.

Income Taxes

Income taxes increased 59% in 2010 to $915,000 from $575,000 in 2009.  The provisions for income taxes represent an effective income tax rate of 35% in 2010 and 36% in 2009.

Liquidity and Capital Resources

Cash and cash equivalents were $9,479,374 at September 30, 2010 compared to $4,666,983 at December 31, 2009.  Working capital increased to $15,767,915 at September 30, 2010 compared with $13,931,233 at December 31, 2009.

Net cash provided by operating activities was $4,697,849 for the nine months ended September 30, 2010 as compared to net cash provided by operating activities of $721,820 for the nine months ended September 30, 2009. The increase was due to collections on several international receivables during the first nine months of 2010.

Net cash provided by investing activities was $67,690 for the nine months ended September 30, 2010 as compared to net cash used by investing activities of $338,431 for the nine months ended September 30, 2009. Cash provided in 2010 was due to a reduction in restricted cash.  Cash used in 2009 was due to purchases of property and equipment.

Net cash provided by financing activities was $15,400 for the nine months ended September 30, 2010 as compared to net cash provided by financing activities of $225,856 for the nine months ended September 30, 2009.  Cash provided in 2010 was primarily due to a tax benefit from the exercise of stock options.  Cash provided in 2009 was primarily due to borrowings from a credit facility by our wholly owned subsidiary in India.

We have a revolving credit facility of $3,000,000 with a commercial bank that expires on August 5, 2011.  We are permitted to borrow based on accounts receivable and inventory according to pre-established criteria. The credit facility is secured by substantially all assets of the Company.  Borrowings bear interest at the bank’s prime rate.  During the nine months ended September 30, 2010, there were no borrowings on the line of credit.

We frequently bid on and enter into international contracts that require bid and performance bonds.  At September 30, 2010 and December 31, 2009, a commercial bank had issued standby letters of credit in the amounts of $1,595,000 and $411,000, respectively that served as either bid or performance bonds.  The amount available to borrow under the line of credit as of September 30, 2010 and December 31, 2009 was reduced by these amounts.

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

Item 4T.   Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2010, the end of the fiscal period covered by this report on Form 10-Q.  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Sutron Corporation (Registrant)

November 12, 2010 Date	By:	/s/ Raul S. McQuivey
Raul S. McQuivey
President and Chief Executive Officer (Principal Executive Officer)

November 12, 2010 Date	By:	/s/ Sidney C. Hooper
Sidney C. Hooper
Chief Financial Officer and Treasurer (Principal Accounting Officer)