Form 10-K
period 2010-12-31
SUTRON CORP
filed 2011-03-31
CIK 728331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934
For the fiscal year ended: December 31, 2010
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
Yes  ☐ No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of $7.65 as reported by the NASDAQ Stock Market, Inc. for the Registrant’s Common Stock as of March 29, 2011, was $25,788,158.

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of March 29, 2011 was 4,578,632.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrants’ Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders, which will be filed within 120 days after the end of the year covered by this Form 10-K, are incorporated in Part III as set forth herein.

TABLE OF CONTENTS

Explanatory Note		4
Note Concerning Forward-Looking Statements		4

Part I
Item 1.	Business	4
Item 1A	Risk Factors	9
Item 1B	Unresolved Staff Comments	11
Item 2.	Properties	12
Item 3.	Legal Proceedings	12
Item 4.	Submission of Matters to a Vote of Security Holders	12

Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	12
Item 6.	Selected Financial Data	13
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	20
Item 8.	Financial Statements and Supplementary Data	21
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	43
Item 9A	Controls and Procedures	43
Item 9B	Other Information	44

Part III
Item 10.	Directors, Executive Officers and Corporate Governance	43
Item 11.	Executive Compensation	44
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	44
Item 13.	Certain Relationships, Related Transactions and Directors Independence	45
Item 14.	Principal Accountant Fees and Services	45

Part IV
Item 15.	Exhibits and Financial Statement Schedules	45

Signatures		46

EXPLANATORY NOTE

In our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”), Sutron Corporation presented restated financial statements for the year ended December 31, 2008, 2007 and 2006, as well as the quarterly financial statements for the periods ended March 31, 2006 through September 30, 2009. In this Annual Report on Form 10-K for the year ended December 31, 2010, restated financial statements for the year ended December 31, 2008 are included in “Selected Financial Data” in Item 6 and in “Financial Statements and Supplementary Data” in Item 8, in 19 “Quarterly Financial Information” in Item 8, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in this 2010 Form 10-K in Item 7, in each case relating to the fiscal year ended December 31, 2008.  The restatement relates (i) to errors in inventory standard costs that were not being updated annually resulting in an overstatement of inventory values as of December 31, 2008, and (ii) to errors in income tax expense for tax deductions related to employee stock compensation that were not properly classified as additional paid-in capital and understated additional paid-in capital and income tax expense for the year ended December 31, 2008.

We have not amended our previously filed Annual Reports on Form 10-K for the fiscal years ended December 31, 2008, 2007 and 2006 or the Quarterly Reports on Form 10-Q for the periods ended March 31, 2006 through September 30, 2009, to reflect the restatements described in this Annual Report on Form 10-K, and thus the financial statements and related financial statement information contained in those reports and the disclosures regarding effectiveness of internal control over financial reporting for the fiscal years ended December 31, 2008, 2007 and 2006 and all related earnings releases and similar communications issued by the Company for those periods, should no longer be relied upon.

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

We operate principally in two industry segments:  standard products (hydrological, meteorological and oceanic monitoring and control products) which are sold off-the-shelf and systems (hydrological, meteorological and oceanic monitoring systems that are comprised of standard products and non-standard items as required by the system specification also including software) and services (including installation, training, and maintenance of systems). Our Hydromet Products Division is responsible for the manufacturing of all standard products.  We have various profit centers consisting of Integrated Systems Division, Hydrological Services Division, Ilex Division and Sutron India operations that provide our systems and services.

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

Xpert and XLite Dataloggers

The Xpert Datalogger/controller is our fourth generation datalogger.  The Xpert is environmentally hardened and capable of operating from -40 C to +60 C.  First released in 2001, the product was updated in 2007 with a new processor.  The product is supported each year by adding new features needed to meet the growing demands of customers.

The Xpert and XLite dataloggers are the core of a wide-range of remote monitoring and control systems. The rugged Xpert is highly modular and can be leveraged to handle multiple applications, from the simplest to the most complex. It is designed specifically to support a variety of portable and permanent monitoring and control applications and systems including automatic weather stations, agrimet stations, synoptic weather stations, AWOS stations, tide stations, hydromet stations, water level and water quality stations, rainfall stations, gate control stations, irrigation and water distribution control stations, stream gauging stations, dam safety stations and flood forecasting, monitoring, control and warning systems

SatLink2 Transmitter/Logger

The SatLink2 is a high data rate satellite transmitter/logger that transmits at 100, 300 and 1200 baud, incorporates GPS and functions as a logger. SatLink2’s innovative design includes everything needed to collect high quality data, without costly options. Our standard unit includes a built-in logger, SDI-12 interface, dedicated tipping bucket input, 4 analog inputs and a powerful mathematical equation editor.  In October 2010, Sutron certified its new V2 version of Satlink.  The V2 version meets the latest specifications being adopted by the National Environmental Satellite, Data and Information Services (NESDIS).   Starting sometime in 2012 all users of the GOES satellite will have a 10 year period to upgrade all their transmitters to comply with the V2 specifications.  Along with supporting V2 specifications, Sutron added important new hardware and software features to Satlink.  The SatLink transmitter operates on the Geostationary Operational Environment Satellite (GOES) system.  NESDIS operates two U.S. Government environmental satellites on this system.

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

The Integrated Systems Division provides system integration services consisting of the design, integration, installation and commissioning of customer-specific hydrological and meteorological monitoring and control systems.  Systems also include software applications based on our XConnect database software and our Ilex Tempest database software.  Our database software capability allows us to provide turnkey hydrological and meteorological systems to a variety of users.  Projects may range in size from one station to hundreds of stations.  Projects usually require design, equipment integration, software application development, installation, training and commissioning.  Projects can range in duration from several days to several years depending on the scope and complexity of the system.

Automatic Weather Observation System (AWOS) are integrated and installed by the Integrated Services Division.  Typically, an AWOS includes a sensor suite to measure wind direction and speed, temperature, relative humidity, precipitation, and barometric pressure as well as cloud height and horizontal visibility/runway visibility.  Sensors are connected to an Xpert datalogger, which processes the data, stores it in a relational database and transmits real-time weather parameters to all designated users, regardless of location.  The system produces weather reports for aviation and meteorological use, virtually automatically and without need of human intervention.

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

Sutron India Operations consist of a Branch Office that was established early in 2004 in order to comply with India tax law and to perform work on an annual maintenance contract that was received from the Central Water Commission of India (CWC) in July 2004.  In February 2005, we established Sutron HydroMet Systems Private Limited, a wholly owned subsidiary, in order to bid on National tenders.  Our India Operations procures local goods for projects, performs systems integration, civil works construction, installation, commissioning and equipment maintenance.  Our India Operations maintains over 260 remote automatic real-time hydromet monitoring stations in India under contracts with the CWC and with the Government of Andhra Pradesh.

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

Customers

During 2010, approximately 36% of our products and services were sold to the Federal Government.  Net sales and revenues in 2010 among the various agencies were as follows: Department of the Interior, 24%; Department of Commerce, 6%; Department of Defense, 5% and Other Federal Agencies, 1%.  Revenues from the Department of the Interior were derived from sales to the U.S. Geological Survey and the Bureau of Reclamation.  Revenues from the Department of Defense were primarily from the U.S. Army Corps of Engineers.  Revenues from the Department of Commerce were from sales of tides systems and spares to NOS and the National Data Buoy Center.  The loss of any significant portion of our sales to any major customer, the loss of a single major customer or budgetary constraints of any one of our major customers could have a material adverse effect on our business and financial results.  We also performed on various contracts of foreign origin.  Revenues from foreign customers amounted to approximately 39% of revenues in 2010, 48% of revenues in 2009 and 42% of revenues in 2008.

Research and Development

During the years ended December 31, 2010, 2009 and 2008, we incurred expenses of $1,887,318, $1,635,161 and $1,228,661, respectively, on activities relating to the development of new products and enhancements and improvements of existing products.  In 2010, we completed the SatLink2 Transmitter/Logger V2, which meets NESDIS GOES V2 specifications.  We released our Total Precipitation Gauge, which is a weighing bucket gauge designed for measurement of precipitation.  We released our Dual Orifice Bubbler which is an all-in-one logging bubbler that measures water level in two separate bodies of water as redundant sensors.  We made significant enhancements to the 9210 datalogger and the Stage Discharge Recorder to provide increased functionally and features to our customers. We also spent significant efforts in developing SUTRONWIN which is a new Sutron product that provides a complete system software package including webhosting, real-time data storage for one year, data analysis, complete data management and more.

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

We received an ISO 9001 certification on March 12, 1999 and an ISO 9001:2000 certification on August 13, 2003.  We continued to be certified during fiscal year 2010.

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

Foreign Operations

We opened a branch office in New Delhi, India in December 2004.  We formed a wholly owned subsidiary in India in February 2005 in order to bid on domestic India tenders. Our India Operations performs systems integration, civil works construction, systems installation and commissioning and maintenance services.  We are maintaining over 260 remote automatic real-time hydromet monitoring stations and three Digital Direct Read-out Ground Stations under contracts with the CWC, the IMD and the Government of Andhra Pradesh.

Employees

As of December 31, 2010, we and our wholly owned subsidiary had a total of 92 employees, of which 88 were full time.  We also from time to time employ part-time employees and hire independent contractors.  Our employees are not represented by any collective bargaining agreement and we have never experienced a work stoppage.  We believe that our employee relations are good.

Backlog

At December 31, 2010, our backlog was approximately $11,748,000 as compared with approximately $11,908,000 at December 31, 2009.  We anticipate that 85% of our 2010 year-end backlog will convert to revenue in 2011.  An economic downturn may result in increased cancellation of orders, which could have a material adverse effect on our ability to convert our backlog into revenues.  Other factors that may result in a cancellation of orders include changes, delays or cancellation of government programs, political and economic business events and trade restrictions.

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

Our dependence on government business could adversely affect our operating results

Contracts and purchase orders with agencies of the United States government and various state and local governments represented approximately 39% of our revenues in fiscal year 2010.  The success of our business is therefore materially dependent on governmental agencies. Companies engaged in government business are subject to certain unique risks not shared by the general commercial sector. Among these risks are:

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

Our dependence on international sales involves significant risk

Sales and services to customers outside the United States accounted for approximately 39%, 48% and 42% of our sales for fiscal 2010, 2009 and 2008, respectively.  We expect that our non-U.S. sales and services will continue to grow and account for a higher percentage of overall future revenues.  International business operations may be adversely affected by many factors, including fluctuations in exchange rates, imposition of government controls, trade restrictions, political, economic and business events and social and cultural differences.

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

We may incur losses due to foreign currency fluctuations

Portions of our revenue are denominated in India rupees.  Consequently, a portion of our costs, revenue and operating margins may be affected by fluctuations in exchange rates, primarily between the U.S. dollar and the India rupee.  We recognized foreign currency gains of approximately $37,000 and $50,000 in 2010 and 2009 and a foreign currency loss of approximately $180,000 in 2008 due to intercompany payables owed to us by our India entities.  Fluctuations between the U.S. dollar and the India rupee may have a material adverse effect on our financial results.

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

Item 1B – Unresolved Staff Comments

Not applicable

Item 2 - Properties

Our corporate headquarters are located at 22400 Davis Drive, Sterling, Virginia.  We lease this 31,190 square foot facility and it contains our administrative offices, sales and marketing offices and manufacturing facilities.  The lease expires on May 31, 2019.

We lease 2,850 square feet of office and warehouse space in West Palm Beach, Florida. The three-year lease expires in August 2011. The Hydrological Services division uses this space which consists of both office and warehouse space. The Hydrological Services Division also occupies 800 square feet of leased office space in Lakeland, Florida.  The lease expires on October 31, 2011.  This space is used for sales and marketing and engineering offices.

We lease office space and furniture in New Delhi, India.  The leases were extended until September 2012.  Our wholly owned subsidiary uses this space for their offices.

We believe that our facilities are adequate for our present needs and that our properties are in good condition, well maintained and adequately insured.

Item 3 - Legal Proceedings

Various legal claims can arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on our financial statements.  We have been named in a compensation claim under the Indian Anti-Trust Law that has been pending before The Monopolies and Restrictive Trade Practices Commission in New Delhi, India since 2005.  Management believes that the case is unsubstantiated and intends to vigorously defend itself.

Item 4 - Submission of Matters to a Vote of Security Holders

Not applicable

PART II

Item 5 -	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock trades on the Nasdaq Capital Market (formerly the Nasdaq SmallCap Market) under the symbol “STRN”.  On March 18, 2011, there were approximately 915 stockholders of record. The table below sets forth the high and low sales prices for the periods shown.

Fiscal year ended December 31, 2009
First Quarter	$10.00	$3.75
Second Quarter	$5.99	$3.51
Third Quarter	$6.62	$5.48
Fourth Quarter	$7.50	$5.78

Fiscal year ended December 31, 2010
First Quarter	$7.49	$6.32
Second Quarter	$8.20	$6.18
Third Quarter	$7.20	$5.84
Fourth Quarter	$7.18	$6.24

We have never declared or paid a dividend on our common stock.

The Company has established equity compensation plans to attract, motivate and reward good performance of employees, officers and directors. Currently, there are three stock option plans under which options remain outstanding: the 1996 and 2002 Amended and Restated Stock Plans that were not approved by stockholders and the 2010 Equity Incentive Plan that was approved by stockholders.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	500,000
Equity compensation plans not approved by security holders	634,252	$2.37	39,667
Total	634,252	$2.37	539,667

Item 6 – Selected Financial Data

The following table sets forth consolidated financial data with respect to Sutron Corporation for the five year period ended December 31, 2010.  The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K.

The data for the years ended December 31, 2008, 2007 and 2006 have been restated to reflect the effects of the accounting errors discussed in Note 3 to the Consolidated Financial Statements.

(In thousands, except earnings per share data)
	Years Ended December 31,
	2010	2009	2008	2007	2006
Income Statement Data
Revenues	$22,975	$20,851	$15,941	$18,868	$19,407
Operating income	4,417	3,333	719	2,797	2,934
Net Income	2,987	2,229	499	1,856	1,871
Basic earnings per share	.65	.49	.11	.41	.43
Diluted earnings per share	.60	.45	.10	.37	.39
Shares used in computing basic per share data	4,573	4,571	4,550	4,513	4,342
Shares used in computing diluted per share data	4,995	4,975	5,052	4,982	4,811
Balance Sheet Data
Cash	$9,628	$5,700	$4,490	$5,434	$1,677
Working capital	17,086	13,931	11,654	11,364	9,430
Total assets	22,987	19,528	14,958	14,337	13,375
Long-term debt, including current portion	—	—	3	40	88
Stockholders' equity	18,139	15,031	12,633	11,956	9,934
Cash dividends declared	—	—	—	—	—

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

Restatement of Previously Issued Financial Statements

In March and April 2010, after discussions with management and our independent registered public accounting firm, the Audit Committee of the Board (the “Audit Committee”) recommended to the Board, and the Board thereafter concluded, that our previously issued consolidated financial statements for the years ended December 31, 2008, 2007 and 2006, including the quarterly periods be restated. The data for the years ended December 31, 2008, 2007 and 2006 have been restated to reflect the effects of the accounting errors discussed in Note 3 to our Consolidated Financial Statements and the Explanatory Note on page 4 of this 2010 Form 10-K.  We have not amended our previously filed Annual Reports on Form 10-K for the fiscal years ended December 31, 2008, 2007 and 2006, or the Quarterly Reports on Form 10-Q for the periods ended March 31, 2006 through September 30, 2009 to reflect the restatements described in this Annual Report on Form 10-K, and thus the financial statements and related financial statement information contained in those reports should no longer be relied upon.

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

Background and Overview

Our primary focus is to provide real-time systems solutions, including equipment and software, and services to our customers in the areas of hydrological, meteorological and oceanic monitoring.  We design, manufacture and market these products and services to a diversified customer base consisting of federal, state, local and foreign governments, engineering companies, universities and hydropower companies.  Our products and services enable these entities to monitor and collect hydrological, meteorological and oceanic data for the management of critical water resources, for early warning of potentially disastrous floods, storms or tsunamis, for the optimization of hydropower plants and for providing real-time weather conditions at airports.

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

We are beginning fiscal year 2011 with a backlog of approximately $11,748,000 as compared to beginning fiscal year 2010 with a backlog of approximately $11,908,000.  We estimate that approximately 85% of our December 31, 2010 backlog will convert to revenue in 2011.  We anticipate that we will continue to experience significant quarterly fluctuations in our sales and revenues in 2011.  Operating results will depend upon the product mix and upon the timing of project awards.

International sales, which totaled 39% of revenues for 2010, are a significant portion of our revenues.  We believe that international revenues will grow as a percentage of our total business as we plan to develop stronger international partnerships and expand our international sales opportunities. International sales are however difficult to forecast because they are frequently delayed due to the different governmental procurement and approval processes. Our domestic business is highly dependent upon government business.  Contracts and purchase orders with Federal, state and local government agencies represented approximately 39% of our 2010 revenues.

We are committed in our ongoing sales, marketing and research and development activities to sustain and grow our sales and revenues from our products and services.  We expect our sales and marketing, research and development and general and administrative expenses to increase moderately in 2011 as compared to 2010 due to planned spending on sales and marketing activities and on new products and applications.

Critical Accounting Estimates

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

Inventory Valuation – ur inventories are stated at the lower of cost or market. We provide allowances on inventories for any material that has become obsolete or may become unsalable based on estimates of future demand and sale price in the market.  Judgments with respect to salability and usage of inventories, estimated market value, and recoverability upon sale are complex and subjective.  Such assumptions are reviewed periodically and adjustments are made, as necessary, to reflect changed conditions.

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

Results of Operations

The following table sets forth, for the periods presented, certain income statement data of the Company expressed as a percentage of revenues:

	Year ended December 31,
	2010	2009	2008
Net sales and revenues	100%	100%	100%
Cost of sales and revenues	56.1	58.1	65.6
Gross profit	43.9	41.9	34.4
Selling, general and administrative expenses	16.5	18.0	22.2
Research and Development expenses	8.2	7.9	7.7
Operating income	19.2	16.0	4.5
Interest income	.2	1.0	0.7
Income before income taxes	19.4	17.0	5.2
Income taxes	6.4	6.3	2.1
Net income	13.0%	10.7%	3.1%

Fiscal 2010 Compared to Fiscal 2009

Net Sales and Revenues

Revenues for the year ended December 31, 2010 increased 10% to $22,975,600 from $20,851,144 in 2009.  Net sales and revenues are broken down between sales of standard products and sales of systems and services.

Standard products had a net sales and revenue increase of 10% to $12,944,313 in 2010 from $11,791,235 in 2009.  The increase was primarily due to increased sales to federal government agencies. Net sales and revenues for systems and services increased 11% to $10,031,288 from $9,059,909 in 2009 primarily due to increased systems sales.

Overall domestic revenues increased 29% to $14,112,382 in 2010 versus $10,940,894 in 2009 while international revenues decreased 11% to $8,863,218 in 2010 versus $9,910,250 in 2009.  The Department of the Interior, the principal agencies being the US Geological Survey and the Bureau of Reclamation, was our largest customer accounting for 24% and 18% of total revenues in years 2010 and 2009, respectively.  Federal government revenues were 36% and 35% of revenues in 2010 and 2009.  State and local government, commercial and international revenues represented 64% and 65% of revenues in 2010 and 2009.

Cost of Sales and Revenues

Cost of sales as a percentage of revenues decreased to 56% for 2010 compared to 58% for 2009. Cost of sales for standard products was approximately 46% in 2010 as compared to 51% in 2009.  The decrease in the cost of sales of standard products was primarily due to sales of higher margin products in the fourth quarter of 2010 as compared to 2009.  Cost of sales for systems and services was 68% in 2010 as compared to 67% in 2009.  The increase was primarily due an inventory write down of approximately $100,000 by our Hydrological Services Division.  Cost of sales for both 2010 and 2009 include provisions for inventory obsolescence, physical inventory adjustments, inventory valuation adjustments and warranty provision adjustments.  We continually pursue product cost reductions through continual review of procurement sourcing based on quality and cost goals, product value engineering and improvements in manufacturing processes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3,790,760 in 2010 as compared to $3,762,291 in 2009, a 1% increase.  Selling, general and administrative expenses as a percentage of revenues decreased to 17% in 2010 from 18% in 2009 due to the increased sales volume in 2010 as compared to 2009.

Product Research and Development Expenses

Product research and development expenses increased to $1,887,318 in 2010 from $1,635,161 in 2009, a 15% increase.  Product research and development expenses as a percentage of revenues were 8.2% in 2010 as compared to 7.9% in 2009.  Expenses increased in 2010 as compared to 2009 due to our increased development efforts on new products including the SatLink2 Transmitter/Logger Version 2, the Total Precipitation Gauge, the Dual Orifice Bubbler, SUTRONWIN and in development work on the new 8310 Data Logger which was released early in 2011.  We also expended resources on making significant enhancements to the 9210 datalogger and the Stage Discharge Recorder.

Interest and Other Income, Net

Net interest and other income decreased to $50,534 in 2010 as compared to $214,844 in 2009.  In 2007, we brought a lawsuit against a former employee.  We successfully settled the lawsuit in January 2009 in the amount of $150,000. The settlement provided for the immediate payment of $60,000.  The remaining balance of $90,000 was secured by a promissory note that requires monthly payments over a five year period including interest at 4%.

Income Taxes

Income tax expense for 2010 was $1,480,000 compared to $1,319,000 for 2009.  The provision for income taxes for 2010 represents an effective tax rate of approximately 33.1% compared with 37.2% for 2009.

Fiscal 2009 Compared to Fiscal 2008

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3,762,291 in 2009 as compared to $3,544,065 in 2008, a 6% increase.  Selling, general and administrative expenses as a percentage of revenues decreased to 18% in 2009 from 22% in 2008 due to the increased sales volume in 2009 as compared to 2008.  We experienced lower general and administrative costs in 2009 due to lower legal and bank letter of credit fees which however were offset by higher selling expenses due to an increased agent commissions relating to international contracts, increased sales and marketing activities by our Integrated Services Division and sales and marketing expenses of our new Ilex Division.

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

Liquidity and Capital Resources

Cash and cash equivalents were $9,627,961 at December 31, 2010 compared to $4,666,983 at December 31, 2009.  Working capital increased to $17 million at December 31, 2010 compared with $14 million at December 31, 2009.

Net cash provided by operating activities was $4,765,906 for the year ended December 31, 2010.  Net cash provided by operating activities was $1,590,116 for the year ended December 31, 2009.  Net cash used by operating activities was $379,753 for the year ended December 31, 2008.  The increase in 2010 was primarily due to a significant decrease in accounts receivable as we received payment on several large projects that were included in our accounts receivable at the end of 2009 .  The increase in 2009 was due to a decrease in income taxes receivable and an increase in accrued expenses.  The decrease in 2008 was due to a significant increase in income taxes receivable.

Net cash provided by investing activities was $155,125 for the year ended December 31, 2010.  Net cash used by investing activities was $662,073 for the year ended December 31, 2009.  Net cash used by investing activities was $1,265,585 for the year ended December 31, 2008.  Net cash provided in 2010 was primarily due to a decrease in restricted cash that is used to secure bid and performance bonds.  Net cash used in 2009 was primarily for purchases of property and equipment and due to an increase in restricted cash.  The decrease in 2008 resulted primarily from the purchase of Ilex Engineering and due to an increase in restricted cash.

Net cash provided by financing activities was $15,400 for the year ended December 31, 2010 due to proceeds from the exercise of an employee stock option and tax benefits relating to tax deductible employee compensation associated with the exercise of non-qualified stock options.  Net cash used by financing activities was $2,765 for the year ended December 31, 2009 due payments on notes payable.  Net cash provided by financing activities was $91,959 for the year ended December 31, 2008 due primarily to tax benefits relating to tax deductible employee compensation associated with the exercise of non-qualified stock options.

We have a revolving credit facility of $3,000,000 with Branch Banking and Trust (BB&T).  We are permitted to borrow based on accounts receivable and inventory according to pre-established criteria. The credit facility expires on August 5, 2011 and is secured by substantially all assets of the Company.  Borrowings bear interest at the bank’s prime rate.  During 2010, there was no borrowing on the line of credit. We frequently bid on and enter into contracts that require bid and performance bonds.  At December 31, 2010 and 2009, BB&T had issued standby letters of credit in the amount of $1,583,000 and $411,000 that served as either bid or performance bonds.  The amount available to borrow under the line of credit was reduced by these amounts.

Management believes that its existing cash resources, cash flow from operations and short-term borrowings on the existing credit line will provide adequate resources for supporting operations during fiscal 2011.  Management also plans to use our cash in 2011 to make one or more strategic acquisitions that will complement our business and add to our growth.  Although there can be no assurance that our revolving credit facility will be renewed, management believes that, if needed, it would be able to find alternative sources of funds on commercially acceptable terms.

Item 7A – Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Rate Risk

Although the majority or our sales, costs of sales and selling costs are transacted in U.S. dollars, a portion of our revenue is denominated in India rupees.  Consequently, a portion of our revenues, costs and operating margins may be affected by fluctuations in exchange rates between the U.S. dollar and the India rupee.  We recognized foreign currency gains of approximately $37,000 and $50,000 in 2010 and 2009 and a foreign currency loss of approximately $180,000 in 2008 due to payables owed to us by our India entities.  Fluctuations between the U.S. dollar and the India rupee may have a material adverse effect on our financial results.

Interest Rate Risk

We currently invest our cash balances, in excess of our current needs, in an interest bearing savings account and in a certificate of deposit. We do not invest for the purposes of trading in securities.  We do not use derivative financial instruments in our investments.

Item 8 - Financial Statements and Supplementary Data

SUTRON CORPORTION

Certified Public Accountants
and Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Sutron Corporation and Subsidiary
Sterling, Virginia

We have audited the accompanying consolidated balance sheets of Sutron Corporation and Subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sutron Corporation and Subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

We also have audited the adjustments described in note 3 that were applied to restate the 2008 financial statements to correct certain errors.  In our opinion, such adjustments are appropriate and have been properly applied.   We were not engaged to audit, review or apply any procedures to the 2008 financial statements of the Company other than with respect to the adjustments and accordingly, we do not express an opinion or any other form of assurance on the 2008 financial statements taken as a whole.

Winchester, Virginia
March 30, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Sutron Corporation and Subsidiary
Sterling, Virginia

We have audited, before the effects of the adjustments for the correction of the errors described in Note 3, the consolidated balance sheets of Sutron Corporation and Subsidiary as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, except for the errors in Note 3, the 2008 financial statements present fairly, in all material respects, the financial position of Sutron Corporation and Subsidiary as of December 31, 2008, the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

We were not engaged to audit, review or apply any procedures to the adjustments for the correction of the errors described in Note 3 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied.  Those adjustments were audited by Yount, Hyde & Barbour, P.C.

Fairfax, Virginia
March 24, 2009

SUTRON CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$9,627,961	$4,666,983
Restricted cash and cash equivalents	796,189	1,032,517
Accounts receivable, net	5,380,975	7,468,327
Inventory	3,758,702	3,088,782
Prepaid items and other assets	560,460	206,338
Income taxes receivable	—	70,695
Deferred income taxes	477,000	412,000
Total Current Assets	20,601,287	16,945,642

Property and Equipment, Net	1,706,971	1,884,876
Other Assets
Goodwill	570,150	570,150
Other Assets	108,769	127,529
Total Assets	$22,987,177	$19,528,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,119,684	$1,064,425
Accrued payroll	490,197	479,507
Other accrued expenses	1,543,086	1,470,477
Billings in excess of costs and estimated earnings	361,699	—
Total Current Liabilities	3,514,666	3,014,409
Long-Term Liabilities
Deferred rent	1,234,385	1,335,176
Deferred income taxes	99,000	148,000
Total Long-Term Liabilities	1,333,385	1,483,176
Total Liabilities	4,848,051	4,497,585
Stockholders’ Equity
Common stock	45,757	45,707
Additional paid-in capital	3,732,184	3,635,659
Retained earnings	14,409,877	11,422,485
Accumulated other comprehensive loss	(48,692)	(73,239)
Total Stockholders’ Equity	18,139,126	15,030,612
Total Liabilities and Stockholders’ Equity	$22,987,177	$19,528,197

See accompanying notes to consolidated financial statements.

SUTRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2010	2009	2008

Net sales and revenues	$22,975,600	$20,851,144	$15,941,328

Cost of sales and revenues	12,880,664	12,120,975	10,449,685

Gross profit	10,094,936	8,730,169	5,491,643

Operating expenses:
Selling, general and administrative expenses	3,790,760	3,762,291	3,544,065
Research and development expenses	1,887,318	1,635,161	1,228,661
Total operating expenses	5,678,078	5,397,452	4,772,726

Operating income	4,416,858	3,332,717	718,917

Financing income, net	50,534	214,884	108,391

Income before income taxes	4,467,392	3,547,601	827,308

Income tax expense	1,480,000	1,319,000	328,000

Net income	$2,987,392	$2,228,601	$499,308

Net income per share:

Basic income per share	$0.65	$0.49	$0.11

Diluted income per share	$0.60	$0.45	$0.10

See accompanying notes to consolidated financial statements.

SUTRON CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

					Accumulated
		Stock	Additional		Other
	Common	Par	Paid-In	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total

Balances, December 31, 2007	4,525,632	$45,257	$3,284,651	$8,694,576	$(68,419)	$11,956,065
Net income	—	—	—	499,308	—	499,308
Cumulative translation adjustment	—	—	—	—	(41,050)	(41,050)
Total comprehensive income						458,258
Stock based compensation	—	—	89,145	—	—	89,145
Stock options exercised	45,000	450	129,200	—	—	129,650
Balances, December 31, 2008	4,570,632	45,707	3,502,996	9,193,884	(109,469)	12,633,118
Net income	—	—	—	2,228,601	—	2,228,601
Cumulative translation adjustment	—	—	—	—	36,230	36,230
Total comprehensive income						2,264,831
Stock based compensation	—	—	132,663	—	—	132,663
Stock options exercised	—	—	—	—	—	—
Balances, December 31, 2009	4,570,632	45,707	3,635,659	11,422,485	(73,239)	15,030,612
Net income	—	—	—	2,987,392	—	2,987,392
Cumulative translation adjustment	—	—	—	—	24,547	24,547
Total comprehensive income						3,011,939
Stock based compensation	—	—	81,175	—	—	81,175
Stock options exercised	5,000	50	15,350	—	—	15,400
Balances, December 31, 2010	4,575,632	$45,757	$3,732,184	$14,409,877	$(48,692)	$18,139,126

See accompanying notes to consolidated financial statements.

SUTRON CORPORTION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009	2008

Cash Flows from Operating Activities:
Net income	$2,987,392	$2,228,601	$499,308
Noncash items included in net income:
Depreciation and amortization	277,868	247,311	254,443
Deferred income taxes	(114,000)	65,000	(56,000)
Stock based compensation	81,175	132,663	89,145
(Gain) loss on disposal of property	—	13,412	1,100
Tax benefit from stock options exercised	(12,000)	—	(101,000)
Change in current assets and liabilities:
Accounts receivable	2,087,352	(3,595,800)	(257,995)
Inventory	(669,920)	743,006	(56,774)
Prepaid items and other assets	(354,122)	96,295	175,121
Income taxes receivable	82,695	964,180	(933,875)
Accounts payable	55,259	(136,296)	377,608
Accrued expenses	83,299	1,026,535	(263,503)
Billings in excess of costs and estimated earnings	361,699	(139,117)	(107,331)
Deferred rent	(100,791)	(55,674)	—
Net Cash Provided (Used) by Operating Activities	4,765,906	1,590,116	(379,753)

Cash Flows from Investing Activities:
Restricted cash and cash equivalents	236,328	(247,597)	(650,679)
Purchase of property and equipment	(99,963)	(386,419)	(54,007)
Other assets	18,760	(32,472)	4,251
Acquisition and goodwill	—	—	(570,150)
Proceeds from the sale of property and equipment	—	4,415	5,000
Net Cash Provided (Used) by Investing Activities	155,125	(662,073)	(1,265,585)

Cash Flows from Financing Activities:
Payments on notes payable	—	(2,765)	(37,691)
Tax benefit from stock options exercised	12,000	—	101,000
Proceeds from stock options exercised	3,400	—	28,650
Net Cash Provided (Used) by Financing Activities	15,400	(2,765)	91,959

Effect of exchange rate changes on cash and cash equivalents	24,547	36,230	(41,050)
Net increase (decrease) in cash and cash equivalents	4,960,978	961,508	(1,594,429)
Cash and Cash Equivalents, beginning of year	4,666,983	3,705,475	5,299,904
Cash and Cash Equivalents, end of year	$9,627,961	$4,666,983	$3,705,475

Supplemental Disclosure of Non-Cash Activities:
Acquisition of leasehold improvements from lease incentives	$—	$1,390,850	$—

See accompanying notes to consolidated financial statements.

SUTRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009 and 2008

1.  ORGANIZATION AND BASIS OF PRESENTATION

Sutron Corporation (“Company”) was incorporated on December 30, 1975, under the General Laws of the Commonwealth of Virginia.  The Company is a leading provider of real-time data collection and control products, systems software and professional services in the hydrological, meteorological and oceanic monitoring markets.  The Company’s products include data loggers, satellite transmitters/loggers, sensors and system and application software.  Customers consist of a diversified base of Federal, state, local and foreign government agencies, universities and hydropower companies.

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

Restatement

As discussed in Note 3, the Company determined that its previously issued consolidated financial statements for the fiscal year ended December 31, 2008 were not prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and were restated. The consolidated financial statements and the notes to the financial statements for the fiscal year ended December 31, 2008 reflect the effects of these restatements.  See Note 3, Restatement of Previously Issued Consolidated Financial Statements for further detail as it relates to the Restatement.  We have not amended our previously filed Annual Reports on Form 10-K for the fiscal year ended December 31, 2008 or the Quarterly Reports on Form 10-Q for the periods ended March 31, 2008 through September 30, 2009, to reflect the restatements described in this Annual Report on Form 10-K, and thus the financial statements and related financial statement information contained in those reports should no longer be relied upon.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenue for the Company’s products, consisting of both equipment and software, is recognized upon shipment, delivery, installation or customer acceptance of the product, as agreed in the customer order or contract.  Sutron does sell its software products without the related equipment although software products are integral to systems.  The Company’s typical system requires no significant production, modification or customization of the software or hardware.  For complex systems, revenue is deferred until customer acceptance. The Company does provide customer discounts and does allow for product returns.  The Company does not do consignment sales or bill and hold arrangements.  Revenue reflects reductions due to discounts and product returns.  Product returns have historically been insignificant in amount.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash equivalents include time deposits and all highly liquid debt instruments with original maturities of three months or less.  Interest paid approximated $26,031 for the year ended December 31, 2010 and $35 for the year ended December 31, 2009.  No interest was paid for the year ended December 31, 2008.  Income taxes paid approximated $1,332,000, $630,000 and $901,000 for the years ended December 31, 2010, 2009 and 2008, respectively.  Foreign income tax paid approximated $336,000, $144,000 and $123,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Restricted Cash

For the years ended December 31, 2010 and 2009, the Company had submitted bid bonds or performance bonds on both official tenders or awarded contracts. At December 31, 2010 and 2009, cash in the amount of $796,189 and $1,032,517, respectively, was restricted for bid or performance bonds.

Accounts Receivable

Based on management’s evaluation of uncollected accounts receivable at the end of each year, bad debts are provided for utilizing the allowance method.  At December 31, 2010 and 2009, the Company’s investment in accounts 90 days or more past due was $584,832 and $543,283, respectively, net of contract retainages.  Bad debt expense for the years ending December 31, 2010, 2009, and 2008 was $0, $34,539 and $71,368, respectively.

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

Management has evaluated the Company’s tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance.  With few exceptions, the Company is no longer subject to income tax examinations by the U.S. federal, state or local tax authorities for years before 2007.

Capital

The Company has 12,000,000, $.01 par value, shares authorized.  There were 4,575,632 issued and outstanding at December 31, 2010 and 4,570,632 shares issued and outstanding at December 31, 2009.

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

For the fiscal years ended December 31, 2010 and 2009, the application of valuation techniques applied to similar assets and liabilities has been consistent.  The following is a description of the valuation methodologies used for instruments measured at fair value:

Certificates of Deposit

Certificates of deposit are carried at cost, which approximates fair value based upon observable market prices of similar instruments.  If observable market prices are not available, fair values are estimated by discounting expected future cash flows applying interest rates currently being offered.  For the fiscal years ended December 31, 2010, and 2009, all certificates of deposit are valued using Level 2 inputs and are valued at $919,130 and $908,919, respectively.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force.  This ASU addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit.  The ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force.  The amendments in this ASU change the accounting model for revenue arrangements that include both tangible products and software elements.  The ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.”  ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events.  An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated.  ASU 2010-09 was effective immediately. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

On September 15, 2010, the SEC issued Release No. 33-9142, “Internal Control Over Financial Reporting In Exchange Act Periodic Reports of Non-Accelerated Filers.”  This release issued a final rule adopting amendments to its rules and forms to conform them to Section 404(c) of the Sarbanes-Oxley Act of 2002 (SOX), as added by Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  SOX Section 404(c) provides that Section 404(b) shall not apply with respect to any audit report prepared for an issuer that is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934. Release No. 33-9142 was effective September 21, 2010.

On September 17, 2010, the SEC issued Release No. 33-9144, “Commission Guidance on Presentation of Liquidity and Capital Resources Disclosures in Management’s Discussion and Analysis.”  This interpretive release is intended to improve discussion of liquidity and capital resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations in order to facilitate understanding by investors of the liquidity and funding risks facing the registrant. This release was issued in conjunction with a proposed rule, “Short-Term Borrowings Disclosures,” that would require public companies to disclose additional information to investors about their short-term borrowing arrangements. Release No. 33-9144 was effective on September 28, 2010.

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”  The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

The SEC has issued Final Rule No. 33-9002, Interactive Data to Improve Financial Reporting, which requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings on a phased-in schedule.  Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010.  All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.

3.      RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

In March 2010, the Audit Committee recommended to the Board, and the Board thereafter concluded, that our previously issued consolidated financial statements for the year ended December 31, 2008 be restated as well as the quarterly financial statements for the periods ended March 31, 2008 through September 30, 2009. The restatement related to errors in inventory standard costs that were set in excess of inventory purchase costs resulting in an overstatement of inventory values as of December 31, 2008 and due to errors in income tax expense relating to tax deductible stock compensation expense that should have been classified as additional paid-in capital resulting in the understatement of additional paid-in capital and income tax expense for the year ended December 31, 2008.  The quarterly impact of the restatement for 2008 and 2009 is included in Note 19.  The adjustments below resulted from the restatement as described above and from the correction of errors that were previously deemed immaterial, both individually and in the aggregate to the consolidated financial statements.

2008
Total adjustment to inventory	$(222,000)
Previously reported inventory	$4,053,788
Percent variation from previously reported inventory	-5.50%

2008
Total adjustment to income taxes receivable	$51,000
Previously reported income taxes receivable	$983,875
Percent variation from previously reported income taxes receivable	5.20%

2008
Total adjustment to deferred income taxes	$80,000
Previously reported deferred income taxes	$308,000
Percent variation from previously deferred income taxes	26%

2008
Total adjustment to additional paid-in capital	$724,221
Previously reported additional paid-in capital	$2,778,775
Percent variation from previously reported additional paid-in capital	26.10%

2008
Total adjustment to retained earnings	$(815,221)
Previously reported retained earnings	$10,009,105
Percent variation from previously retained earnings	-8.10%

2008
Total adjustment to cost of sales	$(117,000)
Previously reported cost of sales	$10,566,685
Percent variation from previously reported cost of sales	-1.10%

2008
Total adjustment to selling, general and administrative expenses	$32,986
Previously reported selling, general and administrative expenses	$3,511,079
Percent variation from previously reported selling, general and administrative expenses	0.10%

2008
Total adjustment to net income before taxes	$84,014
Previously reported net income before taxes	$743,294
Percent variation from previously reported net income before taxes	11.30%

2008
Total adjustment to income tax expense	$109,000
Previously reported income tax expense	$219,000
Percent variation from previously reported income tax expense	49.80%

2008
Total adjustment to net income	$(24,986)
Previously reported net income	$524,294
Percent variation from previously reported net income	-4.80%

4.      ACCOUNTS RECEIVABLE

Accounts receivable at December 31, consists of the following:

	2010	2009

Trade receivables	$4,165,239	$4,802,563
Unbilled receivables	804,618	2,145,779
Contract retainage	452,118	564,985
Allowance for doubtful accounts	(41,000)	(45,000)
Totals	$5,380,975	$7,468,327

5.      INVENTORY

Inventory consists of the following at December 31:

	2010	2009

Electronic components	$2,237,257	$1,678,448
Work in process	1,493,664	1,472,169
Finished goods	751,834	482,720
Allowance for obsolete inventory	(724,053)	(544,555)
Totals	$3,758,702	$3,088,782

6.      PROPERTY AND EQUIPMENT

A summary of property and equipment at December 31 is as follows:

	2010	2009

Furniture, fixtures and equipment	$1,847,377	$1,901,814
Vehicles	278,121	277,803
Leasehold improvements	1,555,057	1,555,057
Totals	$3,680,555	$3,734,674

Accumulated depreciation and amortization at December 31, is as follows:

	2010	2009

Furniture, fixtures and equipment	$1,445,985	$1,491,888
Vehicles	272,530	261,837
Leasehold improvements	255,069	96,073
Totals	$1,973,584	$1,849,798

Depreciation and amortization expense totaled $277,868, $247,311 and $254,443 for the years ended December 31, 2010, 2009 and 2008, respectively.

7.      LINE OF CREDIT

The Company has a $3,000,000 line of credit with a commercial bank.  The line of credit is collateralized by substantially all of the assets of the Company and expires August 2011.  Under the terms of the line of credit, the Company is required to maintain certain financial covenants.  Interest is charged at the bank’s prime rate and is payable monthly.  There was no balance outstanding at December 31, 2010 and 2009.

The Company frequently bids on and enters into international contracts that require bid and performance bonds.  At December 31, 2010 and 2009, the commercial bank had issued standby letters of credit on behalf of the Company in the amount of $1,583,000 and $411,000, respectively that served as either bid or performance bonds.  The amount available under the line of credit was reduced by this amount.

8.      OTHER ACCRUED EXPENSES

Components of other accrued expenses consist of the following at December 31:

	2010	2009

Accrued vacation pay	$251,124	$211,637
Accrued warranty costs	311,000	304,000
Customer advance payments	808,762	512,203
Federal income taxes payable	—	287,847
Other accruals	172,200	101,790
Totals	$1,543,086	$1,470,477

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

Balance as of December 31, 2007	$226,000
Reserve adjustment	19,000
Balance as of December 31, 2008	$245,000
Reserve adjustment	59,000
Balance as of December 31, 2009	304,000
Reserve adjustment	7,000
Balance as of December 31, 2010	$311,000

10.      NOTES PAYABLE

The Company did not have any Notes payable outstanding at December 31, 2010 and 2009.

11.      LEASE OBLIGATIONS

The Company entered into a ten year lease for a new corporate headquarters and operations facility in Sterling, Virginia on November 13, 2008.  The Company moved into the new facility on May 15, 2009 and lease payments commenced on June 1, 2009.  As per the lease agreement, the monthly rent for the first year is $30,135, and thereafter increases 3 percent per annum.  The Company leased additional space in its Sterling facility on October 4, 2010 resulting in additional monthly rent of $3,119 and with the same expiration date as the original lease.  The lease agreement includes additional rent payments based on a pro rata portion of operating expenses which consist of building insurance, real estate taxes, landscaping and other property related expenses.  The Company received a tenant improvement allowance in the amount of $1,390,850 from the landlord.  The tenant improvement allowance was capitalized and recorded as an asset under leasehold improvements and as a liability under deferred rent.

The Company leases office and warehouse space in West Palm Beach, Florida. The three-year lease, expiring August 31, 2011, requires monthly payments of $3,695. The Company leases office space in Brandon, Florida.  The one-year lease, expiring October 31, 2011, requires monthly payment of $482.

 The Company’s wholly owned subsidiary, Sutron Hydromet Systems, Pvt., Ltd., leases office space and furniture in New Delhi, India. The three-year leases expire in August 2012 and require monthly payments of $1,821.

The following is a schedule of future minimum lease payments by year:

Years ending December 31:
2010	$592,884
2011	554,986
2012	554,986
2013	554,986
2014	554,986
2015 and thereafter	1,341,215
Total	$4,154,043

Rent expense amounted to $453,589, $361,091 and $362,182 for the years ended December 31, 2010, 2009 and 2008, respectively.

12.      INCOME TAXES

The income tax expense charged to operations for the years ended December 31, were as follows:

	2010	2009	2008

Domestic income tax expense	$1,473,000	$1,110,000	$261,000
Foreign income tax expense	121,000	144,000	123,000
Deferred tax benefit	(114,000)	65,000	(56,000)
Total income tax expense	$1,480,000	$1,319,000	$328,000

Deferred tax assets, are comprised of the following at December 31:

	2010	2009	2008

Accrued vacation and warranty	$219,000	$80,000	$171,000
Stock compensation additional paid in capital	163,000	131,000	80,000
Accounts receivable and inventory allowances	95,000	201,000	137,000
Gross deferred tax assets	477,000	412,000	388,000

Gross deferred tax liability – depreciation	(99,000)	(148,000)	(59,000)
Net deferred tax assets	$378,000	$264,000	$329,000

The realization of the deferred tax assets is dependent on future taxable earnings. The Company has not provided for a deferred tax asset valuation allowance due to their current and anticipated future earnings.

Reconciliation of the amount of reported income tax expense and the amount computed by multiplying the applicable statutory Federal income tax rate is as follows:

	2010	2009	2008

Income before income taxes	$4,467,392	$3,547,601	$827,308
Applicable statutory tax rate	34%	34%	34%
Computed “expected” Federal income tax expense	1,519,000	1,206,000	281,000
Adjustments to Federal income tax resulting from:
State income tax expense	267,000	206,000	63,000
Tax credits and other	(306,000)	(93,000)	(16,000)
Income tax expense	$1,480,000	$1,319,000	$328,000

13.      MAJOR CUSTOMERS

Net sales for the years ended December 31, 2010 and 2009, include sales to the following major customers, together with the receivables due from the major customers:

	Net Sales		% to Total Net Sales
	Year Ended December 31,		Year Ended December 31,
	2010	2009	2010	2009
U.S. Government Agencies	$8,291,418	$7,337,768	36%	35%
Dominion/ADASA	$1,880,323	$2,317,998	8%	11%
Tamil Nadu Agricultural University	$372,982	$2,357,331	2%	11%
	$10,544,722	$12,013,097	46%	58%

	Accounts Receivable		% of Total Accounts
	Amount at December 31,		Receivable at December 31,
	2010	2009	2010	2009
U.S. Government Agencies	$1,183,509	$1,315,195	22%	18%
Dominion/ADASA	$49,151	$2,108,081	1%	28%
Tamil Nadu Agricultural University	$144,632	$1,461,170	3%	20%
	$1,377,292	$4,884,446	26%	65%

The above table includes unbilled accounts receivable. As of December 31, 2009, unbilled receivables of $1,068,000 and $1,040,000 are included for Dominion/ASDA and Tamil Nadu Agricultural University, respectively.

Because of the nature of the Company’s business, the major customers may vary between years.

14.      CONCENTRATIONS

The Company’s bank participates in the FDIC’s Transaction Account Guarantee Program.  Under that program, through December 31, 2010, all non-interest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account.  Coverage is in addition to, and separate from, the coverage available under the FDIC’s general deposit insurance rules.  The Company also maintains accounts that are not covered by the guarantee program.  At times throughout the year, cash and cash equivalents exceeded the FDIC insurance limits in these accounts.  As of December 31, 2010 and 2009, the Company’s cash deposits exceeded the FDIC insured amount by approximately $8,550,000 and $4,497,000, respectively.

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

The Company measures and recognizes compensation expense for all stock-based payments at fair value. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. In fiscal year 2010, the Company awarded 50,000 shares of common stock to board members and executive officers as performance and incentive awards. The awards vest over a period of one year to five years.  Stock based compensation expense relating to stock option awards for the years ended December 31, 2010, 2009 and 2008 was $81,175, $132,663 and $89,145, respectively. These expenses were included in the selling, general and administrative lines of the Consolidated Statements of Operations. Unamortized stock compensation expense as of December 31, 2010 totaled approximately $84,457 and these costs will be expensed over a weighted average period of 2 years. The weighted average fair value of options granted during the years ended December 31, 2010, 2009 and 2008 were calculated using the Black-Scholes option pricing model.

The Black-Scholes model estimates the per share fair value of an option on its date of grant based on the option’s exercise price; the price of the underlying stock on the date of grant; the estimated dividend yield; a “risk-free” interest rate; the estimated option term; and the expected volatility. For the “risk-free” interest rate, the Company uses a United States Treasury Bond due in the number of years equal to the option’s expected term. The estimated option term is based upon the contractual term of the option. To determine expected volatility, the Company analyzes the historical volatility of its stock.  The valuation assumptions used are shown below:

	2010	2009	2008
Risk free rate	3.36%	2.46-3.11%	3.62-3.92%
Expected volatility	17%	25-33%	30%
Dividend yield	0%	0%	0%
Expected term in years	10	10	10

The following table summarizes stock option activity under the Stock Option Plans for the last three years:

	2010
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	589,252	$2.01	4.08	$3,071,261
Granted	50,000	6.47	—	—
Exercised	5,000	0.68	—	30,725
Forfeited or expired	—	—	—	—
Outstanding at end of period	634,252	$2.37	3.59	$2,747,390
Exercisable at end of period	573,582	$1.92	3.09	$2,741,701
Nonvested at end of period	60,670	$6.61	8.32	$5,690

	2009
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	544,252	$1.80	4.66	$1,709,610
Granted	45,000	4.57	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at end of period	589,252	$2.01	4.08	$3,071,261
Exercisable at end of period	553,828	$1.71	3.86	$3,049,706
Nonvested at end of period	35,424	$6.58	7.50	$21,555

	2008
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	583,252	$1.65	5.53	$5,230,625
Granted	16,000	7.41	—	—
Exercised	45,000	0.64	—	273,900
Forfeited or expired	10,000	7.63	—	—
Outstanding at end of period	544,252	$1.80	4.66	$1,709,610
Exercisable at end of period	498,786	$1.32	4.33	$1,709,610
Nonvested at end of period	45,466	$6.97	8.31	$—

16.      EARNINGS PER SHARE

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock.

	Years Ended December 31,
	2010	2009	2008

Net income	$2,987,392	$2,228,601	$499,308
Shares used in calculation of income per share:
Basic	4,573,810	4,570,632	4,549,810
Effect of dilutive options	421,331	404,480	501,816
Diluted	4,995,141	4,975,112	5,051,626
Net income per share:
Basic	$0.65	$0.49	$0.11
Diluted	$0.60	$0.45	$0.10

Stock options that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS, because to do so would have been anti-dilutive, were 45,000, 96,000 and 95,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

17.      PROFIT SHARING PLAN

The Company has a 401(k) Profit-Sharing Plan that covers substantially all employees of the Company.  The 401(k) provision permits employees to elect to defer a portion of their compensation.  The Plan was amended in July 2010 to allow for employer matching of up to 5 percent.  The profit-sharing contribution is determined each year by the Board of Directors based on profits.  The Company did not make a profit sharing contribution for the years ended December 31, 2010, 2009 and 2008.  The employer matching contribution was approximately $201,000, $158,000, and $148,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

18.       SEGMENT INFORMATION

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

	Years Ended Dec. 31	Net Sales	Operating Income (Loss)	Total Assets	Depreciation	Capital Expenditures
Standard Products	2010	12,944	2,866	5,802	95	29
	2009	11,791	1,959	5,698	139	283
	2008	8,581	1,235	4,651	120	34
Systems and Services	2010	10,032	1,551	5,284	183	71
	2009	9,060	1,374	6,477	108	103
	2008	7,360	(516)	4,216	134	20
Corporate and Unallocated	2010	—	—	11,901	—	—
	2009	—	—	7,353	—	—
	2008	—	—	6,091	—	—
Total Company	2010	22,976	4,417	22,987	278	100
	2009	20,851	3,333	19,528	247	386
	2008	15,941	719	14,958	254	54

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

	2010	2009	2008
Central and South America	$3,703	$4,056	$755
Canada	1,959	1,236	1,160
Asia	1,746	2,904	1,209
Europe and other	736	731	539
Middle East	719	983	3,056
	$8,863	$9,910	$6,719

19.      SUMMARIZED QUARTERLY UNAUDITED FINANCIAL DATA

		2009
	Q1	Q2	Q3	Q4
Net Sales	$3,575,031	$4,786,898	$4,536,850	$7,952,365
Gross Profit	1,344,122	2,078,412	2,060,029	3,247,606
Operating Income (Loss)	(51,339)	696,862	739,242	1,947,952
Net Income	$68,154	$436,349	$521,014	$1,203,084
Basic income per common share	$0.01	$0.10	$0.11	$0.26
Diluted income per common share	$0.01	$0.09	$0.10	$0.24

		2008
	Q1	Q2	Q3	Q4
Net Sales	$3,819,048	$4,025,016	$4,395,775	$3,701,489
Gross Profit	1,551,256	1,338,290	1,551,356	1,050,741
Operating Income (Loss)	370,954	321,222	318,022	(291,281)
Net Income	$280,275	$252,329	$188,246	$(221,542)
Basic income (loss) per common share	$0.06	$0.06	$0.04	$(0.05)
Diluted income (loss) per common share	$0.06	$0.05	$0.04	$(0.04)

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

	For the Three Months Ended March 31, 2009
	Reported	Adjustment	As Restated

Net sales and revenues	$3,575,031	$—	$3,575,031
Cost of sales and revenues	2,188,742	42,167	2,230,909
Gross profit	1,386,289	(42,167)	1,344,122
Selling, general and administrative	1,010,035	26,337	1,036,372
Research and development expenses	359,089	—	359,089
Total operating expenses	1,369,124	26,337	1,395,461
Operating income (loss)	17,165	(68,504)	(51,339)
Interest income, net	172,493	—	172,493
Income before income taxes	189,658	(68,504)	121,154
Income taxes	83,000	(30,000)	53,000
Net income	$106,658	$(38,504)	$68,154
Diluted income per share	$0.02	$(0.01)	$0.01

	For the Three Months Ended June 30, 2009
	Reported	Adjustment	As Restated

Net sales and revenues	$4,786,898	$—	$4,786,898
Cost of sales and revenues	2,843,518	(135,032)	2,708,486
Gross profit	1,943,380	135,032	2,078,412
Selling, general and administrative	961,872	7,176	969,048
Research and development expenses	412,502	—	412,502
Total operating expenses	1,374,374	7,176	1,381,550
Operating income	569,006	127,856	696,862
Interest income, net	22,487	—	22,487
Income before income taxes	591,493	127,856	719,349
Income taxes	232,700	50,300	283,000
Net income	$358,793	$77,556	$436,349
Diluted income per share	$0.07	$0.02	$0.09

	For the Three Months Ended September 30, 2009
	Reported	Adjustment	As Restated

Net sales and revenues	$4,536,850	$—	$4,536,850
Cost of sales and revenues	2,613,524	(136,703)	2,476,821
Gross profit	1,923,326	136,703	2,060,029
Selling, general and administrative	905,980	(28,670)	877,310
Research and development expenses	443,477	—	443,477
Total operating expenses	1,349,457	(28,670)	1,320,787
Operating income	573,869	165,373	739,242
Interest income, net	20,772	—	20,772
Income before income taxes	594,641	165,373	760,014
Income taxes	187,300	51,700	239,000
Net income	$407,341	$113,673	$521,014
Diluted income per share	$0.08	$0.02	$0.10

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

Item 9 - Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A - Controls and Procedures

Disclosure Controls and Procedures

Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2010, the end of the fiscal period covered by this report on Form 10-K.  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and provide reasonable assurance that receipts and expenditures of Sutron are being made only in accordance with authorization of management and directors of Sutron; and

•
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

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failure. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework.

Based on our assessment, management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

Attestation Report of the Independent Registered Public Accounting Firm

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Internal control over financial reporting was not subject to attestation by the Company’s independent registered public accounting firm in accordance with recent amendments to Section 404 of the Sarbanes-Oxley Act of 2002 pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company’s fourth quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The remainder of information required for this Item is incorporated by reference to the Proxy Statement to be filed in connection with our 2011 Annual Meeting of Shareholders.

Item 11 - Executive Compensation

The information required for this Item is incorporated by reference to the Proxy Statement to be filed in connection with our 2011 Annual Meeting of Shareholders.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required for this Item is incorporated by reference to the Proxy Statement to be filed in connection with our 2011 Annual Meeting of Shareholders.

Item 13 - Certain Relationships, Related Transactions and Directors Independence

The information required for this Item is incorporated by reference to the Proxy Statement to be filed in connection with our 2011 Annual Meeting of Shareholders.

Item 14 – Principal Accounting Fees and Services

The information required for this Item is incorporated by reference to the Proxy Statement to be filed in connection with our 2011 Annual Meeting of Shareholders.

PART IV

Item 15 – Exhibits, Financial Statements and Schedules

(a)(1 and 2)  Financial Statements and Schedules

The financial statements listed in Item 8 in the Index to Consolidated Financial Statements on page 21 are filed as part of this report.

(b) Exhibits

3.2
Copy of Articles of Amendment to the Articles of Incorporation and Articles of Reduction of Stated Capital of the Company (incorporated by reference as filed with the Securities and Exchange Commission on September 16, 1983)

3.3	By-laws of the Company (incorporated by reference as filed with the Securities and Exchange Commission on September 16, 1983)
10.20	Form of Stock Option Plan*
10.21	Form of Stock Option Agreement*
10.22	Loan Modification Agreement dated August 20, 2010 between Sutron Corporation and Branch Banking and Trust Company of Virginia, a North Carolina Banking Corporation
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors, President and Chief Executive Officer
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chief Financial Officer and Treasurer
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sutron Corporation

(Registrant)

/s/    Raul S. McQuivey                                          Date: March 30, 2011
By:  Raul S. McQuivey,
        Chairman of the Board of Directors, President
         and Chief Executive Officer

In accordance with the Securities Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/    Raul S. McQuivey                                          Date: March 30, 2011
By:  Raul S. McQuivey,
        Chairman of the Board of Directors, President
         and Chief Executive Officer

/s/    Daniel W. Farrell                                             Date: March 30, 2011
By:  Daniel W. Farrell, Director and Vice President

/s/     Andrew D. Lipman                                        Date: March 30, 2011
By:   Andrew D. Lipman, Director

/s/     Leland R. Phipps                                           Date: March 30, 2011
By:   Leland R. Phipps, Director

/s/     Robert F. Roberts, Jr.                                                                                                                    Date: March 30, 2011
By:   Robert F. Roberts, Jr., Director

/s/     Sidney C. Hooper                                          Date: March 30, 2011
By:   Sidney C. Hooper, Chief Financial Officer
         (Principal Financial and Accounting Officer)