Form 10-Q
period 2011-03-31
SUTRON CORP
filed 2011-05-16
CIK 728331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011
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

There were 4,578,632 outstanding shares of the issuer's only class of common equity, Common Stock, $0.01 par value, on May 13, 2011.

SUTRON CORPORATION
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED MARCH 31, 2011

PART I.    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUTRON CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31,	December 31,
	2011	2010

ASSETS
Current Assets:
Cash and cash equivalents	$9,048,976	$9,627,961
Restricted cash and cash equivalents	1,024,146	796,189
Accounts receivable, net	5,668,126	5,380,975
Inventory	3,415,878	3,758,702
Prepaid items and other assets	455,638	560,460
Deferred income taxes	508,000	477,000
Total Current Assets	20,120,764	20,601,287

Property and Equipment, Net	1,637,357	1,706,971
Other Assets
Goodwill	570,150	570,150
Other Assets	105,609	108,769
Total Assets	$22,433,880	$22,987,177

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$721,801	$1,119,684
Accrued payroll	93,180	490,197
Other accrued expenses	1,575,937	1,543,086
Billings in excess of costs and estimated earnings	247,814	361,699
Total Current Liabilities	2,638,732	3,514,666
Long-Term Liabilities
Deferred rent	1,199,613	1,234,385
Deferred income taxes	114,000	99,000
Total Long-term Liabilities	1,313,613	1,333,385
Total Liabilities	3,952,345	4,848,051
Stockholders’ Equity
Common stock	45,787	45,757
Additional paid-in capital	3,766,900	3,732,184
Retained earnings	14,711,454	14,409,877
Accumulated other comprehensive loss	(42,606)	(48,692)
Total Stockholders’ Equity	18,481,535	18,139,126
Total Liabilities and Stockholders’ Equity	$22,433,880	$22,987,177

See accompanying notes.

SUTRON CORPORTION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Net sales and revenues	$4,880,619	$4,899,840

Cost of sales and revenues	3,031,993	2,988,329

Gross profit	1,848,626	1,911,511

Operating expenses:
Selling, general and administrative expenses	919,606	989,957
Research and development expenses	474,568	415,796
Total operating expenses	1,394,174	1,405,753

Operating income	454,452	505,758

Financing income, net	18,125	12,985

Income before income taxes	472,577	518,743

Income tax expense	171,000	185,000

Net income	$301,577	$333,743

Net income per share:

Basic income per share	$0.07	$0.07

Diluted income per share	$0.06	$0.07

See accompanying notes.

SUTRON CORPORTION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities:
Net income	$301,577	$333,743
Noncash items included in net income:
Depreciation and amortization	71,131	74,801
Deferred income taxes	(16,000)	(39,000)
Stock based compensation	21,396	18,456
Tax benefit from stock options exercised	(4,020)	—
Change in current assets and liabilities:
Accounts receivable	(287,151)	1,947,354
Inventory	342,824	(147,458)
Prepaid items and other assets	104,822	(459,487)
Income taxes receivable	—	70,695
Accounts payable	(397,883)	170,258
Accrued expenses	(364,166)	(2,193)
Billings in excess of costs and estimated earnings	(113,885)	392,591
Deferred rent	(34,772)	(34,771)
Net Cash (Used) Provided by Operating Activities	(376,127)	2,324,989

Cash Flows from Investing Activities:
Restricted cash and cash equivalents	(227,957)	(609,289)
Purchase of property and equipment	(1,517)	(40,285)
Other assets	3,160	—
Net Cash Used by Investing Activities	(226,314)	(649,574)

Cash Flows from Financing Activities:
Tax benefit from stock options exercised	4,020	—
Proceeds from stock options exercised	13,350	—
Net Cash Provided by Financing Activities	17,370	—

Effect of exchange rate changes on cash and cash equivalents	6,086	39,210
Net increase (decrease) in cash and cash equivalents	(578,985)	1,714,625
Cash and Cash Equivalents, beginning of year	9,627,961	4,666,983
Cash and Cash Equivalents, end of year	$9,048,976	$6,381,608

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

The financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report  on Form 10-K for the year ended December 31, 2010. The consolidated balance sheet as of December 31, 2010 was derived from the audited financial statements for the year then ended.

In the opinion of the Company, all adjustments necessary to present fairly the financial position of the Company and the results of its operations and its cash flows have been included in the accompanying financial statements. The results of operations for interim periods are not necessarily indicative of the expected results for the full year.

We recommend that you read the unaudited consolidated financial statements included herein in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 31, 2011.

2.           Significant Accounting Policies

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These judgments are difficult as matters that are inherently uncertain directly impact their valuation and accounting. Actual results may vary from management’s estimates and assumptions. The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.

Certificates of Deposit

Certificates of deposit are carried at cost, which approximates fair value based upon observable market prices of similar instruments.  If observable market prices are not available, fair values are estimated by discounting expected future cash flows applying interest rates currently being offered.  All certificates of deposit are valued using Level 2 inputs.

Recent Accounting Standards

The FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force. This ASU addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit.  The ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.   The adoption of ASU No. 2009-13 did not have a material impact on the Company’s financial statements.

The FASB issued ASU No. 2009-14, Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force.  The amendments in this ASU change the accounting model for revenue arrangements that include both tangible products and software elements.  The ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of ASU No. 2009-14 did not have a material impact on the Company’s financial statements.

The FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. This ASU affects all entities that are required to make disclosures about recurring and nonrecurring fair value measurements under FASB ASC Topic 820, originally issued as FASB Statement No. 157, Fair Value Measurements.  The ASU requires certain new disclosures and clarifies two existing disclosure requirements.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU No. 2010-06 did not have a material impact on the Company’s financial statements.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.”  The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period.  If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.  ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  The adoption of the new guidance did not have a material impact on the Bank’s financial statements.

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”  The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.  The adoption of the new guidance did not have a material impact on the Bank’s financial statements.

The Securities Exchange Commission (SEC) has issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting”, which requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings on a phased-in schedule.  Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010.  All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.

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

The Company measures and recognizes compensation expense for all stock-based payments at fair value. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Stock based compensation expense relating to stock option awards for the three months ended March 31, 2011 and 2010 was $21,396 and $18,456, respectively. These expenses were included in the selling, general and administrative lines of the Consolidated Statements of Operations. Unamortized stock compensation expense as of March 31, 2011 totaled approximately $63,061 and these costs will be expensed over a weighted average period of 2.3 years. There were no options granted during the three months ended March 31, 2011.   The following table summarizes stock option activity under the Stock Option Plans for the three months ended March 31, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	634,252	$2.37	3.59	$2,747,390
Granted	—	—	—	—
Exercised	3,000	4.45	—	10,050
Forfeited or expired	—	—	—	—
Outstanding at end of period	631,252	$2.36	3.32	$3,309,854
Exercisable at end of period	584,278	$2.02	2.91	$3,261,073
Nonvested at end of period	46,974	$6.56	8.45	$48,781

4.           Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock.

	Three Months Ended March 31,
	2011	2010

Net income	$301,577	$333,743
Shares used in calculation of income per share:
Basic	4,576,432	4,570,632
Effect of dilutive options	434,811	427,157
Diluted	5,011,243	4,997,789
Net income per share:
Basic	$0.07	$0.07
Diluted	$0.06	$0.07

5.           Comprehensive Income

The following table shows the computation of comprehensive income:

	Three Months Ended March 31,
	2011	2010
Net income	$301,577	$333,743
Other comprehensive income:
Foreign currency translation adjustments	6,086	39,210
Total comprehensive income	$307,663	$372,953

Other comprehensive income (loss) is primarily comprised of gains and losses on the translation of foreign currency denominated financial statements. Adjustments resulting from these translations are accumulated and reported as a component of other comprehensive income (loss) in stockholders’ equity section of the balance sheet.

6.           Subsequent Events

Subsequent events have been considered through the date when this Form 10-Q was filed.  Based on the evaluation, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the unaudited consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements made in this Quarterly Report on Form 10-Q, including without limitation this Management's Discussion and Analysis of Financial Condition and Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may sometimes be identified by such words as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. We believe that it is important to communicate our future expectations to investors. However, these forward-looking statements involve many risks and uncertainties including those identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors.  We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results.

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

We began fiscal year 2011 with a backlog of approximately $11,748,000 as compared to beginning fiscal year 2010 with a backlog of approximately $11,908,000.  We anticipate that we will continue to experience quarterly fluctuations in our sales and revenues in 2011.  Operating results will depend upon the product mix and upon the timing of project awards.

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

Critical Accounting Policies and Estimates

The Company's discussion and analysis of financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with generally accepted accounting principles as recognized in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, the valuation of inventory, and valuation of deferred tax assets and liabilities, useful lives of intangible assets, warranty obligations and accruals. We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For a complete description of accounting policies, see Note 2 to our financial statements included in the Company's Form 10-K for the year ended December 31, 2010. There were no significant changes in critical accounting estimates in the first quarter of 2011.

Results of Operations

 The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

	Three Months Ended March 31,
	2011	2010

Net sales and revenues	100.0%	100.0%
Cost of sales and revenues	62.1	61.0
Gross profit	37.9	39.0

Selling, general and administrative expenses	18.9	20.2
Research and Development expenses	9.7	8.5
Operating income	9.3	10.3
Interest and other income	0.4	0.3
Income before income taxes	9.7	10.6
Income taxes	3.5	3.8
Net income	6.2%	6.8%

Three months ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Net Sales and Revenues

Revenues for the first quarter ended March 31, 2011 were flat at $4,880,619 as compared to revenues of $4,899,840 in the first quarter of 2010.  Net sales and revenues are broken down between sales of standard products and sales of systems and services.  Standard products had a net sales and revenue decrease of 22% to $2,288,624 from $2,937,974 in 2010 due primarily to decreased shipments to federal agencies.  Net sales and revenues for systems and services increased 32% to $2,591,995 from $1,961,866 in 2010 due primarily to increased international project and systems sales.

Overall domestic revenues decreased 5% to $2,136,484 in the first quarter of 2011 versus $2,257,745 in 2010 while international revenues increased 4% to $2,744,333 in the first quarter of 2011 versus $2,642,095 in the same period in 2010.  Customer orders or bookings in the first quarter of 2011 decreased 19% to $3,479,122 as compared to $4,277,885 in the first quarter of 2010.

Cost of Sales and Revenues

Cost of sales as a percentage of revenues was 62% for the first quarter of 2011 as compared to 61% for the same period in 2010.   Standard product cost of sales was approximately 50% in the first quarter of 2011 as compared to 56% in 2010.  The decrease was primarily due to a change in the product mix.  Cost of sales for systems and services was 73% in the first quarter of 2011 as compared to 69% in the first quarter of 2010.  The increase was primarily due to higher project costs in the operation of our hydrological services division based in Florida.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $919,606 for the first quarter of 2011 from $989,957 for the same period in 2010. Selling, general and administrative expenses as a percentage of revenues decreased to 19% for the first quarter of 2011 from 20% for the same period in 2010.  The decrease was primarily due to lower audit fees and lower selling costs due to the reduction of a contract employee who provided systems sales assistance.

Research and Development Expenses

Research and development expenses increased to $474,568 for the first quarter of 2011 from $415,796 for the same period in 2010.  The increase was due to increased systems software development costs and increased product development costs.  We released our new 8310 Data Logger early in 2011 which is a replacement for the 8210 Data Logger.  We continue to focus on enhancements to SutronWIN which is a webhosting service for the hosting of customer data. We are also investing in other new products that we believe will improve our competitive position and expand our growth.

Interest and Other Income, Net

Due to our cash position, we did not use our line of credit during the first quarter of 2011.  We had interest income for the quarter ended March 31, 2011 of $18,125 as compared to interest income of $12,985 for the quarter ended March 31, 2010.

Income Taxes

Income tax expense for the quarter ended March 31, 2011 was $171,000 as compared to an income tax expense of $185,000 for the quarter ended March 31, 2010.  The provisions for income taxes represent an effective income tax rate of 36% in 2011 and 2010.

Liquidity and Capital Resources

Cash and cash equivalents were $9,048,976 at March 31, 2011 compared to $9,627,961 at December 31, 2010.  Working capital increased to $17,482,032 at March 31, 2011 compared with $17,086,621 at December 31, 2010.

Net cash used by operating activities was $376,127 for the quarter ended March 31, 2011 as compared to net cash provided by operating activities of $2,324,990 for the quarter ended March 31, 2010. The decrease was due to significant reductions in accounts payable and accrued expenses as well as an increase in accounts receivable.

Net cash used by investing activities was $226,313 for the quarter ended March 31, 2011 as compared to net cash used by investing activities of $649,574 for the quarter ended March 31, 2010.  The decrease is primarily due to a decrease in restricted cash.  Restricted cash reflects bid and performance bonds that are secured by the Company’s cash.

Net cash provided by financing activities was $17,370 for the quarter ended March 31, 2011 as compared to net cash used by financing activities of $0 for the quarter ended March 31, 2010.  Cash provided in 2011 was primarily due to proceeds from the exercise of an employee stock option.

We have a revolving credit facility of $3,000,000 with BB&T.  We are permitted to borrow based on accounts receivable and inventory according to pre-established criteria. The credit facility expires on August 5, 2011 and is secured by substantially all assets of the Company.  Borrowings bear interest at the bank’s prime rate.  During the first quarter of 2011, there were no borrowings on the line of credit.

We frequently bid on and enter into international contracts that require bid and performance bonds.  At March 31, 2011 and December 31, 2010, a commercial bank had issued standby letters of credit in the amount of $1,505,000 and $1,583,000 that served as either a bid or performance bond.  The amount available to borrow under the line of credit was reduced by this amount.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The Company’s exposure to market risk has not changed materially since December 31, 2010.

Item 4T.       Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2011, the end of the fiscal period covered by this report on Form 10-Q.  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Various legal claims can arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on our financial statements.  We were named in a compensation claim under the Indian Anti-Trust Law that was filed in 2005 before The Monopolies and Restrictive Trade Practices Commission (the “Commission”) in New Delhi, India.  The claim was dismissed by the Commission in March 2011.

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

Sutron Corporation (Registrant)

May 13, 2011 Date	By:	/s/ Raul S. McQuivey
Raul S. McQuivey
President and Chief Executive Officer (Principal Executive Officer)

May 13, 2011 Date	By:	/s/ Sidney C. Hooper
Sidney C. Hooper
Chief Financial Officer and Treasurer (Principal Accounting Officer)