Form 10-Q
period 2011-06-30
SUTRON CORP
filed 2011-08-15
CIK 728331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011
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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

There were 4,583,632 outstanding shares of the issuer's only class of common equity, Common Stock, $0.01 par value, on August 12, 2011.

SUTRON CORPORATION
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED JUNE 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUTRON CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30,	December 31,
	2011	2010

ASSETS
Current Assets:
Cash and cash equivalents	$9,220,705	$9,627,961
Restricted cash and cash equivalents	1,054,997	796,189
Accounts receivable, net	5,021,561	5,380,975
Inventory	3,811,212	3,758,702
Prepaid items and other assets	839,742	560,460
Deferred income taxes	529,000	477,000
Total Current Assets	20,477,217	20,601,287

Property and Equipment, Net	1,624,697	1,706,971
Other Assets
Goodwill	570,150	570,150
Other Assets	104,415	108,769
Total Assets	$22,776,479	$22,987,177

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$933,025	$1,119,684
Accrued payroll	188,986	490,197
Other accrued expenses	1,529,836	1,543,086
Billings in excess of costs and estimated earnings	319,007	361,699
Total Current Liabilities	2,970,854	3,514,666
Long-Term Liabilities
Deferred rent	1,164,842	1,234,385
Deferred income taxes	134,000	99,000
Total Long-term Liabilities	1,298,842	1,333,385
Total Liabilities	4,269,696	4,848,051
Stockholders’ Equity
Common stock, $.01 par value, 12,000,000 shares
authorized; 4,583,632 and 4,575,632 issued and outstanding	45,837	45,757
Additional paid-in capital	3,814,411	3,732,184
Retained earnings	14,690,082	14,409,877
Accumulated other comprehensive loss	(43,547)	(48,692)
Total Stockholders’ Equity	18,506,783	18,139,126
Total Liabilities and Stockholders’ Equity	$22,776,479	$22,987,177

See accompanying notes.

SUTRON CORPORTION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
	2011	2010

Net sales and revenues	$3,848,508	$5,472,936

Cost of sales and revenues	2,468,422	3,129,155

Gross profit	1,380,086	2,343,781

Operating expenses:
Selling, general and administrative expenses	929,092	933,777
Research and development expenses	524,208	502,956
Total operating expenses	1,453,300	1,436,733

Operating income (loss)	(73,214)	907,048

Financing income, net	24,842	14,690

Income (loss) before income taxes	(48,372)	921,738

Income tax expense (benefit)	(27,000)	335,000

Net income (loss)	$(21,372)	$586,738

Net income per share:

Basic income per share	$0.00	$0.13

Diluted income per share	$0.00	$0.12

See accompanying notes.

SUTRON CORPORTION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,
	2011	2010

Net sales and revenues	$8,729,127	$10,372,776

Cost of sales and revenues	5,500,416	6,117,484

Gross profit	3,228,711	4,255,292

Operating expenses:
Selling, general and administrative expenses	1,848,697	1,923,734
Research and development expenses	998,776	918,752
Total operating expenses	2,847,473	2,842,486

Operating income	381,238	1,412,806

Financing income, net	42,967	27,675

Income before income taxes	424,205	1,440,481

Income tax expense	144,000	520,000

Net income	$280,205	$920,481

Net income per share:

Basic income per share	$0.06	$0.20

Diluted income per share	$0.06	$0.18

See accompanying notes.

SUTRON CORPORTION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net income	$280,205	$920,481
Noncash items included in net income:
Depreciation and amortization	142,262	149,572
Deferred income taxes	(17,000)	(60,000)
Stock based compensation	45,529	38,383
(Gain) on disposal of property	(400)	—
Tax benefit from stock options exercised	(9,610)	(12,000)
Change in current assets and liabilities:
Accounts receivable	359,414	3,123,462
Inventory	(52,510)	(272,476)
Prepaid items and other assets	(279,282)	(501,518)
Income taxes receivable	-	70,695
Accounts payable	(186,659)	(212,144)
Accrued expenses	(314,461)	(719,094)
Billings in excess of costs and estimated earnings	(42,692)	374,428
Deferred rent	(69,543)	(69,542)
Net Cash (Used) Provided by Operating Activities	(144,747)	2,830,247

Cash Flows from Investing Activities:
Restricted cash and cash equivalents	(258,808)	(915,432)
Purchase of property and equipment	(59,988)	(51,725)
Other assets	4,354	—
Proceeds from the sale of property and equipment	400	—
Net Cash (Used) by Investing Activities	(314,042)	(967,157)

Cash Flows from Financing Activities:
Tax benefit from stock options exercised	10,788	12,000
Proceeds from stock options exercised	35,600	3,400
Net Cash Provided by Financing Activities	46,388	15,400

Effect of exchange rate changes on cash and cash equivalents	5,145	5,262
Net (decrease) increase in cash and cash equivalents	(407,256)	1,883,752
Cash and Cash Equivalents, beginning of period	9,627,961	4,666,983
Cash and Cash Equivalents, end of period	$9,220,705	$6,550,735

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

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.”  The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period.  If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.  ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  The adoption of the new guidance did not have a material impact on the Company’s financial statements.

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”  The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.  The adoption of the new guidance did not have a material impact on the Company’s financial statements.

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

In June 2011, the FASB issued ASU 2011-5 to amend guidance in the Accounting Standards Codification ("ASC") related to the Presentation of Comprehensive Income. This ASU will require the Company to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The amended guidance, which must be applied retroactively, is effective for interim and annual periods beginning the first day of our 2012 fiscal year, with earlier adoption permitted. This ASU impacts presentation only, it will have no effect on our financial condition, results of operations or cash flows.

In May 2011, the FASB issued ASU 2011-4 to amend the guidance in the ASC on Fair Value Measurements and Disclosures. This ASU is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. This guidance clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. The amendment is effective for interim and annual periods beginning the first day of our 2012 fiscal year. The Company is currently evaluating the impact, if any, of adopting this ASU to the Company’s financial condition, results of operations or cash flows.

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

The Company has granted stock options under the Stock Option Plans to key employees and directors for valuable services provided to the Company.  Under the 1996 Plan, the Company authorized 260,000 shares, 259,000 of which have been granted.   The Company authorized 60,000 shares under the 1997 Plan, all of which have been granted.  Under the 2002 Stock Option Plan, the Company authorized 650,000 shares, 622,166 of which have been granted.  The 1996, 1997 and 2002 Plans remain in effect until such time as no shares of Stock remain available for issuance under the Plans and the Company and Optionees have no further rights or obligations under the Plans.  Under the 2010 Equity Incentive Plan, the Company authorized 500,000 shares, none of which have been granted.  The ability to make awards under the 2010 Plan will terminate in May 2020.  Shares under all of the plans may be granted at not less than 100 percent of the fair market value at the grant date.  All options have a ten-year term from the date of grant.  Cancelled or expired options are able to be reissued.

The Company measures and recognizes compensation expense for all stock-based payments at fair value. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Stock based compensation expense relating to stock option awards for the six months ended June 30, 2011 and 2010 was $45,529 and $38,383, respectively. These expenses were included in the selling, general and administrative lines of the Consolidated Statements of Operations. Unamortized stock compensation expense as of June 30, 2011 totaled approximately $92,736 and these costs will be expensed over a weighted average period of 2.5 years. There were 10,833 options granted during the six months ended June 30, 2011.   The following table summarizes stock option activity under the Stock Option Plans for the six months ended June 30, 2011

	Six Months Ended June 30, 2011
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	634,252	$2.37	3.59	$2,747,390
Granted	10,833	7.12	—	—
Exercised	8,000	4.45	—	24,025
Forfeited or expired	—	—	—	—
Outstanding at end of period	637,085	$2.42	3.15	$2,783,290
Exercisable at end of period	589,736	$2.08	2.73	$2,776,570
Nonvested at end of period	47,349	$6.69	8.40	$6,720

4.      Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock.

	Three Months Ended June 30,
	2011	2010

Net income (loss)	$(21,372)	$586,738
Shares used in calculation of income per share:
Basic	4,579,951	4,573,243
Effect of dilutive options	—	420,500
Diluted	4,579,951	4,993,743
Net income per share:
Basic	$0.00	$0.13
Diluted	$0.00	$0.12

	Six Months Ended June 30,
	2011	2010

Net income	$280,205	$920,481
Shares used in calculation of income per share:
Basic	4,578,201	4,571,958
Effect of dilutive options	426,308	424,194
Diluted	5,004,509	4,996,152
Net income per share:
Basic	$0.06	$0.20
Diluted	$0.06	$0.18

5.     Comprehensive Income (Loss)

The following table shows the computation of comprehensive income (loss):

	Three Months Ended June 30,
	2011	2010
Net income (loss)	$(21,372)	$586,738
Other comprehensive income (loss):
Foreign currency translation adjustments	(941)	(33,948)
Total comprehensive income (loss)	$(22,313)	$552,790

	Six Months Ended June 30,
	2011	2010
Net income	$280,205	$920,481
Other comprehensive income:
Foreign currency translation adjustments	5,145	5,262
Total comprehensive income	$285,350	$925,743

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

We began fiscal year 2011 with a backlog of approximately $11,748,000 as compared to beginning fiscal year 2010 with a backlog of approximately $11,908,000.  The backlog of customer orders at June 30, 2011 was approximately $9,397,000 as compared to a backlog of approximately $16,595,000 at June 30, 2010. We anticipate that we will continue to experience quarterly fluctuations in our sales and revenues in 2011.  Operating results will depend upon the product mix and upon the timing of project awards.

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

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

	Three Months Ended June 30,
	2011	2010

Net sales and revenues	100.0%	100.0%
Cost of sales and revenues	64.1	57.2
Gross profit	35.9	42.8

Selling, general and administrative expenses	24.2	17.1
Research and Development expenses	13.6	9.2
Operating income (loss)	(1.9)	16.6
Interest and other income	0.6	0.3
Income (loss) before income taxes	(1.3)	16.8
Income taxes (benefit)	(0.7)	6.1
Net income (loss)	(0.6)%	10.7%

Three months ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Net Sales and Revenues

Revenues for the second quarter ended June 30, 2011 decreased 30% to $3,848,508 from $5,472,936 in 2010.  Net sales and revenues are broken down between sales of standard products and sales of systems and services.  Standard products had a net sales and revenue decrease of 47% to $1,798,705 from $3,387,206 in 2010 due primarily to decreased shipments of standard products to federal agencies.  The decrease is due to the accelerated purchases of equipment as a result of stimulus funding, totaling approximately $5,200,000, received in fiscal year 2009.   The equipment purchases were shipped in 2009 and 2010.  The equipment purchases would otherwise have been spread out over future years.   Net sales and revenues for systems and services decreased slightly to $2,049,803 in the second quarter of 2011 from $2,085,729 in 2010.

Overall domestic revenues decreased 50% to $1,898,335 in the second quarter of 2011 versus $3,818,978 in 2010 while international revenues increased 18% to $1,950,173 in the second quarter of 2011 versus $1,653,958 in the same period in 2010.  The decrease in domestic revenues was primarily due to reduced purchases by federal agencies.  The increase in international revenues was primarily due to increased international shipments.

Customer orders or bookings in the second quarter of 2011 decreased 73% to approximately $2,900,000 as compared to approximately $10,782,000 in the second quarter of 2010.  Several large project awards were received in the second quarter of 2010 while no similarly sized awards were received in the second quarter of 2011.

Cost of Sales and Revenues

Cost of sales as a percentage of revenues was 64% and 57%, respectively, for the second quarter of 2011 and 2010.   Standard product cost of sales was approximately 63% in the second quarter of 2011 as compared to 48% in 2010.  The increase in cost of sales is attributed to decreased sales volume that resulted in lower absorption of fixed manufacturing costs and changes in the mix of products sold.  Cost of sales for systems and services was 66% in the second quarter of 2011 as compared to 73% in the second quarter of 2010.  The decrease was primarily due to shipment of higher margin systems.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $929,092 for the second quarter of 2011 from $933,777 for the same period in 2010.   The slight decrease in selling, general and administrative expenses was primarily due to decreased printing expenses, legal fees and letter of credit fees in 2011 as compared to 2010.

Research and Development Expenses

Research and development expenses increased to $524,208 for the second quarter of 2011 from $502,956 for the same period in 2010.  The increase was due to increased engineering efforts on new product development.  Engineering time and resources are focused on the development of several new products to be released later in 2011.  We also continue making enhancements to SutronWIN which is a web service for the hosting of customer data as well as making enhancements to other existing products.

Interest and Other Income, Net

Due to our cash position, we did not use our line of credit during the second quarter of 2011.  We had interest income for the quarter ended June 30, 2011 of $24,842 as compared to net interest income of $14,690 for the quarter ended June 30, 2010.

Income Taxes

We received an income tax benefit of $27,000 for the quarter ended June 30, 2011 as compared to an income tax expense of $335,000 for the quarter ended June 30, 2010.  The income tax benefit in 2011 represents an effective tax benefit rate of 56% due to several tax credits.  The provision for income taxes in 2010 represents an effective income tax rate of 36%.

Six months ended June 30, 2011 Compared to Six Months Ended June 30, 2011

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

	Six Months Ended June 30,
	2011	2011

Net sales and revenues	100.0%	100.0%
Cost of sales and revenues	63.0	59.0
Gross profit	37.0	41.0

Selling, general and administrative expenses	21.2	18.5
Research and Development expenses	11.4	8.9
Operating income	4.4	13.6
Interest and other income	0.5	0.3
Income before income taxes	4.9	13.9
Income taxes (benefit)	1.6	5.0
Net income	3.3%	8.9%

Net Sales and Revenues

Revenues for the six months ended June 30, 2011 decreased 16% to $8,729,127 from $10,372,776 in 2010.  Net sales and revenues are broken down between sales of standard products and sales of systems and services.  Standard products had a net sales and revenue decrease in 2011 of 35% to $4,087,328 from $6,325,181 in 2010 primarily due to decreased sales to federal agencies.  The decrease is due to the accelerated purchases of equipment as a result of stimulus funding, totaling approximately $5,200,000, received in fiscal year 2009.   The equipment purchases were shipped in 2009 and 2010.  The equipment purchases would otherwise have been spread out over future years.   Net sales and revenues for systems and services increased 15% to $4,641,799 from $4,047,595 in 2010 primarily due to increased project activity.

Overall domestic revenues decreased 34% to $4,034,621 for the six months ended June 30, 2011 versus $6,076,023 in 2010 due to decreased shipments to federal agencies.  International revenues increased 9% to $4,694,506 for the six months ended June 30, 2011 versus $4,296,053 in 2010.

Customer orders or bookings for the six months ended June 30, 2011 were approximately $6,379,000 as compared to approximately $15,060,000 in 2010, a decrease of 58%.  Several large project awards were received in the six months ended June 30, 2010 while no similarly sized awards were received in the six months ended June 30, 2011.

Cost of Sales and Revenues

Cost of sales as a percentage of revenues was 63% and 59%, respectively, for the six months ended June 30, 2011 and 2010.   Standard product cost of sales as a percentage of standard product revenues was approximately 56% and 51%, respectively, for the six months ended June 30, 2011 and 2010.  Cost of sales for systems and services as a percentage of systems and services revenues was 69% for the six months ended June 30, 2011 as compared to 71% for the six months ended June 30, 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,848,697 in 2011 as compared to $1,923,734 in 2010, a decrease of $75,037 or 4%. Selling, general and administrative expenses as a percentage of revenues increased to 21% for the six months ended June 30, 2011 from 18% in 2010.  The decrease in expenses is primarily attributed to lower audit and letter of credit fees.

Research and Development Expenses

Research and development expenses increased to $998,776 for the six months ended June 30, 2011 from $918,752 in 2010, an increase of $80,024 or 9%.  The increase was due to increased engineering efforts on new product development.  Engineering time and recourses are focused on the development of several new products to be released later in 2011.  We also continue making enhancements to SutronWIN which is a web service for the hosting of customer data as well as making enhancements to other existing products.

Interest and Other Income, Net

Due to the Company's cash position, the Company did not use its line of credit during the six months ended June 30, 2011.  The Company had net interest income in 2011 of $42,967 as compared to net interest income of $27,675 in 2010.

Income Taxes

Income taxes decreased 72% in 2011 to $144,000 from $520,000 in 2010.  The provisions for income taxes represent an effective income tax rate of 34% in 2011 and 36% in 2010.

Liquidity and Capital Resources

Cash and cash equivalents were $9,220,705 at June 30, 2011 compared to $9,627,961 at December 31, 2010.  Working capital increased to $17,506,363 at June 30, 2011 compared with $17,086,621 at December 31, 2010.

Net cash used by operating activities was $144,747 for the six months ended June 30, 2011 as compared to net cash provided by operating activities of $2,830,247 for the six months ended June 30, 2010. The decrease was due to reductions in collections of accounts receivable and net income.

Net cash used by investing activities was $314,042 for the six months ended June 30, 2011 as compared to net cash used by investing activities of $967,157 for the six months ended June 30, 2010.  The decrease is primarily due to a decrease in restricted cash.  Restricted cash reflects bid and performance bonds that are secured by the Company’s cash.

Net cash provided by financing activities was $46,388 for the six months ended June 30, 2011 as compared to net cash provided by financing activities of $15,400 for the six months ended June 30, 2010.  The increase in cash provided in 2011 was primarily due to proceeds from exercises of employee stock options.

We had a revolving credit facility of $3,000,000 with BB&T.  The credit facility expired on August 5, 2011. We anticipate that the credit facility will be renewed in August 2011. We are permitted to borrow based on accounts receivable and inventory according to pre-established criteria. The credit facility is secured by substantially all assets of the Company.  Borrowings bear interest at the bank’s prime rate.  During the first six months of 2011, there were no borrowings on the line of credit.

We frequently bid on and enter into international contracts that require bid and performance bonds.  At June 30, 2011 and December 31, 2010, a commercial bank had issued standby letters of credit in the amount of $1,453,000 and $1,583,000 that served as either a bid or performance bond.  The amount available to borrow under the line of credit was reduced by this amount.

Management believes that its existing cash resources and cash flow from operations will provide adequate resources for supporting operations during fiscal 2011.  Although there can be no assurance that our revolving credit facility will be renewed, management believes that, if needed, it would be able to find alternative sources of funds on commercially acceptable terms.

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

Item 4T.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2011, the end of the fiscal period covered by this report on Form 10-Q.  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Various legal claims can arise from time to time in the normal course of business which, in the opinion of management, can have a material effect on our financial statements.  We were named in a compensation claim under the Indian Anti-Trust Law that was filed in 2005 before The Monopolies and Restrictive Trade Practices Commission (the “Commission”) in New Delhi, India.  The claim was dismissed by the Commission in March 2011.

Item 6. Exhibits

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification of the President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sutron Corporation (Registrant)

August 12, 2011 Date	By:	/s/ Raul S. McQuivey
Raul S. McQuivey
President and Chief Executive Officer (Principal Executive Officer)

August 12, 2011 Date	By:	/s/ Sidney C. Hooper
Sidney C. Hooper
Chief Financial Officer and Treasurer (Principal Accounting Officer)