Form 10-Q
period 2011-09-30
SUTRON CORP
filed 2011-11-14
CIK 728331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011
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

There were 4,673,632 outstanding shares of the issuer's only class of common equity, Common Stock, $0.01 par value, on November 11, 2011.

SUTRON CORPORATION
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUTRON CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30,	December 31,
	2011	2010

ASSETS
Current Assets:
Cash and cash equivalents	$9,211,321	$9,627,961
Restricted cash and cash equivalents	806,907	796,189
Accounts receivable, net	5,995,211	5,380,975
Inventory	3,878,876	3,758,702
Prepaid items and other assets	944,884	560,460
Deferred income taxes	535,000	477,000
Total Current Assets	21,372,199	20,601,287

Property and Equipment, Net	1,569,817	1,706,971
Other Assets
Goodwill	570,150	570,150
Other Assets	102,919	108,769
Total Assets	$23,615,085	$22,987,177

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,062,429	$1,119,684
Accrued payroll	99,550	490,197
Other accrued expenses	1,766,282	1,543,086
Billings in excess of costs and estimated earnings	205,387	361,699
Total Current Liabilities	3,133,648	3,514,666
Long-Term Liabilities
Deferred rent	1,130,071	1,234,385
Deferred income taxes	138,000	99,000
Total Long-term Liabilities	1,268,071	1,333,385
Total Liabilities	4,401,719	4,848,051
Stockholders’ Equity
Common stock, 12,000,000 shares authorized;
4,673,632 and 4,575,632 issued and outstanding	46,737	45,757
Additional paid-in capital	4,050,647	3,732,184
Retained earnings	15,231,082	14,409,877
Accumulated other comprehensive loss	(115,100)	(48,692)
Total Stockholders’ Equity	19,213,366	18,139,126
Total Liabilities and Stockholders’ Equity	$23,615,085	$22,987,177

See accompanying notes.

SUTRON CORPORTION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2011	2010

Net sales and revenues	$5,415,230	$5,833,904

Cost of sales and revenues	3,098,989	3,268,035

Gross profit	2,316,241	2,565,869

Operating expenses:
Selling, general and administrative expenses	982,893	912,216
Research and development expenses	506,618	495,784
Total operating expenses	1,489,511	1,408,000

Operating income	826,730	1,157,869

Financing income, net	21,270	19,426

Income before income taxes	848,000	1,177,295

Income tax expense	307,000	395,000

Net income	$541,000	$782,295

Net income per share:

Basic income per share	$0.12	$0.17

Diluted income per share	$0.11	$0.16

See accompanying notes.

SUTRON CORPORTION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,
	2011	2010

Net sales and revenues	$14,144,357	$16,206,680

Cost of sales and revenues	8,599,405	9,385,520

Gross profit	5,544,952	6,821,160

Operating expenses:
Selling, general and administrative expenses	2,831,590	2,835,950
Research and development expenses	1,505,394	1,414,536
Total operating expenses	4,336,984	4,250,486

Operating income	1,207,968	2,570,674

Financing income, net	64,237	47,101

Income before income taxes	1,272,205	2,617,775

Income tax expense	451,000	915,000

Net income	$821,205	$1,702,775

Net income per share:

Basic income per share	$0.18	$0.37

Diluted income per share	$0.17	$0.34

See accompanying notes.

SUTRON CORPORTION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net income	$821,205	$1,702,775
Noncash items included in net income:
Depreciation and amortization	213,394	224,343
Deferred income taxes	(19,000)	(94,000)
Stock based compensation	72,883	59,779
(Gain) loss on disposal of property	(1,900)	—
Tax benefit from stock options exercised	(161,460)	(12,000)
Change in current assets and liabilities:
Accounts receivable	(614,236)	3,777,332
Inventory	(120,174)	(735,095)
Prepaid items and other assets	(384,424)	(506,406)
Income taxes receivable	161,460	82,695
Accounts payable	(57,255)	402,665
Accrued expenses	(167,451)	(470,869)
Billings in excess of costs and estimated earnings	(156,312)	370,943
Deferred rent	(104,314)	(104,313)
Net Cash (Used) Provided by Operating Activities	(517,584)	4,697,849

Cash Flows from Investing Activities:
Restricted cash and cash equivalents	(10,718)	143,273
Purchase of property and equipment	(76,240)	(75,583)
Other assets	5,850	—
Proceeds from the sale of property and equipment	1,900	—
Net Cash (Used) Provided by Investing Activities	(79,208)	67,690

Cash Flows from Financing Activities:
Tax benefit from stock options exercised	161,460	12,000
Proceeds from stock options exercised	85,100	3,400
Net Cash Provided by Financing Activities	246,560	15,400

Effect of exchange rate changes on cash and cash equivalents	(66,408)	31,452
Net increase (decrease) in cash and cash equivalents	(416,640)	4,812,391
Cash and Cash Equivalents, beginning of year	9,627,961	4,666,983
Cash and Cash Equivalents, end of year	$9,211,321	$9,479,374

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

The Securities Exchange Commission (SEC) has issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting”, which requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings on a phased-in schedule.  Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after September 15, 2010.  All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after September 15, 2011.

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

In September, 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment (the revised standard).” The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing both public and nonpublic entities with the option of performing a “qualitative” assessment to determine whether further impairment testing is necessary. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt the revised standard even if its annual test date is before September 15, 2011 (the date on which the revised standard was issued), provided that the Company has not yet issued its financial statements for the period that includes its annual test date. The Company does not expect adoption of this ASU to have a material impact on the results of operations, financial position or cash flow.

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

The Company has granted stock options under the Stock Option Plans to key employees and directors for valuable services provided to the Company.  Under the 1996 Plan, the Company authorized 260,000 shares, 259,000 of which have been granted.   The Company authorized 60,000 shares under the 1997 Plan, all of which have been granted.  Under the 2002 Stock Option Plan, the Company authorized 650,000 shares, 629,892 of which have been granted.  The 1996, 1997 and 2002 Plans remain in effect until such time as no shares of Stock remain available for issuance under the Plans and the Company and Optionees have no further rights or obligations under the Plans.  Under the 2010 Equity Incentive Plan, the Company authorized 500,000 shares, none of which have been granted.  The ability to make awards under the 2010 Plan will terminate in May 2020.  Shares under all of the plans may be granted at not less than 100 percent of the fair market value at the grant date.  All options have a ten-year term from the date of grant.  Cancelled or expired options can be reissued.

The Company measures and recognizes compensation expense for all stock-based payments at fair value. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Stock based compensation expense relating to stock option awards for the nine months ended September 30, 2011 and 2010 was $72,883 and $59,779, respectively. These expenses were included in the selling, general and administrative lines of the Consolidated Statements of Operations. Unamortized stock compensation expense as of September 30, 2011 totaled approximately $95,359 and these costs will be expensed over a weighted average period of 2.4 years. There were 18,559 options granted during the nine months ended September 30, 2011.   The following table summarizes stock option activity under the Stock Option Plans for the nine months ended September 30, 2011

	Nine Months Ended September 30, 2011
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	634,252	$2.37	3.59	$2,747,390
Granted	18,559	7.12	—	—
Exercised	98,000	4.45	—	427,675
Forfeited or expired	—	—	—	—
Outstanding at end of period	554,811	$2.79	3.29	$1,490,311
Exercisable at end of period	500,794	$2.37	2.75	$1,490,311
Unvested at end of period	54,017	$6.67	8.36	$—

4.       Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock.

	Three Months Ended September 30,
	2011	2010

Net income	$541,000	$782,295
Shares used in calculation of income per share:
Basic	4,628,632	4,575,632
Effect of dilutive options	319,405	417,854
Diluted	4,948,037	4,993,486
Net income per share:
Basic	$0.12	$0.17
Diluted	$0.11	$0.16

	Nine Months Ended September 30,
	2011	2010

Net income	$821,205	$1,702,775
Shares used in calculation of income per share:
Basic	4,595,196	4,573,196
Effect of dilutive options	319,405	421,574
Diluted	4,914,601	4,994,770
Net income per share:
Basic	$0.18	$0.37
Diluted	$0.17	$0.34

5.       Comprehensive Income (Loss)

The following table shows the computation of comprehensive income (loss):

	Three Months Ended September 30,
	2011	2010
Net income	$541,000	$782,295
Other comprehensive income (loss):
Foreign currency translation adjustments	(941)	26,190
Total comprehensive income	$540,059	$808,485

	Nine Months Ended September 30,
	2011	2010
Net income	$821,205	$1,702,775
Other comprehensive income (loss):
Foreign currency translation adjustments	(66,408)	31,452
Total comprehensive income	$754,797	$1,734,227

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

We began fiscal year 2011 with a backlog of approximately $11,748,000 as compared to beginning fiscal year 2010 with a backlog of approximately $11,908,000.  The backlog of customer orders at September 30, 2011 was approximately $10,482,000 as compared to a backlog of approximately $14,509,000 at September 30, 2010. We anticipate that we will continue to experience quarterly fluctuations in our sales and revenues in 2011.  Operating results will depend upon the product mix and upon the timing of project awards and funding.

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

We are committed in our ongoing sales, marketing and research and development activities to sustain and grow our sales and revenues from our products and services.  We expect our sales and marketing, research and development and general and administrative expenses to increase moderately in 2011 as compared to 2010 due to planned spending on sales and marketing activities and on the development of new products and applications.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with generally accepted accounting principles as recognized in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, the valuation of inventory, and valuation of deferred tax assets and liabilities, useful lives of intangible assets, warranty obligations and accruals. We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For a complete description of accounting policies, see Note 2 to our financial statements included in the Company's Form 10-K for the year ended December 31, 2010. There were no significant changes in critical accounting estimates in the third quarter of 2011.

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

	Three Months Ended September 30,
	2011	2010

Net sales and revenues	100.0%	100.0%
Cost of sales and revenues	57.2	56.0
Gross profit	42.8	44.0

Selling, general and administrative expenses	18.1	15.6
Research and Development expenses	9.4	8.5
Operating income	15.3	19.9
Interest and other income	0.4	0.3
Income before income taxes	15.7	20.2
Income taxes (benefit)	5.7	6.8
Net income	10.0%	13.4%

Three months ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Net Sales and Revenues

Revenues for the third quarter ended September 30, 2011 decreased 7% to $5,415,230 from $5,833,904 in 2010.  Net sales and revenues are broken down between sales of standard products and sales of systems and services.  Standard products had a net sales and revenue decrease of 43% to $1,907,764 from $3,351,321 in 2010 due primarily to decreased shipments of standard products to federal agencies.  The decrease is due to the accelerated purchases of equipment as a result of stimulus funding, totaling approximately $5,200,000, received in fiscal year 2009.   The equipment purchases were shipped in 2009 and 2010.  The equipment purchases would otherwise have been spread out over future years.   Net sales and revenues for systems and services, however, increased 41% to $3,507,466 in the third quarter of 2011 from $2,482,584 in 2010 due to increased sales of systems and projects.

Overall domestic revenues decreased 35% to $2,669,381 in the third quarter of 2011 versus $4,104,959 in 2010 while international revenues increased 59% to $2,745,849 in the third quarter of 2011 versus $1,728,945 in the same period in 2010.  The decrease in domestic revenues was primarily due to reduced purchases by federal agencies.  The increase in international revenues was primarily due to increased sales of systems and projects.

Bookings in the third quarter of 2011 increased 19% to approximately $6,500,000 as compared to approximately $5,445,000 in the third quarter of 2010.

Cost of Sales and Revenues

Cost of sales as a percentage of revenues was 57% and 56%, respectively, for the third quarter of 2011 and 2010.   Standard product cost of sales was approximately 55% in the third quarter of 2011 as compared to 46% in 2010.  The increase in cost of sales is attributed to decreased sales volume that resulted in lower absorption of fixed manufacturing costs and changes in the mix of products sold.  Cost of sales for systems and services was 59% in the third quarter of 2011 as compared to 69% in the third quarter of 2010.  The decrease was primarily due to higher margin systems and projects sold in 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $982,893 for the third quarter of 2011 from $912,216 for the same period in 2010, an increase of $70,677 or 8%.   The increase in selling, general and administrative expenses was primarily due to increased selling and marketing costs in 2011 as compared to 2010.

Research and Development Expenses

Research and development expenses increased to $506,618 for the third quarter of 2011 from $495,784 for the same period in 2010.  The increase was due to increased engineering efforts on new product development.  Engineering time and resources are focused on the development of several new products that will be introduced in 2012.  We also continue making enhancements to SutronWIN that is a web service for the hosting of customer data as well as making enhancements to other existing products.

Interest and Other Income, Net

Due to our cash position, we did not use our line of credit during the third quarter of 2011.  We had interest and other income for the quarter ended September 30, 2011 of $21,270 as compared to interest and other income of $19,426 for the quarter ended September 30, 2010.

Income Taxes

Income tax expense for the quarter ended September 30, 2011 was $307,000 as compared to an income tax expense of $395,000 for the quarter ended September 30, 2010.  The provisions for income taxes represent an effective income tax rate of 36% in 2011 and an effective income tax rate of 34% in 2010.

Nine months ended September 30, 2011 Compared to Nine Months Ended September 30, 2011

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

	Nine Months Ended September 30,
	2011	2010

Net sales and revenues	100.0%	100.0%
Cost of sales and revenues	60.8	57.9
Gross profit	39.2	42.1

Selling, general and administrative expenses	20.0	17.5
Research and Development expenses	10.7	8.7
Operating income	8.5	15.9
Interest and other income	0.5	0.3
Income before income taxes	9.0	16.2
Income taxes (benefit)	3.2	5.7
Net income	5.8%	10.5%

Net Sales and Revenues

Revenues for the nine months ended September 30, 2011 decreased 13% to $14,144,357 from $16,206,680 in 2010.  Net sales and revenues are broken down between sales of standard products and sales of systems and services.  Standard products had a net sales and revenue decrease in 2011 of 38% to $5,995,092 from $9,676,501 in 2010, primarily due to decreased sales to federal agencies.  The decrease is due to the accelerated purchases of equipment as a result of stimulus funding, totaling approximately $5,200,000, received in fiscal year 2009.   The equipment purchases were shipped in 2009 and 2010.  The equipment purchases would otherwise have been spread out over future years.   Net sales and revenues for systems and services, however, increased 25% to $8,149,265 from $6,530,179 in 2010 primarily due to increased systems and project shipments.

Overall domestic revenues decreased 34% to $6,704,002 for the nine months ended September 30, 2011 versus $10,181,682 in 2010 due to decreased shipments to federal agencies.  International revenues increased 24% to $7,440,356 for the nine months ended September 30, 2011 versus $6,024,998 in 2010 due to increased systems and project shipments.

Bookings for the nine months ended September 30, 2011 were approximately $12,879,000 as compared to approximately $20,504,000 in 2010, a decrease of 37%.  Several large project awards were received in the nine months ended September 30, 2010 while no similarly sized awards were received in the nine months ended September 30, 2011.  However, customer bookings in the third quarter of 2011 exceeded the aggregate bookings for the first two quarters of the year.

Cost of Sales and Revenues

Cost of sales as a percentage of revenues was 61% and 58%, respectively, for the nine months ended September 30, 2011 and 2010.  Standard product cost of sales as a percentage of standard product revenues was approximately 55% and 50%, respectively, for the nine months ended September 30, 2011 and 2010 due to decreased sales volume that resulted in lower absorption of fixed manufacturing costs and changes in the mix of products sold.  Cost of sales for systems and services as a percentage of systems and services revenues was 65% for the nine months ended September 30, 2011 as compared to 70% for the nine months ended September 30, 2010.  The decrease was primarily due to higher margin systems and projects sold in 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,831,590 in 2011 as compared to $2,835,950 in 2010.  Selling, general and administrative expenses as a percentage of revenues increased to 20% for the nine months ended September 30, 2011 from 17% in 2010.  The increase in expenses is primarily attributed to higher sales and marketing expenses.

Research and Development Expenses

Research and development expenses increased to $1,505,394 for the nine months ended September 30, 2011 from $1,414,536 in 2010, an increase of $90,858 or 6%.  The increase was due to increased engineering efforts on new product development.  Engineering time and resources are focused on the development of several new products that will be introduced in 2012.  We also continue making enhancements to SutronWIN that is a web service for the hosting of customer data as well as making enhancements to other existing products.

Interest and Other Income, Net

Due to the Company's cash position, the Company did not use its line of credit during the nine months ended September 30, 2011.  The Company had net interest and other income in 2011 of $64,237 as compared to net interest and other income of $47,101 in 2010.

Income Taxes

Income taxes decreased 51% in 2011 to $451,000 from $915,000 in 2010.  The provisions for income taxes represent an effective income tax rate of 36% in 2011 and 35% in 2010.

Liquidity and Capital Resources

Cash and cash equivalents were $9,211,321 at September 30, 2011 compared to $9,627,961 at December 31, 2010.  Working capital increased to $18,238,551 at September 30, 2011 compared with $17,086,621 at December 31, 2010.

Net cash used by operating activities was $517,584 for the nine months ended September 30, 2011 as compared to net cash provided by operating activities of $4,697,847 for the nine months ended September 30, 2010. The decrease was due to reductions in collections of accounts receivable and net income.

Net cash used by investing activities was $79,208 for the nine months ended September 30, 2011 as compared to net cash provided by investing activities of $67,693 for the nine months ended September 30, 2010.  The decrease is primarily due to an increase in restricted cash.  Restricted cash reflects bid and performance bonds that are secured by the Company’s cash.

Net cash provided by financing activities was $246,560 for the nine months ended September 30, 2011 as compared to net cash provided by financing activities of $15,400 for the nine months ended September 30, 2010.  The increase in cash provided in 2011 was primarily due to proceeds and tax benefits from the exercises of stock options.

We have a new revolving credit facility of $3,000,000 with BB&T that expires on September 5, 2013.  We are permitted to borrow based on accounts receivable and inventory according to pre-established criteria. The credit facility is secured by substantially all the assets of the Company.  Borrowings bear interest at the bank’s prime rate.  During the first nine months of 2011, there were no borrowings on the lines of credit supplied by BB&T.

We frequently bid on and enter into international contracts that require bid and performance bonds.  At September 30, 2011 and December 31, 2010, a commercial bank had issued standby letters of credit in the amount of $1,004,013 and $1,583,000 that served as either a bid or performance bond.  The amount available to borrow under the line of credit was reduced by this amount.

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

Item 4T.      Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2011, the end of the fiscal period covered by this report on Form 10-Q.  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 6.         Exhibits

10.24	Loan Modification Agreement dated September 16, 2011 between Sutron Corporation and Branch Banking and Trust Company of Virginia, a North Carolina Banking Corporation.

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification of the President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sutron Corporation (Registrant)

November 11, 2011 Date	By:	/s/ Raul S. McQuivey
Raul S. McQuivey
President and Chief Executive Officer (Principal Executive Officer)

November 11, 2011 Date	By:	/s/ Sidney C. Hooper
Sidney C. Hooper
Chief Financial Officer and Treasurer (Principal Accounting Officer)