Form 10-K
period 2011-12-31
SUTRON CORP
filed 2012-03-28
CIK 728331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑ Yes  ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑ No  ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of $6.08 as reported by the NASDAQ Stock Market, Inc. for the Registrant’s Common Stock as of March 23, 2012, was $21,736,822.

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of March 28, 2012 was 4,704,632.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrants’ Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders, which will be filed within 120 days after the end of the year covered by this Form 10-K, are incorporated in Part III as set forth herein.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Form 10-K includes forward-looking statements regarding our expected future financial position, results of operations, cash flows, financing plans, business strategy, products and services, competitive positions, growth opportunities, plans and objectives of management for future operations.  Statements that include words such as "anticipate," "if," "believe," "plan," "estimate," "expect," "intend,” “may,” “should” and other similar expressions are forward-looking statements.  All forward-looking statements involve risks, uncertainties and contingencies which may cause actual results, performance, or achievements to differ materially from anticipated results, performance, or achievements.  Factors that may cause actual results to differ materially from those in the forward-looking statements include those discussed under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. All forward-looking statements speak only to events as of the date on which the statements are made. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date on which the statement is made.

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

We design, manufacture, market and sell products and systems that enable government and commercial entities to monitor and collect hydrological, meteorological and oceanic data for the management of critical water resources, for early warning of potentially disastrous floods, storms or tsunamis and for the optimization of hydropower plants.  We provide real-time data collection and control products consisting primarily of dataloggers, satellite transmitters/loggers, water level and meteorological sensors and tides monitoring systems.  We provide turnkey integrated systems for hydrological, meteorological and oceanic and related services consisting of installation, training and maintenance of hydrological and meteorological networks.  Our customers include a diversified base of federal, state, local and foreign governments, engineering firms, universities and hydropower companies.

We operate principally in two industry segments:  standard products (hydrological, meteorological and oceanic monitoring and control products) which are sold off-the-shelf and systems (hydrological, meteorological and oceanic monitoring systems that are comprised of standard products and non-standard items as required by the system specification also including software) and services including installation, training, and maintenance of systems. Our Hydromet Products Division is responsible for the manufacturing of all standard products.  We have various profit centers consisting of Integrated Systems Division, Hydrological Services Division, Ilex Division and Sutron India operations that provide our systems and services.

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

Xpert and XLite Dataloggers

The Xpert Datalogger/controller is our fourth generation datalogger.  The Xpert is environmentally hardened and capable of operating from -40 C to +60 C.  First released in 2001, the product was updated in 2007 with a new processor.  The product is supported by adding new features needed to meet the growing demands of customers.

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

The SatLink2 is a high data rate satellite transmitter/logger that transmits at 100, 300 and 1200 baud, incorporates GPS and functions as a logger. SatLink2’s innovative design includes everything needed to collect high quality data, without costly options. Our standard unit includes a built-in logger, SDI-12 interface, dedicated tipping bucket input, 4 analog inputs and a powerful mathematical equation editor.  In October 2010, Sutron certified its new V2 version of the Satlink2.  The V2 version meets the latest specifications being adopted by the National Environmental Satellite, Data and Information Services (NESDIS).   Starting sometime in 2012, all users of the Geostationary Operational Environmental Satellite (GOES) satellite will have a 10 year period to upgrade all their transmitters to comply with the V2 specifications.  Along with supporting V2 specifications, Sutron added important new hardware and software features to Satlink2.  The SatLink2 transmitter operates on the GOES system.  NESDIS operates two U.S. Government environmental satellites on this system.

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

The Integrated Systems Division provides system integration services consisting of the design, integration, installation and commissioning of customer-specific hydrological and meteorological monitoring and control systems.  We became an Iridium Value Added Reseller in 2010 in order to provide another communications option to our customers.  We believe that Iridium will be a more significant part of our future especially for systems being located in highly remote areas.  Systems include software applications based on our XConnect database software and our Ilex Tempest database software.  Our database software capability allows us to provide turnkey hydrological and meteorological systems to a variety of users.  Projects may range in size from one station to hundreds of stations.  Projects usually require design, equipment integration, software application development, installation, training and commissioning.  Projects can range in duration from several days to several years depending on the scope and complexity of the system.

Automatic Weather Observation Systems (AWOS) are integrated and installed by the Integrated Services Division.  Typically, an AWOS includes a sensor suite to measure wind direction and speed, temperature, relative humidity, precipitation, and barometric pressure as well as cloud height and horizontal visibility/runway visibility.  Sensors are connected to an Xpert datalogger, which processes the data, stores it in a relational database and transmits real-time weather parameters to all designated users, regardless of location.  The system produces weather reports for aviation and meteorological use, virtually automatically and without need of human intervention.

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

Sutron India Operations consist of a Branch Office that was established early in 2004 in order to comply with India tax law.  In February 2005, we established Sutron HydroMet Systems Private Limited, a wholly owned subsidiary, in order to bid on National tenders.  Our India Operations procures local goods for projects, performs systems integration, civil works construction, installation, commissioning and equipment maintenance.  Our India Operations maintains over 260 remote automatic real-time hydromet monitoring stations in India under contracts with the Central Water Commission (CWC) and with the India Meteorological Department (IMD).

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

Customers

During 2011, approximately 29% of our products and services were sold to the United StatesFederal Government.  Net sales and revenues in 2011 among the various agencies were as follows: Department of the Interior, 15%; Department of Commerce, 3%; Department of Defense, 4% and Other Federal Agencies, 7%.  Revenues from the Department of the Interior were derived from sales to the U.S. Geological Survey and the Bureau of Reclamation.  Revenues from the Department of Defense were primarily from the U.S. Army Corps of Engineers.  Revenues from the Department of Commerce were from sales of tides systems and spares to NOS and the National Data Buoy Center.  The loss of any significant portion of our sales to any major customer, the loss of a single major customer or budgetary constraints of any one of our major customers could have a material adverse effect on our business and financial results.  We also performed on various contracts of foreign origin.  Revenues from foreign customers amounted to approximately 53% of revenues in 2011, 39% of revenues in 2010 and 48% of revenues in 2009.

Research and Development

During the years ended December 31, 2011, 2010 and 2009, we incurred expenses of $1,993,183, $1,887,318 and $1,635,161, respectively, on activities relating to the development of new products and enhancements and improvements of existing products.  In 2011, we spent significant development efforts on IridiumLink and GPRSLink.  These are integrated logger/telemetry products that provide low cost, two-way communication.   Significant efforts were spent on the 7310 and 8310 dataloggers which are lower cost dataloggers.  In 2011, we spent significant efforts in the continued development of SUTRONWIN which provides a complete system software package including webhosting, real-time data storage for one year, data analysis and complete data management. Significant enhancements were also made to the Constant Flow Bubbler and Total Precipitation Gauge.

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

We received an ISO 9001 certification on March 12, 1999 and an ISO 9001:2000 certification on August 13, 2003.  We continued to be certified during fiscal year 2011.

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

Foreign Operations

We opened a branch office in New Delhi, India in December 2004.  We formed a wholly owned subsidiary in India in February 2005 in order to bid on domestic India tenders. Our India Operations performs systems integration, civil works construction, systems installation and commissioning and maintenance services.  We are maintaining over 260 remote automatic real-time hydromet monitoring stations and three Digital Direct Read-out Ground Stations under contracts with the CWC and the IMD.

Employees

As of December 31, 2011, we and our wholly owned subsidiary had a total of 89 employees, of which 87 were full time.  We also from time to time employ part-time employees and hire independent contractors.  Our employees are not represented by any collective bargaining agreement and we have never experienced a work stoppage.  We believe that our employee relations are good.

Backlog

At December 31, 2011, our backlog was approximately $9,599,000 as compared with approximately $11,748,000 at December 31, 2010.  We anticipate that 85% of our 2011 year-end backlog will convert to revenue in 2012.  An economic downturn may result in increased cancellation of orders, which could have a material adverse effect on our ability to convert our backlog into revenues.  Other factors that may result in a cancellation of orders include changes, delays or cancellation of government programs, political and economic business events and trade restrictions.

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

Our dependence on government business could adversely affect our operating results

Contracts and purchase orders with agencies of the United States government and various state and local governments represented approximately 34% of our revenues in fiscal year 2011.  The success of our business is therefore materially dependent on governmental agencies. Companies engaged in government business are subject to certain unique risks not shared by the general commercial sector. Among these risks are:

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

Our dependence on international sales involves significant risk

Sales and services to customers outside the United States accounted for approximately 53%, 39% and 48% of our revenue for fiscal 2011, 2010 and 2009, respectively.  We expect that our non-U.S. sales and services will continue to grow and account for a higher percentage of overall future revenues.  International business operations may be adversely affected by many factors, including fluctuations in exchange rates, imposition of government controls, trade restrictions, political, economic and business events and social and cultural differences.

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

We do not rely on patents to protect our products or technology

We do not rely on patent protection for our products or technology.  Competitors may develop technologies similar to or more advanced than ours.  We treat our products, real-time networks, technology and software as proprietary and rely on trade secret laws and internal non-disclosure safeguards rather than making our designs and processes generally available to the public by applying for patents.  We cannot assure that our current or future products will not be copied or will not infringe on the patents of others.  Moreover, the cost of litigation of any claim or damages resulting from infringement of patents or other intellectual property could adversely affect our business, financial condition and results of operations.

We may incur losses due to foreign currency fluctuations

Portions of our revenue are denominated in India rupees.  Consequently, a portion of our costs, revenue and operating margins may be affected by fluctuations in exchange rates, primarily between the U.S. dollar and the India rupee.  We recognized foreign currency gains of approximately $36,000, $37,000 and $50,000 in 2011, 2010 and 2009 due to intercompany payables owed to us by our India entities.  Fluctuations between the U.S. dollar and the India rupee may have a material adverse effect on our financial results.

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

We are highly dependent on key personnel

Our success has depended, and to a large extent will depend, on the continued services our key senior executives, and engineering, marketing, sales, production and other personnel.  We do not have an employment agreement with any of our key personnel.  The loss of these key personnel, who would be difficult to replace, could harm our business and operating results.  Competition for management in our industry is intense and we may be unsuccessful in attracting and retaining the executive management and other key personnel that we require.

Item 1B – Unresolved Staff Comments

Not applicable

Item 2 - Properties

Our corporate headquarters are located at 22400 Davis Drive, Sterling, Virginia.  We lease this 31,190 square foot facility.  It contains our administrative and sales and marketing offices and our manufacturing facilities.  The lease expires on May 31, 2019.

We lease 2,850 square feet of office and warehouse space in West Palm Beach, Florida. The lease expires in December 2012. The Hydrological Services division occupies this space which consists of both office and warehouse space. We lease office space and furniture in New Delhi, India.  The leases were extended until September 2012.  Our wholly owned subsidiary uses this space for their offices.

We believe that our facilities are adequate for our present needs and that our properties are in good condition, well maintained and adequately insured.

Item 3 - Legal Proceedings

Various legal claims can arise from time to time in the normal course of business that, in the opinion of management, can have a material effect on our financial statements.  We were named in a compensation claim under the Indian Anti-Trust Law that was filed in 2005 before The Monopolies and Restrictive Trade Practices Commission (the “Commission”) in New Delhi, India.  That claim was dismissed by the Commission in March 2011.

Item 4 – Mine Safety Disclosures

Not applicable

PART II

Item 5 -	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock trades on the Nasdaq Capital Market (formerly the Nasdaq SmallCap Market) under the symbol “STRN”.  On March 29, 2012, there were approximately 1,325 stockholders of record. The table below sets forth the high and low sales prices for the periods shown.

Fiscal year ended December 31, 2010	High	Low
First Quarter	$7.49	$6.32
Second Quarter	$8.20	$6.18
Third Quarter	$7.20	$5.84
Fourth Quarter	$7.18	$6.24

Fiscal year ended December 31, 2011	High	Low
First Quarter	$8.50	$6.43
Second Quarter	$7.94	$6.50
Third Quarter	$6.97	$4.49
Fourth Quarter	$5.58	$4.30

We have never declared or paid a dividend on our common stock.

The Company has established equity compensation plans to attract, motivate and reward good performance of employees, officers and directors. Currently, there are three stock option plans under which options and other equity incentives can be issued: the 1996 and 2002 Amended and Restated Stock Plans that were not approved by stockholders and the 2010 Equity Incentive Plan that was approved by stockholders.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	500,000
Equity compensation plans not approved by security holders	492,978	$2.61	51,941
Total	492,978	$2.61	551,941

Item 6 – Selected Financial Data

The following table sets forth consolidated financial data with respect to Sutron Corporation for the five-year period ended December 31, 2011.  The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K.

	(In thousands, except earnings per share data) Years Ended December 31,
	2011	2010	2009	2008	2007
Income Statement Data
Revenues	$20,222	$22,975	$20,851	$15,941	$18,868
Operating income	2,129	4,417	3,333	719	2,797
Net Income	1,521	2,987	2,229	499	1,856
Basic earnings per share	.33	.65	.49	.11	.41
Diluted earnings per share	.31	.60	.45	.10	.37
Shares used in computing basic per share data	4,620	4,573	4,571	4,550	4,513
Shares used in computing diluted per share data	4,921	4,995	4,975	5,052	4,982

Balance Sheet Data
Cash	$9,498	$9,505	$4,791	$3,605	$4,582
Working capital	18,973	17,086	13,931	11,654	11,364
Total assets	24,083	22,987	19,528	14,958	14,337
Long-term debt, including current portion	—	—	—	3	40
Stockholders' equity	19,975	18,139	15,031	12,633	11,956
Cash dividends declared	—	—	—	—	—

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

Background and Overview

Our primary focus is to provide real-time systems solutions, including equipment and software, and services to our customers in the areas of hydrological, meteorological and oceanic monitoring.  We design, manufacture, market and sell these products and services to a diversified customer base consisting of federal, state, local and foreign governments, engineering firms, universities and hydropower companies.  Our products, systems and services enable these entities to monitor and collect hydrological, meteorological and oceanic data for the management of critical water resources, for early warning of potentially disastrous floods, storms or tsunamis, for the optimization of hydropower plants and for providing real-time weather conditions at airports.

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

We are beginning fiscal year 2012 with a backlog of approximately $9,599,000 as compared to beginning fiscal year 2011 with a backlog of approximately $11,748,000.  We estimate that approximately 85% of our December 31, 2011 backlog will convert to revenue in 2012.  We anticipate that we will continue to experience significant quarterly fluctuations in our sales and revenues in 2012.  Operating results will depend upon the product mix and upon the timing and execution of project awards.

International sales, which totaled 53% of revenues for 2011, are a significant portion of our revenues.  We believe that international revenues will grow as a percentage of our total business as we plan to develop stronger international partnerships and expand our international sales opportunities. International sales are however difficult to forecast because they are frequently delayed due to the different governmental procurement and approval processes. Our domestic business is highly dependent upon government business.  Contracts and purchase orders with Federal, state and local government agencies represented approximately 34% of our 2011 revenues.

We are committed in our ongoing sales, marketing and research and development activities to sustain and grow our sales and revenues from our products and services.  We expect our sales and marketing, research and development and general and administrative expenses to increase moderately in 2012 as compared to 2011 due to planned spending on sales and marketing activities and on the development of new products and applications.

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

Warranty Obligations – We warranty our products for up to two years and warranty costs are based upon management’s best estimate of the amounts necessary to settle future and existing claims on equipment sold as of the balance sheet date.  Factors considered include actual past experience of product returns and the related estimated cost of labor and material to make the necessary repairs as well as technological advances and enhanced design and manufacturing processes. If actual future product return rates or the actual costs of material and labor differ from the estimates, adjustments to the accrued warranty liability are made.

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

Results of Operations

The following table sets forth, for the periods presented, certain income statement data of the Company expressed as a percentage of revenues:

	Years ended December 31,
	2011	2010	2009
Net sales and revenues	100%	100%	100%
Cost of sales and revenues	61.0	56.1	58.1
Gross profit	39.0	43.9	41.9
Selling, general and administrative expenses	18.6	16.5	18.0
Research and Development expenses	9.9	8.2	7.9
Operating income	10.5	19.2	16.0
Interest income	.5	.2	1.0
Income before income taxes	11.0	19.4	17.0
Income taxes	3.5	6.4	6.3
Net income	7.5%	13.0%	10.7%

Fiscal 2011 Compared to Fiscal 2010

Net Sales and Revenues

Revenues for the year ended December 31, 2011 decreased 12% to $20,222,369 from $22,975,600 in 2010.  Net sales and revenues are broken down between sales of standard products and sales of systems and services.  Standard products had a net sales and revenue decrease of 30% to $9,022,856 in 2011 from $12,944,313 in 2010.  The decrease is due to the accelerated purchases of equipment as a result of stimulus funding, totaling approximately $5,200,000, received in fiscal year 2009.   The equipment purchases were shipped in 2009 and 2010.  The equipment purchases would otherwise have been spread out over future years.  Net sales and revenues for systems and services increased 12% to $11,199,513 from $10,031,288 in 2010 primarily due to increased system sales.

Overall domestic revenues decreased 32% to $9,589,549 in 2011 versus $14,112,382 in 2010 while international revenues increased 20% to $10,632,820 in 2011 versus $8,863,218 in 2010.  The Department of the Interior, the principal agencies being the US Geological Survey and the Bureau of Reclamation, was our largest customer accounting for 15% and 24% of total revenues in years 2011 and 2010, respectively.  Federal government revenues were 29% and 36% of revenues in 2011 and 2010.

Cost of Sales and Revenues

Cost of sales as a percentage of revenues increased to 61% for 2011 compared to 56% for 2010. Cost of sales for standard products was approximately 54% in 2011 as compared to 46% in 2010.  The increase in the cost of sales of standard products was primarily due to higher absorption of fixed production costs.  Cost of sales for systems and services was 67% in 2011 as compared to 68% in 2010.  Cost of sales for both 2011 and 2010 include provisions for inventory obsolescence, physical inventory adjustments, inventory valuation adjustments and warranty provision adjustments.  We continually pursue product cost reductions through continual review of procurement sourcing based on quality and cost goals, product value engineering and improvements in manufacturing processes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3,773,942 in 2011 as compared to $3,790,760 in 2010.  Selling, general and administrative expenses as a percentage of revenues increased to 19% in 2011 from 17% in 2010 due to the decreased sales volume in 2011 as compared to 2010.

Product Research and Development Expenses

Product research and development expenses increased to $1,993,183 in 2011 from $1,887,318 in 2010, a 6% increase.  Product research and development expenses as a percentage of revenues were 10% in 2011 as compared to 8% in 2010.  Expenses increased in 2011 as compared to 2010 due to our increased development efforts on new products including the Iridium Link and Cell Link products, SUTRONWIN, 7310 Data Logger and the 8310 Data Logger.  We also expended resources on making significant enhancements to the Constant Flow Bubbler and Total Precipitation Gauge.

Interest and Other Income, Net

Net interest and other income increased to $101,515 in 2011 as compared to $50,534 in 2010.

Income Taxes

Income tax expense for 2011 was $710,000 compared to $1,480,000 for 2010.  The provision for income taxes for 2011 represents an effective tax rate of approximately 32% compared with 33% for 2010.

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

Liquidity and Capital Resources

Cash and cash equivalents were $8,737,543 at December 31, 2011 compared to $8,708,831 at December 31, 2010.  Working capital increased to $19 million at December 31, 2011 compared with $17 million at December 31, 2010.

Net cash used by operating activities was $136,355 for the year ended December 31, 2011.  Net cash provided by operating activities was $4,765,906 for the year ended December 31, 2010.  Net cash provided by operating activities was $1,590,116 for the year ended December 31, 2009.  Net cash used in 2011 was primarily due to a significant increase in accounts receivables.  Net cash provided in 2010 was primarily due to a decrease in accounts receivable.  Net cash provided in 2009 was due to a significant increase in income taxes receivable.

Net cash used by investing activities was $46,834 for the year ended December 31, 2011.  Net cash provided by investing activities was $144,914 for the year ended December 31, 2010.  Net cash used by investing activities was $685,609 for the year ended December 31, 2009.  Net cash used in 2011 was primarily for purchases of property and equipment.  Net cash provided in 2010 was primarily due to a decrease in restricted cash.  Net cash used in 2009 in 2009 resulted primarily from the purchase of property and equipment and an increase in restricted cash.

Net cash provided by financing activities was $339,718 for the year ended December 31, 2011 due to proceeds from the exercise of employee stock options and tax benefits relating to tax deductible employee compensation associated with the exercise of non-qualified stock options.  Net cash provided by financing activities was $15,400 for the year ended December 31, 2010 due payments to proceeds from the exercise of an employee stock option and tax benefits relating to tax deductible employee compensation associated with the exercise of non-qualified stock options.  Net cash used by financing activities was $2,765 for the year ended December 31, 2009 due payments on notes payable.

We have a revolving credit facility of $3,000,000 with Branch Banking and Trust (BB&T).  We are permitted to borrow based on accounts receivable and inventory according to pre-established criteria. The credit facility expires on September 5, 2013 and is secured by substantially all assets of the Company.  Borrowings bear interest at the bank’s prime rate.  During 2011, there was no borrowing on the line of credit. We frequently bid on and enter into contracts that require bid and performance bonds.  At December 31, 2011 and 2010, BB&T had issued standby letters of credit in the amount of $898,013 and $1,583,000 that served as either bid or performance bonds.  The amount available to borrow under the line of credit was reduced by these amounts.

Management believes that its existing cash resources, cash flow from operations and short-term borrowings on the existing credit line will provide adequate resources for supporting operations during fiscal 2012.  Management also plans to use our cash in 2012 to make one or more strategic acquisitions that will complement our business and add to our growth.

Item 7A – Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Rate Risk

Although the majority of our sales, costs of sales and selling costs are transacted in U.S. dollars, a portion of our revenue is denominated in India rupees.  Consequently, a portion of our revenues, costs and operating margins may be affected by fluctuations in exchange rates between the U.S. dollar and the India rupee.  We recognized foreign currency gains of approximately $36,000, $37,000 and $50,000 in 2011, 2010 and 2009 due to payables owed to us by our India entities.  Fluctuations between the U.S. dollar and the India rupee may have a material adverse effect on our financial results.

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
Sterling, Virginia

We have audited the accompanying consolidated balance sheets of Sutron Corporation and Subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years ended December 31, 2011.  These financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sutron Corporation and Subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years then ended in conformity with U.S. generally accepted accounting principles.

Winchester, Virginia
March 28, 2012

SUTRON CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$8,737,543	$8,708,831
Restricted cash and cash equivalents	760,037	796,189
Certificates of deposit	924,294	919,130
Accounts receivable, net	6,754,434	5,380,975
Inventory	3,520,530	3,758,702
Prepaid items and other assets	322,369	560,460
Income taxes receivable	383,943	—
Deferred income taxes	481,000	477,000
Total Current Assets	21,884,150	20,601,287

Property and Equipment, Net	1,524,880	1,706,971
Other Assets
Goodwill	570,150	570,150
Other Assets	103,591	108,769
Total Assets	$24,082,771	$22,987,177

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$799,007	$1,119,684
Accrued payroll	337,563	490,197
Other accrued expenses	1,573,409	1,543,086
Billings in excess of costs and estimated earnings	201,015	361,699
Total Current Liabilities	2,910,994	3,514,666
Long-Term Liabilities
Deferred rent	1,127,860	1,234,385
Deferred income taxes	69,000	99,000
Total Long-term Liabilities	1,196,860	1,333,385
Total Liabilities	4,107,854	4,848,051
Stockholders’ Equity
Common stock, 12,000,000 shares authorized;
4,704,632 and 4,575,632 issued and outstanding	47,047	45,757
Additional paid-in capital	4,173,828	3,732,184
Retained earnings	15,930,551	14,409,877
Accumulated other comprehensive loss	(176,509)	(48,692)
Total Stockholders’ Equity	19,974,917	18,139,126
Total Liabilities and Stockholders’ Equity	$24,082,771	$22,987,177

See accompanying notes to consolidated financial statements.

SUTRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2011	2010	2009

Net sales and revenues	$20,222,369	$22,975,600	$20,851,144

Cost of sales and revenues	12,326,085	12,880,664	12,120,975

Gross profit	7,896,284	10,094,936	8,730,169

Operating expenses:
Selling, general and administrative expenses	3,773,942	3,790,760	3,762,291
Research and development expenses	1,993,183	1,887,318	1,635,161
Total operating expenses	5,767,125	5,678,078	5,397,452

Operating income	2,129,159	4,416,858	3,332,717

Financing income, net	101,515	50,534	214,884

Income before income taxes	2,230,674	4,467,392	3,547,601

Income tax expense	710,000	1,480,000	1,319,000

Net income	$1,520,674	$2,987,392	$2,228,601

Net income per share:

Basic income per share	$0.33	$0.65	$0.49

Diluted income per share	$0.31	$0.60	$0.45

See accompanying notes to consolidated financial statements.

SUTRON CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

					Accumulated
		Stock	Additional		Other
	Common Shares	Par Value	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Total

Balances, December 31, 2008	4,570,632	$45,707	$3,502,996	$9,193,884	$(109,469)	$12,633,118
Net income	—	—	—	2,228,601	—	2,228,601
Cumulative translation adjustment	—	—	—	—	36,230	36,230
Total comprehensive income						2,264,831
Stock based compensation	—	—	132,663	—	—	132,663
Balances, December 31, 2009	4,570,632	45,707	3,635,659	11,422,485	(73,239)	15,030,612
Net income	—	—	—	2,987,392	—	2,987,392
Cumulative translation adjustment	—	—	—	—	24,547	24,547
Total comprehensive income						3,011,939
Stock based compensation	—	—	81,175	—	—	81,175
Stock options exercised	5,000	50	15,350	—	—	15,400
Balances, December 31, 2010	4,575,632	45,757	3,732,184	14,409,877	(48,692)	18,139,126
Net income	—	—	—	1,520,674	—	1,520,674
Cumulative translation adjustment	—	—	—	—	(127,817)	(127,817)
Total comprehensive income						1,392,857
Stock based compensation	—	—	103,216	—	—	103,216
Stock options exercised	129,000	1,290	338,428	—	—	339,718
Balances, December 31, 2011	4,704,632	$47,047	$4,173,828	$15,930,551	$(176,509)	$19,974,917

See accompanying notes to consolidated financial statements.

SUTRON CORPORTION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities:
Net income	$1,520,674	$2,987,392	$2,228,601
Noncash items included in net income:
Depreciation and amortization	267,741	277,868	247,311
Deferred income taxes	(34,000)	(114,000)	65,000
Stock based compensation	103,216	81,175	132,663
(Gain) loss on disposal of property	(2,650)	—	13,412
Tax benefit from stock options exercised	(211,638)	(12,000)	—
Change in current assets and liabilities:
Accounts receivable	(1,373,459)	2,087,352	(3,595,800)
Inventory	238,172	(669,920)	743,006
Prepaid items and other assets	238,091	(354,122)	96,295
Income taxes receivable	(172,305)	82,695	964,180
Accounts payable	(320,677)	55,259	(136,296)
Accrued expenses	(122,311)	83,299	1,026,535
Billings in excess of costs and estimated earnings	(160,684)	361,699	(139,117)
Deferred rent	(106,525)	(100,791)	(55,674)
Net Cash Provided (Used) by Operating Activities	(136,355)	4,765,906	1,590,116

Cash Flows from Investing Activities:
Restricted cash and cash equivalents	36,152	236,328	(247,597)
Purchase of property and equipment	(85,650)	(99,963)	(386,419)
Certificates of deposit	(5,164)	(10,211)	(23,536)
Other assets	5,178	18,760	(32,472)
Proceeds from the sale of property and equipment	2,650	—	4,415
Net Cash Provided (Used) by Investing Activities	(46,834)	144,914	(685,609)

Cash Flows from Financing Activities:
Payments on notes payable	—	—	(2,765)
Tax benefit from stock options exercised	211,638	12,000	—
Proceeds from stock options exercised	128,080	3,400	—
Net Cash Provided (Used) by Financing Activities	339,718	15,400	(2,765)

Effect of exchange rate changes on cash and cash equivalents	(127,817)	24,547	36,230
Net increase in cash and cash equivalents	28,712	4,950,767	937,972
Cash and Cash Equivalents, beginning of year	8,708,831	3,758,064	2,820,092
Cash and Cash Equivalents, end of year	$8,737,543	$8,708,831	$3,758,064

See accompanying notes to consolidated financial statements.

SUTRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2011, 2010 and 2009

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

Basis of Presentation

The consolidated financial statements include the accounts of Sutron and its wholly-owned subsidiary, Sutron HydroMet Systems, Private Ltd.  All intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash equivalents include time deposits and all highly liquid debt instruments with original maturities of three months or less.  Interest paid approximated $900, $26,000 and $0 for the years ended December 31, 2011, 2010 and 2009.  Income taxes paid approximated $706,000, $1,332,000 and $630,000 for the years ended December 31, 2011, 2010 and 2009, respectively.  Foreign income tax paid approximated $33,000, $336,000 and $144,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Restricted Cash

For the years ended December 31, 2011 and 2010, the Company had submitted bid bonds or performance bonds on both official tenders or awarded contracts. At December 31, 2011 and 2010, cash in the amount of $760,037 and $796,189, respectively, was restricted for bid or performance bonds.

Accounts Receivable

Based on management’s evaluation of uncollected accounts receivable at the end of each year, bad debts are provided for utilizing the allowance method.  At December 31, 2011 and 2010, the Company’s investment in accounts 90 days or more past due was $1,398,668 and $584,832, respectively, net of contract retainages.  Bad debt expense for the years ending December 31, 2011, 2010, and 2009 was $44,000, $0 and $34,539, respectively.

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

Property and Equipment

Property and equipment is recorded at cost and depreciated over their estimated useful lives, ranging from three to ten years, using the straight-line method for financial statement purposes, and the straight-line and accelerated methods for income tax purposes.  Expenditures for maintenance, repairs, and improvements that do not materially extend the useful lives of the assets are charged to earnings as incurred.  When items of property and equipment are disposed of, the cost of the asset and the related accumulated depreciation are removed from the accounts.  Any gain or loss resulting from the removal from service is taken into the current period earnings.

Acquisition and Goodwill

On December 31, 2009, the Company purchased the assets of Ilex Engineering, Inc., a provider of DOMSAT systems, custom software and engineering services, located in Columbia, Maryland.  The acquisition has strengthened the Company’s position in the GOES data collection services market and global satellite market.  The purchase price of approximately $575,000 was allocated among tangible assets based on the relative fair market value of assets.  The excess of the purchase price over the fair value of assets in the amount of approximately $570,000 was recorded as goodwill and the entire amount is expected to be deductible for tax purposes.

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

Management has evaluated the Company’s tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance.  With few exceptions, the Company is no longer subject to income tax examinations by the U.S. federal, state or local tax authorities for years before 2008.

Capital

The Company has 12,000,000, $.01 par value, shares of authorized common stock.  There were 4,704,632 shares issued and outstanding at December 31, 2011 and 4,575,632 shares issued and outstanding at December 31, 2010.

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

For the fiscal years ended December 31, 2011 and 2010, the application of valuation techniques applied to similar assets and liabilities has been consistent.  The following is a description of the valuation methodologies used for instruments measured at fair value:

Certificates of Deposit

Certificates of deposit are carried at cost, which approximates fair value based upon observable market prices of similar instruments.  If observable market prices are not available, fair values are estimated by discounting expected future cash flows applying interest rates currently being offered.  For the fiscal years ended December 31, 2011, and 2010, all certificates of deposit are valued using Level 2 inputs and are valued at $924,294 and $919,130, respectively.

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

Reclassifications

Certain items on the Balance Sheet as of December 31, 2010 have been reclassified with no effect on net income or earnings per share to be consistent with the classifications adopted as of December 31, 2011.

Recent Accounting Pronouncements

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

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangible – Goodwill and Other (Topic 350) – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”  The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations.”  The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period.  If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.  ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

The Securities Exchange Commission (SEC) issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting.”  The rule requires companies to submit financial statements in extensible business reporting language (XBRL) format with their SEC filings on a phased-in schedule.  Large accelerated filers and foreign large accelerated filers using U.S. generally accepted accounting principles (GAAP) were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010.  All remaining filers were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.  The Company has submitted financial statements in extensible business reporting language (XBRL) format with their SEC filings in accordance with the phased-in schedule.

In March 2011, the SEC issued Staff Accounting Bulletin (SAB) 114.  This SAB revises or rescinds portions of the interpretive guidance included in the codification of the Staff Accounting Bulletin Series.  This update is intended to make the relevant interpretive guidance consistent with current authoritative accounting guidance issued as a part of the FASB’s Codification.  The principal changes involve revision or removal of accounting guidance references and other conforming changes to ensure consistency of referencing through the SAB Series.  The effective date for SAB 114 is March 28, 2011.   The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (IASB) to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements.  The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards (IFRS).  The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application.  Early application is not permitted.  The Company is currently assessing the impact that ASU 2011-04 will have on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.”  The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share.  The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011.  Early adoption is permitted because compliance with the amendments is already permitted. The amendments do not require transition disclosures.  The Company is currently assessing the impact that ASU 2011-05 will have on its consolidated financial statements.

In August 2011, the SEC issued Final Rule No. 33-9250, “Technical Amendments to Commission Rules and Forms related to the FASB’s Accounting Standards Codification.”  The SEC has adopted technical amendments to various rules and forms under the Securities Act of 1933, the Securities Exchange Act of 1934, and the Investment Company Act of 1940.  These revisions were necessary to conform those rules and forms to the FASB Accounting Standards Codification.  The technical amendments include revision of certain rules in Regulation S-X, certain items in Regulation S-K, and various rules and forms prescribed under the Securities Act, Exchange Act and Investment Company Act.  The Release was effective as of August 12, 2011.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangible – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.”  The amendments in this ASU permit an entity to first assess qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The Company is currently assessing the impact that ASU 2011-08 will have on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.”  This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company is currently assessing the impact that ASU 2011-11 will have on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”  The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05.  All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.   The Company is currently assessing the impact that ASU 2011-12 will have on its consolidated financial statements.

3.   ACCOUNTS RECEIVABLE

Accounts receivable at December 31, consists of the following:

	2011	2010
Trade receivables	$5,598,124	$4,165,239
Unbilled receivables	638,950	804,618
Contract retainage	602,360	452,118
Allowance for doubtful accounts	(85,000)	(41,000)
Totals	$6,754,434	$5,380,975

4.   INVENTORY

Inventory consists of the following at December 31:

	2011	2010
Electronic components	$2,078,432	$2,237,257
Work in process	1,446,419	1,493,664
Finished goods	662,859	751,834
Allowance for obsolete inventory	(667,180)	(724,053)
Totals	$3,520,530	$3,758,702

5.   PROPERTY AND EQUIPMENT

A summary of property and equipment at December 31 is as follows:

	2011	2010
Furniture, fixtures and equipment	$1,915,375	$1,847,377
Vehicles	253,176	278,121
Leasehold improvements	1,555,057	1,555,057
Totals	$3,723,608	$3,680,555

Accumulated depreciation and amortization at December 31, is as follows:

	2011	2010
Furniture, fixtures and equipment	$1,554,629	$1,445,985
Vehicles	232,527	272,530
Leasehold improvements	411,572	255,069
Totals	$2,198,728	$1,973,584
Property and Equipment, Net	$1,524,880	$1,706,971

Depreciation and amortization expense totaled $267,741, $277,868 and $247,311 for the years ended December 31, 2011, 2010 and 2009, respectively.

6.   CONTRACTS IN PROGRESS

A summary of contracts in progress at December 31 is as follows:

	2011	2010
Costs incurred to date	$4,158,690	$2,570,022
Estimated earnings	1,957,728	971,684
Revenue recognized to date	6,116,418	3,541,706
Billings to date	(5,678,483)	(3,098,788)
	$437,935	$442,919
Included in the accompanying balance sheets:
Costs in excess of billings on uncompleted contracts (unbilled receivables)	$638,950	$804,618
Billings in excess of costs on uncompleted contracts	(201,015)	(361,699)
	$437,935	$442,919

7.   LINE OF CREDIT

The Company has a $3,000,000 line of credit with a commercial bank.  The line of credit is collateralized by substantially all of the assets of the Company and expires September 5, 2013.  Under the terms of the line of credit, the Company is required to maintain certain financial covenants.  Interest is charged at the bank’s prime rate and is payable monthly.  There was no balance outstanding at December 31, 2011 and 2010.

The Company frequently bids on and enters into international contracts that require bid and performance bonds.  At December 31, 2011 and 2010, the commercial bank had issued standby letters of credit on behalf of the Company in the amount of $898,013 and $1,583,000, respectively that served as either bid or performance bonds.  The amount available under the line of credit was reduced by this amount.

 8.  OTHER ACCRUED EXPENSES

Components of other accrued expenses consist of the following at December 31:

	2011	2010
Accrued vacation pay	$264,260	$251,124
Accrued warranty costs	270,000	311,000
Customer advance payments	781,896	808,762
Other accruals	257,253	172,200
Totals	$1,573,409	$1,543,086

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

Balance as of December 31, 2008	$245,000
Reserve adjustment	59,000
Balance as of December 31, 2009	304,000
Reserve adjustment	7,000
Balance as of December 31, 2010	311,000
Reserve adjustment	(41,000)
Balance as of December 31, 2011	$270,000

10.   NOTES PAYABLE

The Company did not have any Notes payable outstanding at December 31, 2011 and 2010.

11.   LEASE OBLIGATIONS

The Company entered into a ten-year lease for a new corporate headquarters and operations facility in Sterling, Virginia on November 13, 2008.  The Company moved into the new facility on May 15, 2009 and lease payments commenced on June 1, 2009.  As per the lease agreement, the monthly rent for the first year was $30,135, and increases 3 percent per annum.  The Company leased additional space in its Sterling facility on October 4, 2010 resulting in additional monthly rent of $3,119 and with the same expiration date as the original lease.  The lease agreement includes additional rent payments based on a pro rata portion of operating expenses which consist of building insurance, real estate taxes, landscaping and other property related expenses.  The Company received a tenant improvement allowance in the amount of $1,390,850 from the landlord.  The tenant improvement allowance was capitalized and recorded as an asset under leasehold improvements and as a liability under deferred rent.

The Company leases office and warehouse space in West Palm Beach, Florida. The one year lease, expiring December 31, 2012, requires monthly payments of $3,044.  The Company’s wholly owned subsidiary, Sutron Hydromet Systems, Pvt., Ltd., leases office space and furniture in New Delhi, India. The three-year lease expires in August 2012 and requires monthly payments of $1,821.

The following is a schedule of future minimum lease payments by year:

Years ending December 31:
2012	$457,110
2013	431,079
2014	441,874
2015	452,981
2016	464,380
2017 and thereafter	1,169,638
Total	$3,417,062

Rent expense amounted to $410,773, $453,589 and $385,375 for the years ended December 31, 2011, 2010 and 2009, respectively.

12.  INCOME TAXES

The income tax expense charged to operations for the years ended December 31, were as follows:

	2011	2010	2009
Domestic income tax expense	$711,000	$1,473,000	$1,110,000
Foreign income tax expense	33,000	121,000	144,000
Deferred tax (benefit) expense	(34,000)	(114,000)	65,000
Total income tax expense	$710,000	$1,480,000	$1,319,000

Deferred tax assets, are comprised of the following at December 31:

	2011	2010	2009
Accrued vacation and warranty	$208,000	$219,000	$80,000
Stock compensation additional paid in capital	160,000	163,000	131,000
Accounts receivable and inventory allowances	113,000	95,000	201,000
Gross deferred tax assets	481,000	477,000	412,000

Gross deferred tax liability – depreciation	(69,000)	(99,000)	(148,000)
Net deferred tax assets	$412,000	$378,000	$264,000

The realization of the deferred tax assets is dependent on future taxable earnings. The Company has not provided for a deferred tax asset valuation allowance due to their current and anticipated future earnings.

Reconciliation of the amount of reported income tax expense and the amount computed by multiplying the applicable statutory Federal income tax rate is as follows:

	2011	2010	2009
Income before income taxes	$2,230,674	$4,467,392	$3,547,601
Applicable statutory tax rate	34%	34%	34%
Computed “expected” Federal income tax expense	758,000	1,519,000	1,206,000
Adjustments to Federal income tax resulting from:
State income tax expense	99,000	267,000	206,000
Tax credits and other	(147,000)	(306,000)	(93,000)
Income tax expense	$710,000	$1,480,000	$1,319,000

13.  MAJOR CUSTOMERS

Net sales for the years ended December 31, 2011, 2010 and 2009, include sales to the following major customers, together with the receivables due from the major customers:

	Net Sales			% to Total Net Sales
	Year Ended December 31,			Year Ended December 31,
	2011	2010	2009	2011	2010	2009
U.S. Government Agencies	$6,890,444	$8,291,418	$7,337,768	34%	36%	35%
Ministry of Energy and Water, Afghanistan	2,268,219	686,133	982,286	11%	3%	5%
Dominion/ADASA	1,159,686	1,880,323	2,317,998	6%	8%	11%
Tamil Nadu Agricultural University	131,778	372,982	2,357,331	1%	2%	11%
	$10,450,127	$11,230,856	$12,995,383	52%	49%	62%

	Accounts Receivable			% of Total Accounts
	Amount at December 31,			Receivable at December 31,
	2011	2010	2009	2011	2010	2010
U.S. Government Agencies	$1,460,810	$1,183,509	$1,315,195	22%	22%	18%
Ministry of Energy and Water, Afghanistan	1,447,536	577,035	593,841	21%	11%	8%
Dominion/ADASA	563,487	49,151	2,108,081	8%	1%	28%
Tamil Nadu Agricultural University	12,398	144,632	1,461,170	—	3%	20%
	$3,184,231	$1,954,327	$5,478,287	51%	37%	74%

The above table includes unbilled accounts receivable. As of December 31, 2011 and 2010, unbilled receivables of $460,000 and $751,000 are included for Ministry of Energy and Water, Afghanistan.  As of December 31, 2009, unbilled receivables of $1,068,000 and $1,040,000 are included for Dominion/ASDA and Tamil Nadu Agricultural University, respectively.

Because of the nature of the Company’s business, the major customers may vary between years.

14.  CONCENTRATIONS

The Company’s bank participates in the FDIC’s Transaction Account Guarantee Program.  Under that program, through December 31, 2011, all non-interest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account.  Coverage is in addition to, and separate from, the coverage available under the FDIC’s general deposit insurance rules.  The Company also maintains accounts that are not covered by the guarantee program.  At times throughout the year, cash and cash equivalents exceeded the FDIC insurance limits in these accounts.  As of December 31, 2011 and 2010, the Company’s cash deposits exceeded the FDIC insured amount by approximately $9,665,000 and $8,550,000, respectively.

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

The Company has granted stock options under the Stock Option Plans to key employees and directors for valuable services provided to the Company.  Under the 1996 Plan, the Company authorized 260,000 shares, 259,000 of which have been granted.   The Company authorized 60,000 shares under the 1997 Plan, all of which have been granted.  Under the 2002 Stock Option Plan, the Company authorized 650,000 shares, 599,059 of which have been granted.  The 1996, 1997 and 2002 Plans remain in effect until such time as no shares of Stock remain available for issuance under the Plans and the Company and Optionees have no further rights or obligations under the Plans.  Under the 2010 Equity Incentive Plan, the Company authorized 500,000 shares, none of which have been granted.  The ability to make awards under the 2010 Plan will terminate in May 2020.  Shares under all of the plans may be granted at not less than 100 percent of the fair market value at the grant date.  All options have a ten-year term from the date of grant.  Cancelled or expired options are able to be reissued.

The Company measures and recognizes compensation expense for all stock-based payments at fair value. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. In fiscal year 2011, the Company awarded 18,559 shares of common stock to board members as performance and incentive awards. The awards vest over a period of one year.  Stock based compensation expense relating to stock option awards for the years ended December 31, 2011, 2010 and 2009 was $103,216, $81,175 and, $132,663, respectively. These expenses were included in the selling, general and administrative lines of the Consolidated Statements of Operations. Unamortized stock compensation expense as of December 31, 2011 totaled approximately $74,000 and these costs will be expensed over a weighted average period of 2 years. The weighted average fair value of options granted during the years ended December 31, 2011, 2010 and 2009 were calculated using the Black-Scholes option pricing model.

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

	2011	2010	2009
Risk free rate	2.66-3.19%	3.36%	2.46-3.11%
Expected volatility	39%	17%	25-33%
Dividend yield	0%	0%	0%
Expected term in years	10	10	10

The following table summarizes stock option activity under the Stock Option Plans for the last three years:
	2011
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	634,252	$2.37	3.59	$2,747,390
Granted	18,559	6.86	—	—
Exercised	129,000	.99	—	529,095
Forfeited or expired	30,833	6.94	—	—
Outstanding at end of period	492,978	$2.61	2.93	$1,925,176
Exercisable at end of period	446,908	$2.20	2.42	$1,925,176
Nonvested at end of period	46,070	$6.62	7.88	$—

	2010
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	589,252	$2.01	4.08	$3,071,261
Granted	50,000	6.47	—	—
Exercised	5,000	0.68	—	30,725
Forfeited or expired	—	—	—	—
Outstanding at end of period	634,252	$2.37	3.59	$2,747,390
Exercisable at end of period	573,582	$1.92	3.09	$2,741,701
Nonvested at end of period	60,670	$6.61	8.32	$5,690

	2009
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	544,252	$1.80	4.66	$1,709,610
Granted	45,000	4.57	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at end of period	589,252	$2.01	4.08	$3,071,261
Exercisable at end of period	553,828	$1.71	3.86	$3,049,706
Nonvested at end of period	35,424	$6.58	7.50	$21,555

16.  EARNINGS PER SHARE

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock.

	Twelve Months Ended December 31,
	2011	2010	2009

Net income	$1,520,674	$2,987,392	$2,228,601
Shares used in calculation of income per share:
Basic	4,619,542	4,573,810	4,570,632
Effect of dilutive options	301,752	421,331	404,480
Diluted	4,921,294	4,995,141	4,975,112
Net income per share:
Basic	$0.33	$0.65	$0.49
Diluted	$0.31	$0.60	$0.45

Stock options that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS, because to do so would have been anti-dilutive, were 138,000, 45,000 and 96,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

17.  PROFIT SHARING PLAN

The Company has a 401(k) Profit-Sharing Plan that covers substantially all employees of the Company.  The 401(k) provision permits employees to elect to defer a portion of their compensation.  The Plan was amended in July 2010 to allow for employer matching of up to 5 percent.  The profit-sharing contribution is determined each year by the Board of Directors based on profits.  The Company did not make a profit sharing contribution for the years ended December 31, 2011, 2010 and 2009.  The employer matching contribution was approximately $240,000, $201,000 and $158,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

18.   SEGMENT INFORMATION

The Company operates principally in two industry segments:  the manufacturing of standard products consisting of hydrological, meteorological and oceanic monitoring and control products which are sold off-the-shelf and systems that are comprised of standard products and custom items as required by the system specification also including software and services including installation, training, and maintenance of systems. Corporate assets consisted mainly of cash, prepaid expenses, deferred taxes, and income tax receivables.  The results of these segments are shown below (in thousands):

	Years Ended Dec. 31	Net Sales	Operating Income (Loss)	Total Assets	Depreciation	Capital Expenditures
Standard Products	2011	9,023	1,166	6,021	147	36
	2010	12,944	2,866	5,802	95	29
	2009	11,791	1,959	5,698	139	283

Systems/Services	2011	11,199	963	6,502	121	51
	2010	10,032	1,551	5,284	183	71
	2009	9,060	1,374	6,477	108	103

Corporate and Unallocated	2011	—	—	11,560	—	—
	2010	—	—	11,901	—	—
	2009	—	—	7,353	—	—

Total Company	2011	20,222	2,129	24,083	268	87
	2010	22,976	4,417	22,907	278	100
	2009	20,851	3,333	19,528	247	386

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

	2011	2010	2009
Central and South America	$3,852	$3,703	$4,056
Canada	1,759	1,959	1,236
Asia	1,570	1,746	2,904
Europe and other	473	736	731
Middle East	2,978	719	983
	$10,632	$8,863	$9,910

19.      SUMMARIZED QUARTERLY UNAUDITED FINANCIAL DATA

	2011
	Q1	Q2	Q3	Q4
Net Sales	$4,880,619	$3,848,508	$5,415,230	$6,078,012
Gross Profit	1,848,626	1,380,086	2,316,241	2,351,332
Operating Income (Loss)	454,452	(73,214)	826,730	921,191
Net Income (Loss)	$301,577	$(21,372)	$541,000	$699,469
Basic income per common share	$0.07	$0.00	$0.12	$0.15
Diluted income per common share	$0.06	$0.00	$0.11	$0.14

	2010
	Q1	Q2	Q3	Q4
Net Sales	$4,899,840	$5,472,936	$5,833,904	$6,768,920
Gross Profit	1,911,511	2,343,781	2,565,869	3,273,775
Operating Income	505,758	907,048	1,157,869	1,846,183
Net Income	$333,743	$586,738	$782,295	$1,284,616
Basic income per common share	$0.07	$0.13	$0.17	$0.28
Diluted income per common share	$0.07	$0.12	$0.16	$0.26

	2009
	Q1	Q2	Q3	Q4
Net Sales	$3,575,031	$4,786,898	$4,536,850	$7,952,365
Gross Profit	1,344,122	2,078,412	2,060,029	3,247,606
Operating Income (Loss)	(51,339)	696,862	739,242	1,947,952
Net Income	$68,154	$436,349	$521,014	$1,203,084
Basic income per common share	$0.01	$0.10	$0.11	$0.26
Diluted income per common share	$0.01	$0.09	$0.10	$0.24

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

Item 9 - Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Exchange Act). Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2011 because of the material weakness described below.

(b) Material Weakness in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer, and affected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in the reporting company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management determined that our internal control over financial reporting was not effective as of December 31, 2011 because of the following material weakness in internal control over financial reporting:

•	Procedures for the review of year end cutoff and accruals for revenue and expenses were not adequate to identify and correct errors in a timely manner.

As a result of these control weaknesses, management performed additional procedures at year end that were designed to ensure that the impact on the financial statements was minimized, and thus, management believes that the financial statements are accurate in all material respects.

(c) Changes in Internal Control Over Financial Reporting

We are committed to continuing to improve our internal control processes and will continue to review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we will identify measures to address these material weaknesses. Our management, with the oversight of the audit committee of our board of directors, will continue to assess and take steps to enhance the overall design and capability of our control environment in the future.

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

The remainder of information required for this Item is incorporated by reference to the Proxy Statement to be filed in connection with our 2012 Annual Meeting of Shareholders.

Item 11 - Executive Compensation

The information required for this Item is incorporated by reference to the Proxy Statement to be filed in connection with our 2012 Annual Meeting of Shareholders.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required for this Item is incorporated by reference to the Proxy Statement to be filed in connection with our 2012 Annual Meeting of Shareholders.

Item 13 - Certain Relationships, Related Transactions and Directors Independence

The information required for this Item is incorporated by reference to the Proxy Statement to be filed in connection with our 2012 Annual Meeting of Shareholders.

Item 14 – Principal Accounting Fees and Services

The information required for this Item is incorporated by reference to the Proxy Statement to be filed in connection with our 2012 Annual Meeting of Shareholders.

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

3.3	By-laws of the Company (incorporated by reference as filed with the Securities and Exchange Commission on September 16, 1983)
10.23	Form of Stock Option Plan*
10.24	Form of Stock Option Agreement*
10.25	Loan Modification Agreement dated September 16, 2011 between Sutron Corporation and Branch Banking and Trust Company of Virginia, a North Carolina Banking Corporation
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors, President and Chief Executive Officer
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chief Financial Officer and Treasurer
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sutron Corporation
(Registrant)

/s/ Raul S. McQuivey	Date: March 28, 2012
By: Raul S. McQuivey,
Chairman of the Board of Directors, President and Chief Executive Officer

In accordance with the Securities Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Raul S. McQuivey	Date: March 28, 2012
By: Raul S. McQuivey,
Chairman of the Board of Directors, President and Chief Executive Officer

/s/ Daniel W. Farrell	Date: March 28, 2012
By: Daniel W. Farrell,
Director and Senior Vice President

/s/ Andrew D. Lipman	Date: March 28, 2012
By: Andrew D. Lipman, Director

/s/ Leland R. Phipps	Date: March 28, 2012
By: Leland R. Phipps, Director

/s/ John F. DePodesta	Date: March 28, 2012
By: John F. DePodesta, Director

/s/ Larry C. Linton	Date: March 28, 2012
By: Larry C. Linton, Director

/s/ Ashish H. Raval	Date: March 28, 2012
By: Ashish H. Raval, Director and Senior Vice President

/s/ Sidney C. Hooper	Date: March 28, 2012
By: Sidney C. Hooper, Chief Financial Officer (Principal Financial and Accounting Officer)