Form 10-Q
period 2012-03-31
SUTRON CORP
filed 2012-05-14
CIK 728331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012
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

There were 4,709,632 outstanding shares of the issuer's only class of common equity, Common Stock, $0.01 par value, on May 14, 2012.

SUTRON CORPORATION
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED MARCH 31, 2012

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUTRON CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31,	December 31,
	2012	2011

ASSETS
Current Assets:
Cash and cash equivalents	$10,710,762	$8,737,543
Restricted cash and cash equivalents	725,763	760,037
Certificates of deposit	925,260	924,294
Accounts receivable, net	4,152,598	6,754,434
Inventory	4,222,137	3,520,530
Prepaid items and other assets	315,615	322,369
Income taxes receivable	552,535	383,943
Deferred income taxes	496,000	481,000
Total Current Assets	22,100,670	21,884,150

Property and Equipment, Net	1,423,605	1,524,880
Other Assets
Goodwill	570,150	570,150
Other Assets	99,985	103,591
Total Assets	$24,194,410	$24,082,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$904,874	$799,007
Accrued payroll	109,605	337,563
Other accrued expenses	1,645,032	1,573,409
Billings in excess of costs and estimated earnings	348,078	201,015
Total Current Liabilities	3,007,589	2,910,994
Long-Term Liabilities
Deferred rent	1,130,071	1,127,860
Deferred income taxes	72,000	69,000
Total Long-term Liabilities	1,202,071	1,196,860
Total Liabilities	4,209,660	4,107,854
Stockholders’ Equity
Common stock, 12,000,000 shares authorized;
4,709,632 and 4,704,632 issued and outstanding	47,097	47,047
Additional paid-in capital	4,224,099	4,173,828
Retained earnings	15,854,442	15,930,551
Accumulated other comprehensive loss	(140,888)	(176,509)
Total Stockholders’ Equity	19,984,750	19,974,917
Total Liabilities and Stockholders’ Equity	$24,194,410	$24,082,771

See accompanying notes.

SUTRON CORPORTION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net sales and revenues	$3,737,181	$4,880,619

Cost of sales and revenues	2,310,589	3,031,993

Gross profit	1,426,592	1,848,626

Operating expenses:
Selling, general and administrative expenses	1,004,816	919,606
Research and development expenses	553,269	474,568
Total operating expenses	1,558,085	1,394,174

Operating income (loss)	(131,493)	454,452

Financing income, net	11,384	18,125

Income (loss) before income taxes	(120,109)	472,577

Income tax expense (benefit)	(44,000)	171,000

Net income (loss)	$(76,109)	$301,577

Net income (loss) per share:

Basic income (loss) per share	$(0.02)	$0.07

Diluted income (loss) per share	$(0.02)	$0.06

Comprehensive income (loss):

Net income (loss)	$(76,109)	$301,577

Foreign currency translation adjustments, net of tax	22,572	3,884

Comprehensive income (loss)	$(53,537)	$305,461

See accompanying notes.

SUTRON CORPORTION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$(76,109)	$301,577
Noncash items included in net income:
Depreciation and amortization	99,182	71,131
Deferred income taxes	(12,000)	(16,000)
Stock based compensation	24,978	21,396
Tax benefit from stock options exercised	(3,093)	(4,020)
Change in current assets and liabilities:
Accounts receivable	2,601,836	(287,151)
Inventory	(701,607)	342,824
Prepaid items and other assets	6,754	104,822
Income taxes receivable	(165,499)	—
Accounts payable	105,867	(397,883)
Accrued expenses	(156,335)	(364,166)
Billings in excess of costs and estimated earnings	147,063	(113,885)
Deferred rent	2,211	(34,772)
Net Cash Provided (Used) by Operating Activities	1,873,248	(376,127)

Cash Flows from Investing Activities:
Restricted cash and cash equivalents	34,274	(227,957)
Purchase of property and equipment	2,093	(1,517)
Certificate of deposit	(966)	(1,359)
Other assets	3,606	3,160
Net Cash Provided (Used) by Investing Activities	39,007	(227,673)

Cash Flows from Financing Activities:
Tax benefit from stock options exercised	3,093	4,020
Proceeds from stock options exercised	22,250	13,350
Net Cash Provided by Financing Activities	25,343	17,370

Effect of exchange rate changes on cash and cash equivalents	35,621	6,086
Net increase (decrease) in cash and cash equivalents	1,973,219	(580,344)
Cash and Cash Equivalents, beginning of year	8,737,543	8,708,831
Cash and Cash Equivalents, end of year	$10,710,762	$8,128,487

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

The financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. The consolidated balance sheet as of December 31, 2011 was derived from the audited financial statements for the year then ended.

In the opinion of the Company, all adjustments necessary to present fairly the financial position of the Company and the results of its operations and its cash flows have been included in the accompanying financial statements. The results of operations for interim periods are not necessarily indicative of the expected results for the full year.

We recommend that you read the unaudited consolidated financial statements included herein in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 28, 2012.

2.      Significant Accounting Policies

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These judgments are difficult as matters that are inherently uncertain directly impact their valuation and accounting. Actual results may vary from management’s estimates and assumptions. The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission.

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

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.”  The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share.  The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011.  Early adoption is permitted because compliance with the amendments is already permitted. The amendments do not require transition disclosures.  As the guidance only amends the presentation of the components of comprehensive income, the adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.”  This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The company is currently assessing the impact that ASU 2011-11 will have on the Company’s consolidated financial statements.

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

3.  Stock Options

The Company’s Amended and Restated 1996, 1997 and 2002 Stock Option Plans (the “Stock Option Plans”) provide for the issuance of non-qualified stock options to employees, officers and directors. The Company’s 2010 Equity Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units, unrestricted stock, dividend equivalent rights and cash awards.  All plans are currently administered by the Board of Directors which acts upon the recommendations of the Compensation Committee of the Board with regard to the selection of persons to receive awards and and the determination of the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award.

The Company has granted stock options under the Stock Option Plans to key employees and directors for valuable services provided to the Company.  Under the 1996 Plan, the Company authorized 260,000 shares, 259,000 of which have been granted.   The Company authorized 60,000 shares under the 1997 Plan, all of which have been granted.  Under the 2002 Stock Option Plan, the Company authorized 650,000 shares, 599,059 of which have been granted.  The 1996, 1997 and 2002 Plans remain in effect until such time as no shares of Stock remain available for issuance under the Plans and the Company and the person awarded options have no further rights or obligations under the Plans.  Under the 2010 Equity Incentive Plan, the Company authorized 500,000 shares, none of which have been granted.  The ability to make awards under the 2010 Plan will terminate in May 2020.  Shares under all of the plans may be granted at not less than 100 percent of the fair market value at the grant date.  All options have a ten-year term from the date of grant.  Cancelled or expired options can be reissued.

The Company measures and recognizes compensation expense for all stock-based payments at fair value. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Stock based compensation expense relating to stock option awards for the three months ended March 31, 2012 and 2011 was $24,978 and $21,396, respectively. These expenses were included in the selling, general and administrative lines of the Consolidated Statements of Operations. Unamortized stock compensation expense as of March 31, 2012 totaled approximately $49,055 and these costs will be expensed over a weighted average period of 3 years. There were no options granted during the three months ended March 31, 2012.   The following table summarizes stock option activity under the Stock Option Plans for the three months ended March 31, 2012:

	2012
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	492,978	$2.61	2.93	$1,925,176
Granted	—	—	—	—
Exercised	5,000	4.45	—	7,731
Forfeited or expired	—	—	—	—
Outstanding at end of period	487,978	$2.59	2.64	$1,737,028
Exercisable at end of period	457,790	$2.34	2.28	$1,737,028
Nonvested at end of period	30,188	$6.49	8.22	$—

4.           Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock.

	Three Months Ended March 31,
	2012	2011

Net income (loss)	$(76,109)	$301,577
Shares used in calculation of income per share:
Basic	4,705,127	4,576,432
Effect of dilutive options	292,328	434,811
Diluted	4,997,455	5,011,243
Net income (loss) per share:
Basic	$(0.02)	$0.07
Diluted	$(0.02)	$0.06

5.           Subsequent Events

Subsequent events have been considered through the date when this Form 10-Q was filed.  On April 30, 2012 the Company entered into a definitive agreement to acquire substantially all of the commercial and operating assets of IPS Meteostar (“IPSM”) for a cash purchase price of $4,175,000 and the assumption of certain liabilities of up to $175,000, subject to a partial escrow to secure certain representations and warranties.  Closing is subject to customary conditions, including receipt of consents from third-parties. IPSM provides a global customer base with applications for aviation, hydrology, weather, transportation, power/energy, research, and the military.  IPSM's LEADS™ (Leading Environmental Analysis and Display System) software has become the leading weather software in the world, providing integrated professional weather capabilities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements made in this Quarterly Report on Form 10-Q, including without limitation this Management's Discussion and Analysis of Financial Condition and Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may sometimes be identified by such words as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. We believe that it is important to communicate our future expectations to investors. However, these forward-looking statements involve many risks and uncertainties including those identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors.  We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results.

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

Critical Accounting Policies and Estimates

The Company's discussion and analysis of financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with generally accepted accounting principles as recognized in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, the valuation of inventory, and valuation of deferred tax assets and liabilities, warranty obligations and accruals. We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For a complete description of accounting policies, see Note 2 to our financial statements included in the Company's Form 10-K for the year ended December 31, 2011. There were no significant changes in critical accounting estimates in the first quarter of 2012.

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

	Three Months Ended March 31,
	2012	2011

Net sales and revenues	100.0%	100.0%
Cost of sales and revenues	61.8	62.1
Gross profit	38.2	37.9

Selling, general and administrative expenses	26.9	18.8
Research and Development expenses	14.8	9.7
Operating income (loss)	(3.5)	9.3
Interest and other income	0.3	0.4
Income (loss) before income taxes	(3.2)	9.7
Income taxes (benefit)	(1.2)	3.5
Net income (loss)	(2.0)%	6.2%

Three months ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Net Sales and Revenues

Revenues for the first quarter ended March 31, 2012 were $3,737,181 as compared to revenues of $4,880,619 in the first quarter of 2011.  Net sales and revenues are broken down between sales of standard products and sales of systems and services.  Standard products had a net sales and revenue increase of 6% to $2,416,975 from $2,288,624 in 2011 due primarily to increased shipments to commercial customers.  Net sales and revenues for systems and services decreased 49% to $1,320,206 from $2,591,995 in 2011.  The decrease was primarily due to delays on several international projects that had been anticipated to ship during the first quarter including one international order of approximately $325,000 that was ready for shipment but was waiting on a letter of credit to be provided as the means of payment.

Overall domestic revenues decreased 11% to $1,908,782 in the first quarter of 2012 versus $2,136,484 in 2011 while international revenues decreased 33% to $1,828,399 in the first quarter of 2012 versus $2,744,333 in the same period in 2011.  However, customer orders or bookings in the first quarter of 2012 increased 88% to $6,535,036 as compared to $3,479,122 in the first quarter of 2011.

Cost of Sales and Revenues

Cost of sales as a percentage of revenues was 62% for the first quarter of 2012 and 2011.   Standard product cost of sales was approximately 51% in the first quarter of 2012 as compared to 50% in 2011.  Cost of sales for systems and services was 81% in the first quarter of 2012 as compared to 73% in the first quarter of 2011.  The increase was due to higher project and system costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $1,004,816 for the first quarter of 2012 from $919,606 for the same period in 2011. Selling, general and administrative expenses as a percentage of revenues increased to 27% for the first quarter of 2012 from 19% for the same period in 2011.  Sales and marketing costs increased due to increased bid and proposal activities.  General and administrative costs increased due to increases in temporary personnel and acquisition related activities.

Research and Development Expenses

Research and development expenses increased to $553,269 for the first quarter of 2012 from $474,568 for the same period in 2011.  The increase was due to increased systems software development costs and increased product development costs.  During the first quarter of 2012, we released our new integrated logger/telemetry products, Iridium-Link and GPRS-Link, that provide low cost, two-way communication.  We continue to focus on enhancements to SutronWIN which is a webhosting service for the hosting of customer data. We are also investing in other new products that we believe will improve our competitive position and expand our growth.

Interest and Other Income, Net

Due to our strong cash position, we did not use our line of credit during the first quarter of 2012.  We had interest income for the quarter ended March 31, 2012 of $11,384 as compared to interest income of $18,125 for the quarter ended March 31, 2011.

Income Taxes

We received an income tax benefit of $44,000 for the quarter ended March 31, 2012 as compared to an income tax expense of $171,000 for the quarter ended March 31, 2011.  The provisions for income taxes represent an effective income tax rate of 37% and 36% in 2012 and 2011, respectively.

Liquidity and Capital Resources

Cash and cash equivalents were $10,710,962 at March 31, 2012 compared to $8,737,543 at December 31, 2011.  Working capital increased to $19,093,081 at March 31, 2012 compared with $18,973,156 at December 31, 2011.

Net cash provided by operating activities was $1,873,248 for the quarter ended March 31, 2012 as compared to net cash used by operating activities of $376,127 for the quarter ended March 31, 2011. The increase was primarily due to a significant reduction in accounts receivable.

Net cash provided by investing activities was $39,007 for the quarter ended March 31, 2012 as compared to net cash used by investing activities of $227,673 for the quarter ended March 31, 2011.  The increase is primarily due to an increase in restricted cash.  Restricted cash reflects bid and performance bonds that are secured by the Company’s cash.

Net cash provided by financing activities was $25,343 for the quarter ended March 31, 2012 as compared to net cash provided by financing activities of $17,370 for the quarter ended March 31, 2011.  The increase in cash provided in 2012 was primarily due to proceeds from the exercise of employee stock options.

We have a revolving credit facility of $3,000,000 with Branch Banking & Trust.  We are permitted to borrow based on accounts receivable and inventory according to pre-established criteria. The credit facility expires on September 5, 2013 and is secured by substantially all assets of the Company.  Borrowings bear interest at the bank’s prime rate.  During the first quarter of 2012, there were no borrowings on the line of credit.

We frequently bid on and enter into international contracts that require bid and performance bonds.  At March 31, 2012 and December 31, 2011, a commercial bank had issued standby letters of credit in the amount of $864,027 and $898,013 that served as either a bid or performance bond.  The amount available to borrow under the line of credit was reduced by this amount.

Management believes that its existing cash resources, cash flow from operations and short-term borrowings on the existing credit line will provide adequate resources for supporting operations during fiscal 2012.  Although there can be no assurance that our revolving credit facility will be renewed, management believes that, if needed, it would be able under current circumstances to find alternative sources of funds on commercially acceptable terms.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The Company’s exposure to market risk has not changed materially since December 31, 2011.

Item 4T. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2012, the end of the fiscal period covered by this report on Form 10-Q.  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Sutron Corporation (Registrant)

May 14, 2012 Date	By:	/s/ Raul S. McQuivey
Raul S. McQuivey
President and Chief Executive Officer (Principal Executive Officer)

May 14, 2012 Date	By:	/s/ Sidney C. Hooper
Sidney C. Hooper
Chief Financial Officer and Treasurer (Principal Accounting Officer)