Form 10-Q
period 2012-06-30
SUTRON CORP
filed 2012-08-13
CIK 728331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

There were 4,724,632 outstanding shares of the issuer's only class of common equity, Common Stock, $0.01 par value, on August 14, 2012.

SUTRON CORPORATION
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.    Financial statements

SUTRON CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30,	December 31,
	2012	2011

ASSETS
Current Assets:
Cash and cash equivalents	$4,813,154	$8,737,543
Restricted cash and cash equivalents	891,588	760,037
Certificates of deposit	926,227	924,294
Accounts receivable, net	6,430,900	6,754,434
Inventory	4,159,747	3,520,530
Prepaid items and other assets	475,522	322,369
Income taxes receivable	326,181	383,943
Deferred income taxes	585,000	481,000
Total Current Assets	18,608,319	21,884,150

Property and Equipment, Net	1,721,323	1,524,880
Other Assets
Goodwill	4,628,435	570,150
Other Assets	98,498	103,591
Total Assets	$25,056,575	$24,082,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$743,436	$799,007
Accrued payroll	326,368	337,563
Other accrued expenses	1,825,313	1,573,409
Billings in excess of costs and estimated earnings	483,587	201,015
Total Current Liabilities	3,378,704	2,910,994
Long-Term Liabilities
Deferred rent	1,025,757	1,127,860
Deferred income taxes	76,000	69,000
Total Long-term Liabilities	1,101,757	1,196,860
Total Liabilities	4,480,461	4,107,854
Stockholders’ Equity
Common stock, 12,000,000 shares authorized; 4,724,632 and 4,704,632 issued and outstanding	47,247	47,047
Additional paid-in capital	4,316,865	4,173,828
Retained earnings	16,406,112	15,930,551
Accumulated other comprehensive loss	(194,110)	(176,509)
Total Stockholders’ Equity	20,576,114	19,974,917
Total Liabilities and Stockholders’ Equity	$25,056,575	$24,082,771

See accompanying notes.

SUTRON CORPORTION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,
	2012	2011

Net sales and revenues	$6,804,168	$3,848,508

Cost of sales and revenues	4,027,666	2,468,422
Gross profit	2,776,502	1,380,086

Operating expenses:
Selling, general and administrative expenses	1,347,544	929,092
Research and development expenses	627,633	524,208
Total operating expenses	1,975,177	1,453,300

Operating income	801,325	(73,214)

Financing income, net	15,345	24,842

Income (loss) before income taxes	816,670	(48,372)

Income tax expense (benefit)	265,000	(27,000)
Net income (loss)	$551,670	$(21,372)

Net income per share:

Basic income per share	$0.12	$-

Diluted income per share	$0.11	$-

Comprehensive income (loss) :

Net income (loss)	$551,670	$(21,372)

Foreign currency translation adjustments, net of tax	(35,952)	(416)

Comprehensive income (loss)	$515,718	$(21,788)

See accompanying notes.

SUTRON CORPORTION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Six Months Ended June 30,
	2012	2011

Net sales and revenues	$10,541,349	$8,729,127

Cost of sales and revenues	6,338,255	5,500,416
Gross profit	4,203,094	3,228,711

Operating expenses:
Selling, general and administrative expenses	2,352,360	1,848,697
Research and development expenses	1,180,901	998,776
Total operating expenses	3,533,261	2,847,473

Operating income	669,833	381,238

Financing income, net	26,728	42,967

Income before income taxes	696,561	424,205

Income tax expense	221,000	144,000

Net income	$475,561	$280,205

Net income per share:

Basic income per share	$0.10	$0.06

Diluted income per share	$0.09	$0.06

Comprehensive income :

Net income	475,561	280,205

Foreign currency translation adjustments, net of tax	(12,017)	3,398

Comprehensive income	$463,544	$283,603

See accompanying notes.

SUTRON CORPORTION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net income	$475,561	$280,205
Noncash items included in net income:
Depreciation and amortization	143,365	142,262
Deferred income taxes	(32,134)	(17,000)
Stock based compensation	44,364	45,529
(Gain) loss on disposal of property	-	(400)
Tax benefit from stock options exercised	(9,873)	(9,610)
Change in current assets and liabilities:
Accounts receivable	323,534	359,414
Inventory	(639,217)	(52,510)
Prepaid items and other assets	(153,153)	(279,282)
Income taxes receivable	67,636	-
Accounts payable	(55,571)	(186,659)
Accrued expenses	49,927	(314,461)
Billings in excess of costs and estimated earnings	282,572	(42,692)
Deferred rent	(102,103)	(69,543)
Net Cash Provided (Used) by Operating Activities	394,908	(144,747)

Cash Flows from Investing Activities:
Restricted cash and cash equivalents	(131,551)	(258,808)
Purchase of property and equipment	(30,264)	(59,988)
Certificate of deposit	(1,933)	(2,734)
Other assets	5,093	4,354
Acquisition and goodwill	(4,241,914)	-
Proceeds from the sale of property and equipment	-	400
Net Cash Provided (Used) by Investing Activities	(4,400,569)	(316,776)

Cash Flows from Financing Activities:
Tax benefit from stock options exercised	9,873	10,788
Proceeds from stock options exercised	89,000	35,600
Net Cash Provided (Used) by Financing Activities	98,873	46,388

Effect of exchange rate changes on cash and cash equivalents	(17,601)	5,145
Net increase (decrease) in cash and cash equivalents	(3,924,389)	(409,991)
Cash and Cash Equivalents, beginning of year	8,737,543	8,708,831
Cash and Cash Equivalents, end of year	$4,813,154	$8,298,840

See accompanying notes.

SUTRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation

Sutron Corporation (the “Company”) was incorporated on December 30, 1975, under the General Laws of the Commonwealth of Virginia.  The Company operates from its headquarters located in Sterling, Virginia.  The Company has several branch offices located throughout the United States, a branch office in India and a wholly owned subsidiary in India. The Company is a leading provider of real-time data collection and control products, systems software and professional services in the hydrological, meteorological and oceanic monitoring markets.  The Company’s principal products include data loggers, satellite transmitters/loggers, water level and meteorological sensors, tides systems and system and application software.  Customers consist of a diversified base of Federal, state, local and foreign government agencies, universities, engineering firms, hydropower companies and other commercial enterprises.

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

3. Stock-Based Compensation

The Company’s Amended and Restated 1996, 1997 and 2002 Stock Option Plans (the “Stock Option Plans”) provide for the issuance of non-qualified stock options to employees, officers and directors. The Company’s 2010 Equity Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units, unrestricted stock, dividend equivalent rights and cash awards.  All plans are currently administered by the Compensation Committee of the Board with regard to the selection of persons to receive awards and and the determination of the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award, subject to review and approval of certain actions by the Board of Directors.

The Company has granted stock options under the Stock Option Plans to key employees and directors for valuable services provided to the Company.  Under the 1996 Plan, the Company authorized 260,000 shares, 259,000 of which have been granted.   The Company authorized 60,000 shares under the 1997 Plan, all of which have been granted.  Under the 2002 Stock Option Plan, the Company authorized 650,000 shares, 599,059 of which have been granted.  The 1996, 1997 and 2002 Plans remain in effect until such time as no shares of Stock remain available for issuance under the Plans and the Company and the person awarded options have no further rights or obligations under the Plans.  Under the 2010 Equity Incentive Plan, the Company authorized 500,000 shares, 67,500 of which have been granted as restricted stock units.  The ability to make awards under the 2010 Plan will terminate in May 2020.  Shares under all of the plans may be granted at not less than 100 percent of the fair market value at the grant date.  All options have a ten-year term from the date of grant.  Cancelled or expired options and restricted stock units can be reissued.

The Company measures and recognizes compensation expense for all stock-based payments at fair value. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Stock based compensation expense relating to stock option awards for the six months ended June 30, 2012 and 2011 was $36,958 and $45,529, respectively. Stock based compensation expense relating to restricted stock units (RSU’s) for the six months ended June 30, 2012 and 2011 was $7,406 and $0, respectively. These expenses were included in the cost of sales and selling, general and administrative lines of the Consolidated Statements of Operations. Unamortized stock compensation expense as of June 30, 2012 relating to stock options totaled approximately $34,158 and these costs will be expensed over a weighted average period of 2.9 years. Unamortized stock compensation expense as of June 30, 2012 relating to RSU’s totaled approximately $263,876 and these costs will be expensed over a weighted average period of 3.4 years. There were no stock options granted during the six months ended June 30, 2012.  There were 67,500 RSU’s granted during the six months ended June 30, 2012.

The following table summarizes stock option activity under the Stock Option Plans for the six months ended June 30, 2012:

	2012
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	492,978	$2.61	2.93	$1,925,176
Granted	-	-	-	-
Exercised	20,000	4.45	-	24,681
Forfeited or expired	-	-	-	-
Outstanding at end of period	472,978	$2.54	2.26	$1,595,397
Exercisable at end of period	451,978	$2.35	2.00	$1,595,397
Nonvested at end of period	21,000	$6.47	7.89	$-

The following table summarizes RSU activity under the Stock Option Plans for the six months ended June 30, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units at January 1, 2012	-	$0
Granted	67,500	4.02
Forfeited	-	-
Vested	-	-
Unvested restricted stock units at June 30, 2012	67,500	$4.02

4.           Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock.

	Three Months Ended June 30,
	2012	2011

Net income (loss)	$551,670	$(21,372)
Shares used in calculation of income per share:
Basic	4,717,654	4,579,951
Effect of dilutive options	357,127	-
Diluted	5,074,781	4,579,951
Net income per share:
Basic	$0.12	$(0.00)
Diluted	$0.11	$(0.00)

	Six Months Ended June 30,
	2012	2011

Net income	$475,561	$280,205
Shares used in calculation of income per share:
Basic	4,711,390	4,578,201
Effect of dilutive options	357,127	426,308
Diluted	5,068,517	5,004,509
Net income per share:
Basic	$0.10	$0.06
Diluted	$0.09	$0.06

5.           Completed Acquisition

On May 23, 2012 the Company completed its acquisition of substantially all of the commercial and operating assets of IPS Meteostar (“IPSM”). IPSM provides products and services to a global customer base with applications for aviation, hydrology, weather, transportation, power/energy, research, and the military.  IPSM's LEADS™ (Leading Environmental Analysis and Display System) software has become the leading weather software in the world, providing integrated professional weather capabilities.  The acquisition of IPSM was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the acquisition date.

In connection with acquisition, the consideration paid was $4,241,914.  Fixed assets purchased totaled $309,545.  A deferred asset of $64,866 was recognized.  Accrued vacation assumed totaled $190,782.  The excess of consideration paid over the fair value of net assets and liabilities assumed was $4,058,285, which is classified as goodwill and will not be amortized however it will be reviewed annually for impairment.  The fair values shown above are preliminary estimates and subject to adjustment.  Intangible assets will be reviewed and may be established.  Any material adjustments to the estimates will be reflected, retroactively, as of the date of the acquisition including valuation of any intangible assets that have not yet been reviewed.

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

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

	Three Months Ended June 30,
	2012	2011

Net sales and revenues	100.0%	100.0%
Cost of sales and revenues	59.2	64.1
Gross profit	40.8	35.9

Selling, general and administrative expenses	19.8	24.2
Research and Development expenses	9.2	13.6
Operating income	11.8	(1.9)
Interest and other income	0.2	0.6
Income before income taxes	12.0	(1.3)
Income taxes (benefit)	3.9	(0.7)
Net income	8.1%	(0.6	) %

Three months ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Net Sales and Revenues

Revenues for the second quarter ended June 30, 2012 increased 77% to $6,804,168 from $3,848,508 in 2011.  Net sales and revenues are broken down between sales of standard products and sales of systems and services.  Standard products had a net sales and revenue decrease of 11% to $1,607,404 in 2012 from $1,798,705 in 2011 due to decreased sales to federal agencies.  Net sales and revenues for systems and services increased 154% to $5,196,764 in the second quarter of 2012 from $2,049,803 in 2011.  The increase is attributed to an increased project backlog and activity in 2012 as compared to 2011 and to approximately $511,000 of post-acquisition revenues relating to our new MeteoStar Division.

Overall domestic revenues increased 18% to $2,246,134 in the second quarter of 2012 versus $1,898,335 in 2011 while international revenues increased 134% to $4,558,034 in the second quarter of 2012 versus $1,950,173 in the same period in 2011.  The increase in domestic revenues is primarily due to post-acquisition revenues relating to our new MeteoStar Division.  The Company recognized revenues of approximately $1,433,000 on its contract to provide dam safety monitoring to the Nuozhadu Hydropower Station in Yunnan Province, China.  This contract was the main driver of international revenues for the quarter.

Customer orders or bookings in the second quarter of 2012 increased 161% to approximately $7,557,000 as compared to approximately $2,900,000 in the second quarter of 2011.  Several large project awards were received in the second quarter of 2012 while no similarly sized awards were received in the second quarter of 2011 and bookings relating to the new MeteoStar Division totaled approximately $2,639,000 in the second quarter.

Cost of Sales and Revenues

Cost of sales as a percentage of revenues was 59% and 64%, respectively, for the second quarter of 2012 and 2011.   Standard product cost of sales was approximately 55% in the second quarter of 2012 as compared to 63% in 2011.  The decrease in cost of sales is attributed to increased sales volume that resulted in higher absorption of fixed manufacturing costs and changes in the mix of products sold.  Cost of sales for systems and services was 61% in the second quarter of 2012 as compared to 66% in the second quarter of 2011.  The decrease was primarily due to shipment of higher margin systems.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $1,347,544 for the second quarter of 2012 from $929,092 for the same period in 2011.   The increase in selling, general and administrative expenses for the quarter was primarily due to acquisition related fees totaling approximately $160,000, an increase of $163,000 in agent commissions and increased expenses of approximately $100,000 due to the addition of MeteoStar.

Research and Development Expenses

Research and development expenses increased to $627,633 for the second quarter of 2012 from $524,208 for the same period in 2011.  MeteoStar Division research and development activities accounted for approximately $116,000 of the increase. Our development efforts were focused on IridiumLink and GPRSLink.  These are integrated logger/telemetry products that provide low cost, two-way communication.   Significant effort was spent on the 8310 datalogger for enhancements to perform dam safety monitoring.  We continued our development of SUTRONWIN which provides a complete system software package including webhosting, real-time data storage for one year, data analysis and complete data management.

Interest and Other Income, Net

Due to our cash position, we did not use our line of credit during the second quarter of 2012.  We had interest income for the quarter ended June 30, 2012 of $15,345 as compared to net interest income of $24,842 for the quarter ended June 30, 2011.

Income Taxes

We recorded an income tax expense of $265,000 for the quarter ended June 30, 2012.  We received an income tax benefit of $27,000 for the quarter ended June 30, 2011. The provision for income taxes in 2012 represents an effective income tax rate of 32%. The income tax benefit in 2011 represents an effective tax benefit rate of 56% due to several tax credits.

Six months ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

	Six Months Ended June 30,
	2012	2011

Net sales and revenues	100.0%	100.0%
Cost of sales and revenues	60.1	63.0
Gross profit	39.9	37.0

Selling, general and administrative expenses	22.3	21.2
Research and Development expenses	11.2	11.4
Operating income	6.4	4.4
Interest and other income	0.2	0.5
Income before income taxes	6.6	4.9
Income taxes (benefit)	2.1	1.6
Net income	4.5%	3.3%

Net Sales and Revenues

Revenues for the six months ended June 30, 2012 increased 21% to $10,541,349 from $8,729,127 in 2011.  Net sales and revenues are broken down between sales of standard products and sales of systems and services.  Standard products had a net sales and revenue decrease in 2012 of 2% to $4,024,379 from $4,087,328 in 2011 due to decreased sales to federal customers.  Net sales and revenues for systems and services increased 40% to $6,516,970 from $4,641,799 in 2011 primarily due to increased backlog and project activity.

Overall domestic revenues increased 3% to $4,154,916 for the six months ended June 30, 2012 versus $4,034,621 in 2011 due primarily to increased project activity from the MeteoStar acquisition.  International revenues increased 36% to $6,386,433 for the six months ended June 30, 2012 versus $4,694,506 in 2011. The increase is attributed to an increase in the backlog and increased project activity.

Customer orders or bookings for the six months ended June 30, 2012 were approximately $14,092,000 as compared to approximately $6,379,000 in 2011, an increase of 121%.  Several large project awards were received in the six months ended June 30, 2012 while no similarly sized awards were received in the six months ended June 30, 2011.

Cost of Sales and Revenues

Cost of sales as a percentage of revenues was 60% and 63%, respectively, for the six months ended June 30, 2012 and 2011.   Standard product cost of sales as a percentage of standard product revenues was approximately 53% and 56%, respectively, for the six months ended June 30, 2012 and 2011.  Cost of sales for systems and services as a percentage of systems and services revenues was 65% for the six months ended June 30, 2012 as compared to 69% for the six months ended June 30, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,352,360 in 2012 as compared to $1,848,697 in 2011, an increase of $503,663 or 27%. Selling, general and administrative expenses as a percentage of revenues increased to 22% for the six months ended June 30, 2012 from 21% in 2011.  The increase in expenses is primarily attributed to $180,000 of acquisition related expenses, increased agent commissions of $155,000 and increased expenses of approximately $100,000 due to the addition of MeteoStar.

Research and Development Expenses

Research and development expenses increased to $1,180,901 for the six months ended June 30, 2012 from $998,776 in 2011, an increase of $182,125 or 18%.  MeteoStar Division research and development activities accounted for approximately $116,000 of the increase. Our development efforts were focused on IridiumLink and GPRSLink.  These are integrated logger/telemetry products that provide low cost, two-way communication.   Significant effort was spent on the 8310 datalogger for enhancements to perform dam safety monitoring.  We continued our development of SUTRONWIN which provides a complete system software package including webhosting, real-time data storage for one year, data analysis and complete data management.

Interest and Other Income, Net

Due to the Company's cash position, the Company did not use its line of credit during the six months ended June 30, 2012.  The Company had net interest income in 2012 of $26,728 as compared to net interest income of $42,967 in 2011.

Income Taxes

Income taxes increased 53% in 2012 to $221,000 from $144,000 in 2011.  The provisions for income taxes represent an effective income tax rate of 32% in 2012 and 34% in 2011.

Liquidity and Capital Resources

Cash and cash equivalents were $4,813,154 at June 30, 2012 compared to $8,737,543 at December 31, 2011.  Working capital decreased to $15,229,615 at June 30, 2012 compared with $18,973,156 at December 31, 2011.

Net cash provided by operating activities was $394,908 for the six months ended June 30, 2012 as compared to net cash used by operating activities of $144,747 for the six months ended June 30, 2011. The increase was primarily due to an increase in net income, a reduction in accounts receivable and an increase in  billings in excess of costs and estimated earnings.

Net cash used by investing activities was $4,400,569 for the six months ended June 30, 2012 as compared to net cash used by investing activities of $316,776 for the six months ended June 30, 2011.  The increase is primarily due to the acquisition of MeteoStar.

Net cash provided by financing activities was $98,873 for the six months ended June 30, 2012 as compared to net cash provided by financing activities of $46,388 for the six months ended June 30, 2011.  The increase in cash provided in 2012 was primarily due to proceeds from the exercise of employee stock options.

We have a revolving credit facility of $3,000,000 with Branch Banking & Trust.  We are permitted to borrow based on accounts receivable and inventory according to pre-established criteria. The credit facility expires on September 5, 2013 and is secured by substantially all assets of the Company.  Borrowings bear interest at the bank’s prime rate.  During the second quarter of 2012, there were no borrowings on the line of credit.

We frequently bid on and enter into international contracts that require bid and performance bonds.  At June 30, 2012 and December 31, 2011, a commercial bank had issued standby letters of credit in the amount of $1,017,409 and $898,013 that served as either a bid or performance bond.  The amount available to borrow under the line of credit was reduced by this amount.

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

Item 4T.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2012, the end of the fiscal period covered by this report on Form 10-Q.  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Sutron Corporation (Registrant)

August 13, 2012	By:	/s/ Raul S. McQuivey
Raul S. McQuivey
President and Chief Executive Officer (Principal Executive Officer)

August 13, 2012	By:	/s/ Sidney C. Hooper
Sidney C. Hooper
Chief Financial Officer and Treasurer (Principal Accounting Officer)