Form 10-Q
period 2012-09-30
SUTRON CORP
filed 2012-11-14
CIK 728331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

There were 4,954,632 outstanding shares of the issuer's only class of common equity, Common Stock, $0.01 par value, on November 14, 2012.

SUTRON CORPORATION
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUTRON CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30,	December 31,
	2012	2011

ASSETS
Current Assets:
Cash and cash equivalents	$5,497,568	$8,737,543
Restricted cash and cash equivalents	953,648	760,037
Certificates of deposit	927,194	924,294
Accounts receivable, net	7,004,346	6,754,434
Inventory	4,155,544	3,520,530
Prepaid items and other assets	395,011	322,369
Income taxes receivable	310,816	383,943
Deferred income taxes	615,000	481,000
Total Current Assets	19,859,127	21,884,150

Property and Equipment, Net	1,721,008	1,524,880
Other Assets
Goodwill	4,628,435	570,150
Other Assets	96,675	103,591
Total Assets	$26,305,245	$24,082,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,056,909	$799,007
Accrued payroll	176,442	337,563
Other accrued expenses	1,641,508	1,573,409
Billings in excess of costs and estimated earnings	711,013	201,015
Total Current Liabilities	3,585,872	2,910,994
Long-Term Liabilities
Deferred rent	990,986	1,127,860
Deferred income taxes	76,000	69,000
Total Long-term Liabilities	1,066,986	1,196,860
Total Liabilities	4,652,858	4,107,854
Stockholders’ Equity
Common stock, 12,000,000 shares authorized; 4,879,632 and 4,704,632 issued and outstanding	48,797	47,047
Additional paid-in capital	4,757,377	4,173,828
Retained earnings	17,031,507	15,930,551
Accumulated other comprehensive loss	(185,294)	(176,509)
Total Stockholders’ Equity	21,652,387	19,974,917
Total Liabilities and Stockholders’ Equity	$26,305,245	$24,082,771

See accompanying notes.

SUTRON CORPORTION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,
	2012	2011

Net sales and revenues	$7,278,999	$5,415,230

Cost of sales and revenues	4,080,121	3,098,989

Gross profit	3,198,878	2,316,241

Operating expenses:
Selling, general and administrative expenses	1,250,138	982,893
Research and development expenses	1,026,573	506,618
Total operating expenses	2,276,711	1,489,511

Operating income	922,167	826,730

Financing income, net	17,228	21,270

Income before income taxes	939,395	848,000

Income tax expense	314,000	307,000

Net income	$625,395	$541,000

Net income per share:

Basic income per share	$0.13	$0.12

Diluted income per share	$0.12	$0.11

Comprehensive income:

Net income	$625,395	$541,000

Foreign currency translation adjustments, net of tax	5,869	(45,650)

Comprehensive income	$631,264	$495,350

See accompanying notes.

SUTRON CORPORTION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Nine Months Ended September 30,
	2012	2011

Net sales and revenues	$17,820,348	$14,144,357

Cost of sales and revenues	10,418,376	8,599,405

Gross profit	7,401,972	5,544,952

Operating expenses:
Selling, general and administrative expenses	3,602,498	2,831,590
Research and development expenses	2,207,475	1,505,394
Total operating expenses	5,809,973	4,336,984

Operating income	1,591,999	1,207,968

Financing income, net	43,957	64,237

Income before income taxes	1,635,956	1,272,205

Income tax expense	535,000	451,000

Net income	$1,100,956	$821,205

Net income per share:

Basic income per share	$0.23	$0.18

Diluted income per share	$0.22	$0.17

Comprehensive income:

Net income	1,100,956	821,205

Foreign currency translation adjustments, net of tax	(5,912)	(42,866)

Comprehensive income	$1,095,044	$778,339

See accompanying notes.

SUTRON CORPORTION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities:
Net income	$1,100,956	$821,205
Noncash items included in net income:
Depreciation and amortization	207,776	213,394
Deferred income taxes	(62,134)	(19,000)
Stock based compensation	109,636	72,883
(Gain) loss on disposal of property	-	(1,900)
Tax benefit from stock options exercised	(301,413)	(161,460)
Change in current assets and liabilities:
Accounts receivable	(249,912)	(614,236)
Inventory	(635,014)	(120,174)
Prepaid items and other assets	(72,642)	(384,424)
Income taxes receivable	374,540	161,460
Accounts payable	257,902	(57,255)
Accrued expenses	(283,804)	(167,451)
Billings in excess of costs and estimated earnings	509,998	(156,312)
Deferred rent	(136,874)	(104,314)
Net Cash Provided (Used) by Operating Activities	819,015	(517,584)

Cash Flows from Investing Activities:
Restricted cash and cash equivalents	(193,611)	(10,718)
Purchase of property and equipment	(94,359)	(76,240)
Certificate of deposit	(2,900)	(4,122)
Other assets	6,916	5,850
Acquisition and goodwill	(4,241,914)	-
Proceeds from the sale of property and equipment	-	1,900
Net Cash Provided (Used) by Investing Activities	(4,525,868)	(83,330)

Cash Flows from Financing Activities:
Tax benefit from stock options exercised	301,413	161,460
Proceeds from stock options exercised	174,250	85,100
Net Cash Provided (Used) by Financing Activities	475,663	246,560

Effect of exchange rate changes on cash and cash equivalents	(8,785)	(66,408)
Net increase (decrease) in cash and cash equivalents	(3,239,975)	(420,762)
Cash and Cash Equivalents, beginning of period	8,737,543	8,708,831
Cash and Cash Equivalents, end of period	$5,497,568	$8,288,069

See accompanying notes.

SUTRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation

Sutron Corporation (the “Company”) was incorporated on December 30, 1975, under the General Laws of the Commonwealth of Virginia.  The Company operates from its headquarters located in Sterling, Virginia.  The Company has several branch offices located throughout the United States, a branch office in India and a wholly owned subsidiary in India. The Company is a leading provider of real-time data collection and control products, systems software and professional services in the hydrological, meteorological, oceanic and aviation monitoring markets.  The Company’s principal products include data loggers, satellite transmitters/loggers, water level and meteorological sensors, tides systems and system and application software.  Customers consist of a diversified base of Federal, state, local and foreign government agencies, commercial entities, universities, engineering firms and hydropower companies.

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

Reclassifications

Certain items in the Statement of Cash Flows for the nine months ended September 30, 2012 have been reclassified with no effect on net income or earnings per share to be consistent with the classifications for the nine months ended September 30, 2012.

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

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.”  The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a third statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share.  The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011.  Early adoption is permitted because compliance with the amendments is already permitted. The amendments do not require transition disclosures.  As the guidance only amends the presentation of the components of comprehensive income, the adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

3. Stock-Based Compensation

The Company’s Amended and Restated 1996, 1997 and 2002 Stock Option Plans (the “Stock Option Plans”) provide for the issuance of non-qualified stock options to employees, officers and directors. The Company’s 2010 Equity Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units, unrestricted stock, dividend equivalent rights and cash awards.  All plans are currently administered by the Compensation Committee of the Board, composed of independent Directors, with regard to the selection of persons to receive awards and the determination of the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award.

The Company has granted stock options under the Stock Option Plans to key employees and directors for valuable services provided to the Company.  Under the 1996 Plan, the Company authorized 260,000 shares, 259,000 of which have been granted.   The Company authorized 60,000 shares under the 1997 Plan, all of which have been granted.  Under the 2002 Stock Option Plan, the Company authorized 650,000 shares, 597,059 of which have been granted.  The 1996, 1997 and 2002 Plans remain in effect until such time as no shares of Stock remain available for issuance under the Plans and the Company and the person awarded options have no further rights or obligations under the Plans.  Under the 2010 Equity Incentive Plan, the Company authorized 500,000 shares, 79,500 of which have been granted as restricted stock units.  The ability to make awards under the 2010 Plan will terminate in May 2020.  Shares under all of the plans may be granted at not less than 100 percent of the fair market value at the grant date.  All outstanding options have a ten-year term from the date of grant.  Cancelled or expired options can be reissued.

The Company measures and recognizes compensation expense for all stock-based payments at fair value. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option or restricted stock unit (RSU) vesting term. There were no stock options granted during the nine months ended September 30, 2012.  There were 79,500 RSU’s granted during the nine months ended September 30, 2012.  Stock based compensation expense relating to stock option awards for the nine months ended September 30, 2012 and 2011 was $55,409 and $72,883, respectively. Stock based compensation expense relating to RSU’s for the nine months ended September 30, 2012 and 2011 was $54,227 and $0, respectively. These expenses were included in the cost of sales and selling, general and administrative lines of the Consolidated Statements of Operations. Unamortized stock compensation expense as of September 30, 2012 relating to stock options totaled approximately $30,139 and these costs will be expensed over a weighted average period of 2.5 years. Unamortized stock compensation expense as of September 30, 2012 relating to RSU’s totaled approximately $267,667 and these costs will be expensed over a weighted average period of 3.0 years.

The following table summarizes stock option activity under the Stock Option Plans for the nine months ended September 30, 2012:

	2012
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	492,978	$2.61	2.93	$1,925,176
Granted	-	-	-	-
Exercised	(175,000)	1.00	-	753,531
Forfeited or expired	(2,000)	4.45	-	-
Outstanding at end of period	315,978	$3.50	2.95	$790,799
Exercisable at end of period	294,978	$3.29	2.61	$790,799
Nonvested at end of period	21,000	$6.47	7.64	$-

The following table summarizes RSU activity under the Stock Option Plans for the nine months ended September 30, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units at January 1, 2012	-	$-
Granted	79,500	4.21
Forfeited	-	-
Vested	-	-
Unvested restricted stock units at September 30, 2012	79,500	$4.21

4.           Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock.

	Three Months Ended September 30,
	2012	2011

Net income	$625,395	$541,000
Shares used in calculation of income per share:
Basic	4,809,469	4,628,632
Effect of dilutive options	227,820	319,405
Diluted	5,037,289	4,948,037
Net income per share:
Basic	$0.13	$0.12
Diluted	$0.12	$0.11

	Nine Months Ended September 30,
	2012	2011

Net income	$1,100,956	$821,205
Shares used in calculation of income per share:
Basic	4,744,322	4,595,196
Effect of dilutive options	228,726	334,798
Diluted	4,973,048	4,929,994
Net income per share:
Basic	$0.23	$0.18
Diluted	$0.22	$0.17

5.  Completed Acquisition

On May 23, 2012 the Company completed its acquisition of substantially all of the commercial and operating assets of IPS Meteostar (“IPSM”). IPSM provides a global customer base with applications for aviation, hydrology, weather, transportation, power/energy, research, and the military.  IPSM's LEADS™ (Leading Environmental Analysis and Display System) software is a leading weather software, providing integrated professional weather capabilities.  The acquisition of IPSM was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the acquisition date.

In connection with IPSM acquisition, the consideration paid was $4,241,914.  Fixed assets purchased totaled $309,545.  A deferred asset of $64,866 was recognized.  Accrued vacation assumed totaled $190,782.  The excess of consideration paid over the fair value of net assets and liabilities assumed was $4,058,285, which is classified as goodwill and will not be amortized however, it will be reviewed annually for impairment.  The fair values shown above are preliminary estimates and subject to adjustment.  Intangible assets will be reviewed and may be established.  Any material adjustments to the estimates will be reflected, retroactively, as of the date of the acquisition including valuation of any intangible assets that have not yet been reviewed.

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

Overview

Our primary focus is to provide real-time systems solutions, including equipment and software, and services to our customers in the areas of hydrological, meteorological, oceanic and aviation monitoring.  We design, manufacture, market and sell these products and services to a diversified customer base consisting of federal, state, local and foreign governments, engineering firms, commercial entities, universities and hydropower companies.  Our products, systems and services enable these entities to monitor and collect hydrological, meteorological and oceanic data for the management of critical water resources, for early warning of potentially disastrous floods, storms or tsunamis, for the optimization of hydropower plants and for providing real-time weather conditions at airports and for aviation.

Our key products are the SatLink2 Transmitter/Logger, the Xpert/XLite dataloggers, the Accububble Self-Contained Bubbler, the Accubar Pressure Sensor, and Tempest and XConnect systems software.  These are the essential components of most systems and are provided to customers as off-the-shelf equipment or as part of a custom system.  The SatLink2 is a key product because it functions both as a transmitter and logger.  The Xpert and XLite are more powerful dataloggers that have significant more logging capability and communications options than the SatLink2.  Our Tempest and XConnect systems software allow us to provide turn-key systems solutions to our customers.  Our LEADS software provides integrated weather reporting and forecasting capabilities.

We began fiscal year 2012 with a backlog of approximately $9,599,000 as compared to beginning fiscal year 2011 with a backlog of approximately $11,748,000.  We estimate that approximately 85% of our December 31, 2011 backlog will convert to revenue in 2012.  As of September 30, 2012, our backlog totaled approximately $12,167,000.  We have historically experienced significant fluctuations in our quarterly sales and revenues and anticipate that we will continue to experience significant quarterly fluctuations in our sales and revenues in 2012.  Operating results will depend upon the product mix and upon the timing and execution of project awards.

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

We are committed in our ongoing sales, marketing and research and development activities to sustain and grow our sales and revenues from our products and services.  We expect our sales and marketing, research and development and general and administrative expenses to increase significantly in 2012 as compared to 2011 due to planned spending on sales and marketing activities and on the development of new products and applications and to reflect the expanded operations due to the acquisition of IPSM.

On May 23, 2012, we completed the acquisition of substantially all of the commercial and operating assets of IPSM.  With this acquisition, we accomplished the expansion of our existing product and service portfolio into new global markets; assumption of ongoing contracts with significant governmental and commercial customers; retention of an extremely talented pool of over 30 engineers, software developers, research and development and technical staff; and acceleration of Sutron’s revenue growth by an estimated 25%-30% on an annual run rate basis.  In combination, we present a broader, deeper and stronger enterprise.  We will continue to seek other acquisitions that are compatible with our strategic focus.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with generally accepted accounting principles as recognized in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, the valuation of inventory, and valuation of deferred tax assets and liabilities, warranty obligations and accruals. We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For a complete description of accounting policies, see Note 2 to our financial statements included in the Company's Form 10-K for the year ended December 31, 2011. There were no significant changes in critical accounting estimates in the third quarter of 2012.

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

	Three Months Ended September 30,
	2012	2011

Net sales and revenues	100.0%	100.0%
Cost of sales and revenues	56.1	57.2
Gross profit	43.9	42.8

Selling, general and administrative expenses	17.2	18.1
Research and Development expenses	14.1	9.4
Operating income	12.7	15.3
Interest and other income	0.2	0.4
Income before income taxes	12.9	15.7
Income taxes (benefit)	4.3	5.7
Net income	8.6%	10.0%

Three months ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Net Sales and Revenues

Net sales and revenues for the third quarter ended September 30, 2012 increased 34% to $7,278,999 from $5,415,230 in 2011.  Net sales and revenues are broken down between sales of standard products and sales of systems and services.  Standard products had a net sales and revenue increase of 16% to $2,210,001 in 2012 from $1,907,764 in 2011 due to increased sales of SatLink2 dataloggers/transmitters.  Net sales and revenues for systems and services increased 45% to $5,068,998 in the third quarter of 2012 from $3,507,466 in 2011.  The increase is attributed to an increased project backlog and activity in 2012 as compared to 2011 and to approximately $1,177,000 of third quarter revenues relating to our new MeteoStar Division.

Overall domestic revenues increased 37% to $3,648,848 in the third quarter of 2012 versus $2,669,381 in 2011 while international revenues increased 32% to $3,630,151 in the third quarter of 2012 versus $2,745,849 in the same period in 2011.  The increase in domestic revenues is due to increased sales of the SatLink2 datalogger/transmitter and to revenues of approximately $684,000 relating to our new MeteoStar Division.  The increase in international revenues is due to increased project activity and to revenues of approximately $493,000 relating to our new MeteoStar division.

Customer orders or bookings in the third quarter of 2012 decreased 3% to approximately $6,296,000 as compared to approximately $6,500,000 in the third quarter of 2011.

Cost of Sales and Revenues

Cost of sales as a percentage of revenues was 56% and 57%, respectively, for the third quarter of 2012 and 2011.   Standard product cost of sales was approximately 58% in the third quarter of 2012 as compared to 55% in 2011.  The increase in cost of sales is attributed to changes in the mix of products sold.  Cost of sales for systems and services was 55% in the third quarter of 2012 as compared to 59% in the third quarter of 2011.  The decrease was primarily due to the shipment of higher margin systems.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses increased to $1,250,138 for the third quarter of 2012 from $982,893 for the same period in 2011.   The increase in SG&A expenses for the quarter was primarily due to increased expenses of approximately $405,000 due in connection with MeteoStar.  This increase in SG&A due to MeteoStar was partially offset by decreased SG&A expenses in certain of the Company’s other divisions.

Research and Development Expenses

Research and development expenses increased to $1,026,573 for the third quarter of 2012 from $506,618 for the same period in 2011.  The MeteoStar Division research and development activities accounted for approximately $506,000 of the increase and development efforts were focused on LEADS6 software development. Other development efforts were focused on an FCC approved version of our Radar Level Recorder.  Significant effort was spent on the 8310 datalogger for enhancements to perform dam safety monitoring.  We continued our development of SUTRONWIN which provides a complete system software package including webhosting, real-time data storage for one year, data analysis and complete data management.

Interest and Other Income, Net

Given our cash position, we did not need to access our line of credit during the third quarter of 2012.  We had interest income for the quarter ended September 30, 2012 of $17,228 as compared to net interest income of $21,270 for the quarter ended September 30, 2011.

Income Taxes

We recorded an income tax expense of $314,000 for the quarter ended September 30, 2012 as compared to an income tax expense of $307,000 for the quarter ended September 30, 2011.  The provision for income taxes in 2012 represents an effective income tax rate of 33%.    The income tax benefit in 2011 represents an effective tax benefit rate of 36%.

Nine months ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

	Nine Months Ended September 30,
	2012	2011

Net sales and revenues	100.0%	100.0%
Cost of sales and revenues	58.5	60.8
Gross profit	41.5	39.2

Selling, general and administrative expenses	20.2	20.0
Research and Development expenses	12.4	10.7
Operating income	8.9	8.5
Interest and other income	0.2	0.5
Income before income taxes	9.2	9.0
Income taxes	3.0	3.2
Net income	6.2%	5.8%

Net Sales and Revenues

Net sales and revenues for the nine months ended September 30, 2012 increased 26% to $17,820,348 from $14,144,357 in 2011.  Net sales and revenues are broken down between sales of standard products and sales of systems and services.  Standard products had a net sales and revenue increase in 2012 of 4% to $6,234,380 from $5,995,092 in 2011.  Net sales and revenues for systems and services increased 42% to $11,585,968 from $8,149,265 in 2011 primarily due to increased backlog and project activity and due to MeteoStar revenues of approximately $1,688,000.

Overall domestic revenues increased 16% to $7,803,764 for the nine months ended September 30, 2012 versus $6,704,002 in 2011 due primarily to new MeteoStar revenues of approximately $1,104,000.  International revenues increased 35% to $10,016,584 for the nine months ended September 30, 2012 versus $7,440,356 in 2011. The increase is attributed primarily to increased backlog and project activity and as well as to new MeteoStar revenues of approximately $584,000.

Customer orders or bookings for the nine months ended September 30, 2012 were approximately $20,397,000 as compared to approximately $12,879,000 in 2011, an increase of 58%.  Several large project awards were received in the nine months ended September 30, 2012 while no similarly sized awards were received in the nine months ended September 30, 2011.

Cost of Sales and Revenues

Cost of sales as a percentage of revenues was 59% and 61%, respectively, for the nine months ended September 30, 2012 and 2011.  Standard product cost of sales as a percentage of standard product revenues was approximately 54% and 55%, respectively, for the nine months ended September 30, 2012 and 2011.  The decrease was due to changes in the product mix.  Cost of sales for systems and services as a percentage of systems and services revenues was 61% for the nine months ended September 30, 2012 as compared to 65% for the nine months ended September 30, 2011.  The decrease was primarily due to the shipment of higher margin systems.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3,602,498 in 2012 as compared to $2,831,590 in 2011, an increase of $770,908 or 27%. SG&A expenses as a percentage of revenues was 20% for the nine months ended September 30, 2012 and the nine months ended December 31, 2011.  The increase in expenses is primarily attributed to $180,000 of acquisition related expenses and increased expenses of approximately $638,000 related to the operations of MeteoStar.

Research and Development Expenses

Research and development expenses increased to $2,207,475 for the nine months ended September 30, 2012 from $1,505,394 in 2011, an increase of $702,081 or 47%.  MeteoStar Division research and development activities accounted for approximately $621,000 of the increase. MeteoStar development efforts were focused on LEADS6 software development. Efforts were also expended on the Iridium-Link and GPRS-Link products. These are integrated logger/telemetry products that provide low cost, two-way communication.   Significant effort was spent on the 8310 datalogger for enhancements to perform dam safety monitoring.  We continued our development of SUTRONWIN which provides a complete system software package including webhosting, real-time data storage for one year, data analysis and complete data management.

Interest and Other Income, Net

Given the Company's cash position, the Company did not need to access its line of credit during the nine months ended September 30, 2012.  The Company had net interest income in 2012 of $43,957 during the first nine months of 2012 as compared to net interest income of $64,237 during the comparable period in 2011.

Income Taxes

Income taxes increased 19% in the first nine months of 2012 to $535,000 from $451,000 in the comparable period in 2011.  The provisions for income taxes represent an effective income tax rate during these periods of 33% in 2012 and 36% in 2011.

Liquidity and Capital Resources

Cash and cash equivalents were $5,497,568 at September 30, 2012 compared to $8,737,543 at December 31, 2011.  Working capital decreased to $16,273,255 at September 30, 2012 compared with $18,973,156 at December 31, 2011.

Net cash provided by operating activities was $819,015 for the nine months ended September 30, 2012 as compared to net cash used by operating activities of $517,584 for the nine months ended September 30, 2011. The increase was primarily due to an increase in net income and an increase in billings in excess of costs and estimated earnings.

Net cash used by investing activities was $4,525,868 for the nine months ended September 30, 2012 as compared to net cash used by investing activities of $83,330 for the nine months ended September 30, 2011.  The increase is primarily due to the acquisition of MeteoStar.

Net cash provided by financing activities was $475,663 for the nine months ended September 30, 2012 as compared to net cash provided by financing activities of $246,560 for the nine months ended September 30, 2011.  The increase in cash provided in 2012 was primarily due to the tax benefit from the exercise of stock options and   proceeds from the exercise of stock options.

We have a revolving credit facility of $3,000,000 with Branch Banking & Trust.  We are permitted to borrow based on accounts receivable and inventory according to pre-established criteria. The credit facility expires on September 5, 2013 and is secured by substantially all assets of the Company.  Borrowings bear interest at the bank’s prime rate.  During the third quarter and during the first nine months of 2012, there were no borrowings on the line of credit.

We frequently bid on and enter into international contracts that require bid and performance bonds.  At September 30, 2012 and December 31, 2011, a commercial bank had issued standby letters of credit in the amount of $1,022,661 and $898,013 that served as either a bid or performance bond.  The amount available to borrow under the line of credit was reduced by this amount.

Management believes that its existing cash resources, cash flow from operations and available short-term borrowing  capacity on the existing credit line provides adequate resources for supporting operations during fiscal 2012.  Although there can be no assurance that our revolving credit facility will be renewed, management believes that, if needed, it would be able under current circumstances to find alternative sources of funds on commercially acceptable terms.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The Company’s exposure to market risk has not changed materially since December 31, 2011.

Item 4T.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures
Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2012, the end of the fiscal period covered by this report on Form 10-Q.  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no outstanding legal claims involving the business that, in the opinion of management, will have a material effect on our financial statements.

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

Sutron Corporation
(Registrant)

November 14, 2012	/s/ Raul S. McQuivey
Date	Raul S. McQuivey
President and Chief Executive Officer
(Principal Executive Officer)

November 14, 2012	/s/ Sidney C. Hooper
Date	Sidney C. Hooper
Chief Financial Officer and Treasurer
(Principal Accounting Officer)