Form 10-Q/A
period 2012-09-30
SUTRON CORP
filed 2013-03-26
CIK 728331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
Amendment 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 as originally filed with the Securities and Exchange Commission on November 14, 2012 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (iii) Item 4 of Part I, “Controls and Procedures,” and (iv) Item 6 of Part II, “Exhibits”, and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

The restatement relates to an error in the calculation of revenue on a fixed price contract which used the percentage of completion method for recognizing revenue and profits.  Under the percentage of completion method, revenue and profits are recorded as costs are incurred based on the total sales value and estimated costs at completion.  There was an error in the calculation of estimated costs to complete the contract resulting in estimated costs at completion being understated and revenue being overstated.  The condensed consolidated statement of operations and comprehensive income for the quarter ended September 30, 2012 included in this Form 10-Q/A have been restated to decrease revenue in the amount of  $236,943 from $7,278,999 to $7,042,056 and to decrease net income in the amount of $134,943 from $625,395 to $490,452. The condensed consolidated statement of operations and comprehensive income for the nine months ended September 30, 2012 have been restated to decrease revenue in the amount of $236,943 from $17,820,348 to $17,583,405 and to decrease net income in the amount of $134,943 from $1,100,956 to $966,013.  These adjustments affect previously reported total retained earnings and operating cash flows and the consolidated balance sheets and consolidated statements of cash flows have been restated accordingly.   We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of this error.

SUTRON CORPORATION
FORM 10-Q/A QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUTRON CORPORATION
CONSOLIDATED BALANCE SHEETS

	( Unaudited)	(Audited)
	September 30,	December 31,
	2012	2011
	(Restated)

ASSETS
Current Assets:
Cash and cash equivalents	$5,497,568	$8,737,543
Restricted cash and cash equivalents	953,648	760,037
Certificates of deposit	927,194	924,294
Accounts receivable, net	6,767,403	6,754,434
Inventory	4,155,545	3,520,530
Prepaid items and other assets	395,011	322,369
Income taxes receivable	387,816	383,943
Deferred income taxes	615,000	481,000
Total Current Assets	19,699,185	21,884,150

Property and Equipment, Net	1,721,008	1,524,880
Other Assets
Goodwill	4,628,435	570,150
Other Assets	96,675	103,591
Total Assets	$26,145,303	$24,082,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,056,909	$799,007
Accrued payroll	176,443	337,563
Other accrued expenses	1,616,508	1,573,409
Billings in excess of costs and estimated earnings	711,013	201,015
Total Current Liabilities	3,560,873	2,910,994
Long-Term Liabilities
Deferred rent	990,986	1,127,860
Deferred income taxes	76,000	69,000
Total Long-term Liabilities	1,066,986	1,196,860
Total Liabilities	4,627,859	4,107,854
Stockholders’ Equity
Common stock, 12,000,000 shares authorized; 4,879,632 and 4,704,632 issued and outstanding	48,797	47,047
Additional paid-in capital	4,757,377	4,173,828
Retained earnings	16,896,564	15,930,551
Accumulated other comprehensive loss	(185,294)	(176,509)
Total Stockholders’ Equity	21,517,444	19,974,917
Total Liabilities and Stockholders’ Equity	$26,145,303	$24,082,771

See accompanying notes.

SUTRON CORPORTION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,
	2012	2011
	(Restated)

Net sales and revenues	$7,042,056	$5,415,230

Cost of sales and revenues	4,080,121	3,098,989

Gross profit	2,961,935	2,316,241

Operating expenses:
Selling, general and administrative expenses	1,250,138	982,893
Research and development expenses	1,026,574	506,618
Total operating expenses	2,276,712	1,489,511

Operating income	685,224	826,730

Financing income, net	17,228	21,270

Income before income taxes	702,452	848,000

Income tax expense	212,000	307,000

Net income	$490,452	$541,000

Net income per share:

Basic income per share	$0.10	$0.12

Diluted income per share	$0.10	$0.11

Comprehensive income (loss):

Net income (loss)	$490,452	$541,000

Foreign currency translation adjustments, net of tax	5,869	(45,650)

Comprehensive income (loss)	$496,321	$495,350

See accompanying notes.

SUTRON CORPORTION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(Restated)

Net sales and revenues	$17,583,405	$14,144,357

Cost of sales and revenues	10,418,376	8,599,405

Gross profit	7,165,029	5,544,952

Operating expenses:
Selling, general and administrative expenses	3,602,498	2,831,590
Research and development expenses	2,207,475	1,505,394
Total operating expenses	5,809,973	4,336,984

Operating income	1,355,056	1,207,968

Financing income, net	43,957	64,237

Income before income taxes	1,399,013	1,272,205

Income tax expense	433,000	451,000

Net income	$966,013	$821,205

Net income per share:

Basic income per share	$0.20	$0.18

Diluted income per share	$0.19	$0.17

Comprehensive income (loss):

Net income (loss)	966,013	821,205

Foreign currency translation adjustments, net of tax	(5,912)	(42,866)

Comprehensive income (loss)	$960,101	$778,339

See accompanying notes.

SUTRON CORPORTION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(Restated)
Cash Flows from Operating Activities:
Net income	$966,013	$821,205
Noncash items included in net income:
Depreciation and amortization	207,776	213,394
Deferred income taxes	(62,134)	(19,000)
Stock based compensation	109,636	72,883
(Gain) loss on disposal of property	-	(1,900)
Tax benefit from stock options exercised	(301,413)	(161,460)
Change in current assets and liabilities:
Accounts receivable	(12,969)	(614,236)
Inventory	(635,015)	(120,174)
Prepaid items and other assets	(72,642)	(384,424)
Income taxes receivable	297,540	161,460
Accounts payable	257,902	(57,255)
Accrued expenses	(308,803)	(167,451)
Billings in excess of costs and estimated earnings	509,998	(156,312)
Deferred rent	(136,874)	(104,314)
Net Cash Provided (Used) by Operating Activities	819,015	(517,584)

Cash Flows from Investing Activities:
Restricted cash and cash equivalents	(193,611)	(10,718)
Purchase of property and equipment	(94,359)	(76,240)
Certificate of deposit	(2,900)	(4,122)
Other assets	6,916	5,850
Acquisition and goodwill	(4,241,914)	-
Proceeds from the sale of property and equipment	-	1,900
Net Cash Provided (Used) by Investing Activities	(4,525,868)	(83,330)

Cash Flows from Financing Activities:
Tax benefit from stock options exercised	301,413	161,460
Proceeds from stock options exercised	174,250	85,100
Net Cash Provided (Used) by Financing Activities	475,663	246,560

Effect of exchange rate changes on cash and cash equivalents	(8,785)	(66,408)
Net increase (decrease) in cash and cash equivalents	(3,239,975)	(420,762)
Cash and Cash Equivalents, beginning of year	8,737,543	8,708,831
Cash and Cash Equivalents, end of year	$5,497,568	$8,288,069

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

Restatement of Financial Statements

Our consolidated statement of operations and comprehensive income for the quarter ended September 30, 2012 have been restated to correct for an error in the computation of contract revenue. The error was in the calculation of estimated costs to complete the contract resulting in estimated costs at completion being understated and revenue being overstated.  The consolidated statement of operations and comprehensive income for the quarter ended September 30, 2012 included in this Form 10-Q/A have been restated to decrease revenue in the amount of  $236,943 and decrease net income by $134,943. This adjustment affects previously reported total retained earnings and operating cash flows and the consolidated balance sheets and consolidated statements of cash flows have been restated accordingly. The following table summarizes the effects of our restatement resulting from the correction of this error.

	Three Months Ended September 30, 2012
	Previously
	Reported	Adjustment	Restated
CONSOLIDATED STATEMENTS OF OPERATIONS:
Net sales and revenues	$7,278,999	$(236,943)	$7,042,056
Operating income	922,167	(236,943)	685,224
Income tax expense	314,000	(102,000)	212,000
Net income	625,395	(134,943)	490,452
Basic income per share	$.13	.03	$.10
Diluted income per share	$.12	.02	$.10
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME:
Net income	625,395	(134,943)	490,452
Comprehensive income	631,264	(134,943)	496,321

	Nine Months Ended September 30, 2012
	Previously
	Reported	Adjustment	Restated
CONSOLIDATED BALANCE SHEETS:
Accounts receivable, net	$7,004,346	$(236,943)	$6,767,403
Income taxes receivable	310,816	77,000	387,816
Other accrued expenses	1,641,508	(25,000)	1,616,508
Retained earnings	17,031,507	(134,943)	16,896,564
CONSOLIDATED STATEMENTS OF OPERATIONS:
Net sales and revenues	17,820,348	(236,943)	17,583,405
Operating income	1,591,999	(236,943)	1,355,056
Income tax expense	535,000	(102,000)	433,000
Net income	1,100,956	(134,943)	966,013
Basic income per share	$.23	.03	$.20
Diluted income per share	$.22	.03	$.19
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME:
Net income	1,100,956	(134,943)	966,013
Comprehensive income	1,095,044	(134,943)	960,101
CONSOLIDATED STATEMENTS OF CASH FLOWS:
Net income	1,100,956	(134,943)	966,013

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

	Three Months Ended September 30,
	2012	2011
	Restated
Net income	$490,452	$541,000
Shares used in calculation of income per share:
Basic	4,809,469	4,628,632
Effect of dilutive options	227,820	319,405
Diluted	5,037,289	4,948,037
Net income per share:
Basic	$0.10	$0.12
Diluted	$0.10	$0.11

	Nine Months Ended September 30,
	2012	2011
	Restated
Net income	$966,013	$821,205
Shares used in calculation of income per share:
Basic	4,744,322	4,595,196
Effect of dilutive options	228,726	334,798
Diluted	4,973,048	4,929,994
Net income per share:
Basic	$0.20	$0.18
Diluted	$0.19	$0.17

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

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

	Three Months Ended September 30,
	2012	2011
	(Restated)

Net sales and revenues	100.0%	100.0%

Cost of sales and revenues	57.9	57.2
Gross profit	42.1	42.8

Selling, general and administrative expenses	17.8	18.2
Research and Development expenses	14.6	9.4
Operating income	9.7	15.3
Interest and other income	0.3	0.4
Income before income taxes	10.0	15.7
Income taxes (benefit)	3.0	5.7
Net income	7.0%	10.0%

Three months ended September 30, 2012 Compared to Three Months Ended September 30, 2011 (Restated)

Net Sales and Revenues

Net sales and revenues for the third quarter ended September 30, 2012 increased 30% to $7,042,056 from $5,415,230 in 2011.  Net sales and revenues are broken down between sales of standard products and sales of systems and services.  Standard products had a net sales and revenue increase of 16% to $2,210,001 in 2012 from $1,907,764 in 2011 due to increased sales of SatLink2 dataloggers/transmitters.  Net sales and revenues for systems and services increased 38% to $4,832,055  in the third quarter of 2012 from $3,507,466 in 2011.  The increase is attributed to an increased project backlog and activity in 2012 as compared to 2011 and to approximately $1,177,000 of third quarter revenues relating to our new MeteoStar Division.

Overall domestic revenues increased 37% to $3,648,848 in the third quarter of 2012 versus $2,669,381 in 2011 while international revenues increased 24% to $3,393,208 in the third quarter of 2012 versus $2,745,849 in the same period in 2011.  The increase in domestic revenues is due to increased sales of the SatLink2 datalogger/transmitter and to revenues of approximately $684,000 relating to our new MeteoStar Division.  The increase in international revenues is due to increased project activity and to revenues of approximately $493,000 relating to our new MeteoStar division.

Customer orders or bookings in the third quarter of 2012 decreased 3% to approximately $6,296,000 as compared to approximately $6,500,000 in the third quarter of 2011.

Cost of Sales and Revenues

Cost of sales as a percentage of revenues was 58% and 57%,, respectively, for the third quarter of 2012 and 2011.   Standard product cost of sales was approximately 58% in the third quarter of 2012 as compared to 55% in 2011.  The increase in cost of sales is attributed to changes in the mix of products sold.  Cost of sales for systems and services was 58% in the third quarter of 2012 as compared to 59% in the third quarter of 2011.  The decrease was primarily due to the shipment of higher margin systems.

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

Income Taxes

We recorded an income tax expense of $212,000 for the quarter ended September 30, 2012 as compared to an income tax expense of $307,000 for the quarter ended September 30, 2011.  The provision for income taxes in 2012 represents an effective income tax rate of 30%.    The income tax benefit in 2011 represents an effective tax benefit rate of 36%.

Nine months ended September 30, 2012 Compared to Nine Months Ended September 30, 2011 (Restated)

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

	Nine Months Ended September 30,
	2012	2011
	(Restated)
Net sales and revenues	100.0%	100.0%
Cost of sales and revenues	59.3	60.8
Gross profit	40.7	39.2

Selling, general and administrative expenses	20.5	20.0
Research and Development expenses	12.6	10.7
Operating income	7.6	8.5
Interest and other income	0.2	0.5
Income before income taxes	7.8	9.0
Income taxes (benefit)	2.5	3.2
Net income	5.3%	5.8%

Net Sales and Revenues

Net sales and revenues for the nine months ended September 30, 2012 increased 24% to $17,583,405 from $14,144,357 in 2011.  Net sales and revenues are broken down between sales of standard products and sales of systems and services.  Standard products had a net sales and revenue increase in 2012 of 4% to $6,234,380 from $5,995,092 in 2011.  Net sales and revenues for systems and services increased 39% to $11,349,025 from $8,149,265 in 2011 primarily due to increased backlog and project activity and due to MeteoStar revenues of approximately $1,688,000.

Overall domestic revenues increased 16% to $7,803,764 for the nine months ended September 30, 2012 versus $6,704,002 in 2011 due primarily to new MeteoStar revenues of approximately $1,104,000.  International revenues increased 31% to $9,779,641 for the nine months ended September 30, 2012 versus $7,440,356 in 2011. The increase is attributed primarily to increased backlog and project activity and as well as to new MeteoStar revenues of approximately $584,000.

Customer orders or bookings for the nine months ended September 30, 2012 were approximately $20,397,000 as compared to approximately $12,879,000 in 2011, an increase of 58%.  Several large project awards were received in the nine months ended September 30, 2012 while no similarly sized awards were received in the nine months ended September 30, 2011.

Cost of Sales and Revenues

Cost of sales as a percentage of revenues was 59% and 61%, respectively, for the nine months ended September 30, 2012 and 2011.  Standard product cost of sales as a percentage of standard product revenues was approximately 54% and 55%, respectively, for the nine months ended September 30, 2012 and 2011.  The decrease was due to changes in the product mix.  Cost of sales for systems and services as a percentage of systems and services revenues was 62% for the nine months ended September 30, 2012 as compared to 65% for the nine months ended September 30, 2011.  The decrease was primarily due to the shipment of higher margin systems.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3,602,498 in 2012 as compared to $2,831,590 in 2011, an increase of $770,908 or 27%. SG&A expenses as a percentage of revenues was 21% and 20%  for the nine months ended September 30, 2012 and the nine months ended December 31, 2011.  The increase in expenses is primarily attributed to $180,000 of acquisition related expenses and increased expenses of approximately $638,000 related to the operations of MeteoStar.

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

Income Taxes

Income taxes decreased 4% in the first nine months of 2012 to $433,000 from $451,000 in the comparable period in 2011.  The provisions for income taxes represent an effective income tax rate during these periods of 31% in 2012 and 36% in 2011.

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

Item 4T.  Controls and Procedures

Original Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed by Sutron in reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of Sutron management, including Sutron’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Sutron’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Consideration of Restatement

In light of the restatement discussed in Note 1 to the consolidated financial statements, our principal executive and principal financial officers reevaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012, including whether the error identified was the result of a material weakness in our internal control over financial reporting. Management has determined that the error was the result of a material weakness in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures.  Solely as a result of this material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2012.

Remedial Measures

We have developed and implemented a new procedure to remediate the material weakness that existed in our internal control over financial reporting as of September 30, 2012.  Specifically, we have created a new procedure to review quarterly contract revenue calculations and estimated costs to complete.

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

Sutron Corporation
(Registrant)

March 25, 2013	/s/ Raul S. McQuivey
Date	Raul S. McQuivey
President and Chief Executive Officer
(Principal Executive Officer)

March 25, 2013	/s/ Sidney C. Hooper
Date	Sidney C. Hooper
Chief Financial Officer and Treasurer
(Principal Accounting Officer)