Form 10-K
period 2012-12-31
SUTRON CORP
filed 2013-03-29
CIK 728331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the fiscal year ended: December 31, 2012

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑ No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑ No  ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of $5.90 as reported by the NASDAQ Stock Market, Inc. for the Registrant’s Common Stock as of March 26, 2013, was $21,951,463.

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, as of March 26, 2013 was 5,046,884.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrants’ Definitive Proxy Statement for the 2013 Annual Meeting of Shareholders, which will be filed within 120 days after the end of the year covered by this Form 10-K, are incorporated in Part III as set forth herein.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Form 10-K includes forward-looking statements regarding our expected future financial position, results of operations, cash flows, financing plans, business strategy, products and services, competitive positions, growth opportunities, risks, plans and objectives of management for future operations.  Statements that include words such as "anticipate," "if," "believe," "plan," "estimate," "expect," "intend,” “may,” “should” and other similar expressions are forward-looking statements.  All forward-looking statements involve risks, uncertainties and contingencies which may cause actual results, performance, or achievements to differ materially from anticipated results, performance, or achievements.  Factors that may cause actual results to differ materially from those in the forward-looking statements include those discussed under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. All forward-looking statements speak only to events as of the date on which the statements are made. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date on which the statement is made.

PART I

Item 1 - Business

Sutron Corporation was incorporated on December 30, 1975 under the General Laws of the Commonwealth of Virginia.  Our headquarters is located at 22400 Davis Drive, Sterling, Virginia 20164, and the telephone number at that location is (703) 406-2800. We maintain a web address at www.sutron.com. The information contained on our website is not incorporated by reference into this Form 10-K and shall not be considered a part of this Form 10-K.

We design, manufacture, market and sell products, systems, and software as well as providing services that enable government and commercial entities to monitor and collect hydrological, meteorological and oceanic data for the management of critical water resources, for early warning of potentially disastrous floods, storms or tsunamis, for the optimization of hydropower plants and for the supply of critical aviation information.  We provide real-time data collection and control products consisting primarily of dataloggers, satellite transmitters/loggers, water level and meteorological sensors and tides monitoring systems.  We provide turnkey integrated systems for hydrological, meteorological and oceanic networks and related services consisting of installation, training and maintenance of hydrological and meteorological networks.  We provide both systems and applications software that is used to provide data necessary for the management of vital resources.  Our customers include a diversified base of federal, state, local and foreign governments, engineering firms, universities, hydropower companies and aviation firms.

We operate principally in two industry segments. The first is standard products which consist of hydrological, meteorological and oceanic monitoring and control products that are sold off-the-shelf.  Our Hydromet Products Division is responsible for the manufacturing of all standard products. The second segment is systems consisting of hydrological, meteorological and oceanic monitoring systems that are comprised of standard products and non-standard items, systems and applications software and services, including installation, training, and maintenance. We have various profit centers consisting of our Integrated Systems Division, Hydrological Services Division, Ilex Division, Sutron India operations and MeteoStar Division that provide our systems, software and services.

The Hydromet Products Division manufactures dataloggers, satellite transmitters/loggers, water level and meteorological sensors and tides monitoring systems.  Dataloggers collect sensor data and transmit the data to central facilities primarily by satellite radio but also by cell phone, fiber optics or microwave. Our sensors collect hydrological and meteorological data and include a tipping bucket rain gauge, a barometric pressure sensor, a temperature sensor and differing types of water level sensors including shaft encoders, bubbler systems, submersible sensors and radar sensors.  Our dataloggers can interact with sensors from other companies. We have long-standing relationships with suppliers of sensors for wind speed and wind direction, water quality, humidity and solar radiation.  The principal products that are manufactured by the Hydromet Products Division are described below.

Xpert and XLite Dataloggers

The Xpert and XLite dataloggers are the core of a wide-range of remote monitoring and control systems. The Xpert is highly modular and can be leveraged to handle multiple applications. It is designed specifically to support a variety of portable and permanent monitoring and control applications and systems including automatic weather stations, agrimet stations, synoptic weather stations, automatic weather observation stations, tide stations, hydromet stations, water level and water quality stations, rainfall stations, gate control stations, irrigation and water distribution control stations, stream gauging stations, dam safety stations and flood forecasting, monitoring, control and warning systems.

SatLink2 Transmitter/Logger

The SatLink2 is a high data rate satellite transmitter/logger that incorporates GPS and functions as a logger. Our standard unit includes a built-in logger, SDI-12 interface, dedicated tipping bucket input, 4 analog inputs and a powerful mathematical equation editor.  The V2 version meets the latest specifications being adopted by the National Environmental Satellite, Data and Information Services (NESDIS).   Starting in May 2012, all users of the Geostationary Operational Environmental Satellite (GOES) satellite are required over a 10 year period to upgrade all their transmitters to comply with the V2 specifications.  The SatLink2 transmitter operates on the GOES system.  NESDIS operates two U.S. Government environmental satellites on this system.

Stage Discharge Recorder

The Stage Discharge Recorder is an optical encoder fused with logger technology from our Satlink2 Transmitter/Logger. Using proven float-tape-counterweight technology, the Stage Discharge Recorder is a “plug compatible” replacement for strip chart recorders or punched-tape recorder. The Stage Discharge Recorder saves data in flash memory.   This means that there are no backup batteries for the memory.   The Stage Discharge Recorder incorporates standard flume and weir equations and can compute and log discharge totals and display discharge as well as flume/weir stage.  A built-in event log keeps track of when anyone views or downloads data or makes changes to the setup.   The Stage Discharge Recorder will run up to one year on an industrial alkaline battery.

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

AccuBubble Self-Contained Bubbler System

The AccuBubble Self-Contained Bubbler is a mercury-free and nitrogen-free bubbler apparatus designed for low maintenance water level measuring. Using the Sutron Accubar Pressure Sensor as the control and sensing element makes the AccuBubble a very stable and highly accurate water level measuring device.  The AccuBubble uses power conservation techniques to minimize current consumption. The bubbler purges the orifice line prior to each measurement. This eliminates the need for a constant bubble rate, which has been known to consume excessive power. In addition, the purging sequence prevents debris build up in the orifice line.  The AccuBubble uses an oil-less, non-lubricated piston and cylinder compressor. This type of compressor is designed to give consistent air delivery without the use of a diaphragm that can rupture over time.

Tides and Ports Systems

The National Ocean Survey (NOS), part of the National Oceanic and Atmospheric Administration (NOAA), has the responsibility to measure accurately tide levels around the perimeter of the United States. NOS seeks to ensure that measurements are the most accurate possible by using the best water level instruments available.  Tide stations are based on the Xpert data logger and the SatLink2.  We have enhanced the capabilities of tides systems by adding Storm Surge/Tsunami software.  This software provides added capability to tides stations to detect and provide tsunami warnings.

The Main Tide Station is designed to detect a vast array of events. Sutron's Xpert Logger is a Windows device programmable to monitor multiple parameters including traditional NOS methods such as sudden water level drops and seismic sensors, or both at one time.  It supports a wide variety of water level monitoring and weather instruments.  The Main Tide Station provides pre-programmed support for NOS-required tidal data processing.  The Main Tide Station also supports GOES satellite and a wide variety of other telemetry methods including cell and marine phones.  The tides station provides built-in surge protection.

The Integrated Systems Division provides system integration services consisting of design, integration, installation and commissioning of customer-specific hydrological, meteorological and oceanic monitoring and control systems.  We are an Iridium Value Added Reseller which enhances our communications option to our customers.  Systems include software applications based on our XConnect database software and our Ilex Tempest database software.  Our database software capability allows us to provide turnkey hydrological and meteorological systems to a variety of users.  Projects may range in size from one station to hundreds of stations.  Projects usually require design, equipment integration, software application development, installation, training and commissioning.  Projects can range in duration from several weeks to several years depending on the scope and complexity of the system.

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

Sutron India Operations consist of a Branch Office that was established in 2004.  In 2005, we established Sutron HydroMet Systems Private Limited, a wholly owned subsidiary, in order to bid on domestic India tenders.  Our India Operations procures local goods for projects, performs systems integration, installation, commissioning and equipment maintenance.  Our India Operations maintains over 260 remote automatic real-time hydromet monitoring stations in India under contracts with the Central Water Commission (CWC).

We acquired IPS MeteoStar (“MeteoStar”) on May 24, 2012.  Our MeteoStar Division is a leader in the environmental analysis, display and integration/distribution systems market for the meteorological, aviation, and hydrology community. MeteoStar provides its Leading Environmental Analysis and Display System (LEADS®) product set as the foundation for its solutions. LEADS® is an advanced set of scalable tools specializing in weather, water and environmental monitoring solutions.  MeteoStar’s products are used in a variety of markets to provide real-time weather situational awareness, forecasting solutions for decision support and emergency responders, and environmental air quality data collection/EPA reporting systems. MeteoStar’s customer base includes applications for aviation, hydrology, meteorology, transportation, power/energy, research and the military.

Sales and Marketing

We market our products and services domestically and internationally.  Domestic sales are conducted by our internal sales staff that consists of five salaried sales personnel who are directly engaged in direct sales activities.  The sales staff is assisted by three other employees in marketing and sales support functions.  Internationally, we have four employees with global responsibilities and who work closely with our international sales network that consists of 35 resellers and agents in Canada, Latin and South America, Europe, Africa, Asia and Australia.

Competition

We compete in the hydrological, meteorological and oceanic monitoring markets and are aware of both domestic and foreign competitors who offer products, systems, software and services of their own as well as companies that are systems integrators who primarily offer real-time networks from components manufactured by others. We are aware of numerous firms, ranging in size, that offer competitive dataloggers, high data rate satellite transmitters, sensors and other instruments and software.

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

With respect to our professional engineering and technical services, we are in competition with numerous diverse engineering and consulting firms, many of which have larger staffs and facilities, and are better known, have greater financial resources, and have more experience.  As to hydrological services, we are aware that many firms offer maintenance services; some of these companies have larger staffs, are better equipped, and have greater financial, marketing and management resources.  Price, features, product quality, promptness of delivery, customer service and performance are believed to be the primary competitive factors with respect to all of our products, software and services.

Customers

During 2012, approximately 21% of our products and services were sold to the United States Federal Government.  Net sales and revenues in 2012 among the various agencies were as follows: Department of the Interior, 11%; Department of Commerce, 3%; Department of Defense, 4% and Other Federal Agencies, 3%.  Revenues from the Department of the Interior were derived from sales to the U.S. Geological Survey and the Bureau of Reclamation.  Revenues from the Department of Defense were primarily from sales to the U.S. Army Corps of Engineers.  Revenues from the Department of Commerce were from sales of tides systems and spares to NOS and the National Data Buoy Center.  The loss of any significant portion of our sales to any major customer, the loss of a single major customer or budgetary constraints of any one of our major customers could have a material adverse effect on our business and financial results.  We also performed on various contracts of foreign origin.  Revenues from foreign customers amounted to approximately 57% of revenues in 2012, 53% of revenues in 2011 and 39% of revenues in 2010.

Research and Development

During the years ended December 31, 2012, 2011 and 2010, we incurred expenses of $3,384,393,  $1,993,183 and $1,887,318, respectively, on activities relating to the development of new products and enhancements and improvements of existing products.  In 2012, we spent significant development efforts on IridiumLink, GPRSLink and TDMALink.  These are integrated logger/telemetry products that provide low cost, two-way communication.   Significant enhancements were made to the 8310 datalogger in order to support customer requirements.  We continued development of SUTRONWIN which is a managed services package including webhosting, real-time data storage for one year, data analysis and complete data management.  We spent significant efforts on the development of LEADS6 which is the MeteoStar Division’s next generation software.

Patents, Trademarks, Copyrights and Agreements

We may in the future seek patents for certain products, real-time networks, technology and software.  We treat our products, real-time networks, technology and software as proprietary and rely on trade secret laws and internal non-disclosure safeguards rather than making our designs and processes generally available to the public by applying for patents.  We believe that, because of the rapid pace of technological change in the computer, electronics and telecommunications industries, patent and copyright protection is of less significance than factors such as the knowledge and experience of our personnel and their ability to design and develop enhanced and new products, real-time networks and their components.   As a part of our MeteoStar acquisition, we acquired the trademarks and copyrights to the LEADS®  software.

Manufacturing

Our manufacturing operations consist of materials planning and procurement, final assembly, product assurance testing, quality control, and packaging and shipping. We currently use several independent manufacturers to provide certain printed circuit boards, chassis and subassemblies. We believe that the efficiency of our manufacturing process to date is largely due to our product architecture and our commitment to manufacturing process design. We have spent significant engineering resources producing customized software to obtain consistent high product quality. Products are tested after the assembly process using internally developed automated product assurance testing procedures.

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

We received an ISO 9001 certification on March 12, 1999 and an ISO 9001:2000 certification on August 13, 2003.  We continued to be certified during fiscal year 2012.

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

Other regulations relate to the conduct of our business generally, such as regulations and standards established by the Occupational Safety and Health Act or similar state laws and relating to employee health and safety. In particular, government contracts require that we comply with federal laws and regulations, in general, or face civil liability, cancellation or suspension of existing contracts, or ineligibility for future contracts or subcontracts funded in whole or in part with federal funds. In addition, loss of governmental certification (affirming that we are eligible to participate on government contracted work) could cause some of our customers to reduce or cease making purchases from us, which would adversely impact our business.

Foreign Operations

We opened a branch office in New Delhi, India in 2004.  We formed a wholly owned subsidiary in India in 2005 in order to bid on domestic India tenders. Our India Operations performs systems integration, civil works construction, systems installation and commissioning and maintenance services.  We maintain over 260 remote automatic real-time hydromet monitoring stations in  India under contracts with the Central Water Commission.

Employees

As of December 31, 2012, we and our wholly owned subsidiary had a total of 127 employees, of which 123 were full time.  We also from time to time employ part-time employees and hire independent contractors.  Our employees are not represented by any collective bargaining agreement and we have never experienced a work stoppage.  We believe that our employee relations are good.

Backlog

At December 31, 2012, our backlog was approximately $13,354,000 as compared with approximately $9,599,000 at December 31, 2011.  We anticipate that approximately 70% of our 2012 year-end backlog will convert to revenue in 2013.  An economic downturn and/or budgetary restrictions may result in increased cancellation of orders, which could have a material adverse effect on our ability to convert our backlog into revenues.  Other factors that may result in a cancellation of orders include changes, delays or cancellation of government programs, political and economic business events and trade restrictions.

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

Our dependence on government business could adversely affect our operating results

Contracts and purchase orders with agencies of the United States government and various state and local governments represented approximately 28% of our revenues in fiscal year 2012.  The success of our business is therefore materially dependent on governmental agencies. Companies engaged in government business are subject to certain unique risks not shared by the general commercial sector. Among these risks are:

•	a competitive procurement process with no guaranty of being awarded contracts;

•	dependence on Congressional appropriations and administrative allotment of funds;

•	policies and regulations that can be changed at any time by Congress or the Executive branch;

•	changes in and delays or cancellations of government programs or requirements; and

•	some contracts with Federal, state and local government agencies require annual funding and may be terminated at the agency’s discretion.

A reduction or shift in spending priorities by government agencies could limit or eliminate the continued funding of our existing government contracts. These reductions or shifts in spending, if significant, could have a material adverse effect on our business.

Our dependence on international sales involves significant risk

Sales and services to customers outside the United States accounted for approximately 57%, 53% and 39% of our revenue for fiscal 2012, 2011 and 2010, respectively.  We expect that our non-U.S. sales and services will continue to grow and account for a higher percentage of overall future revenues.  International business operations may be adversely affected by many factors, including fluctuations in exchange rates, imposition of government controls, trade restrictions, political, economic and business events and social and cultural differences.

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

Managing costs while planning for growth will be critical

We believe that we must expand our technical workforce and commit adequate resources to our research and development to develop new products, enhance existing products and serve the needs of our existing and anticipated customer base. Our ability to expand our operations successfully will depend, in large part, upon our ability to attract and retain highly qualified employees. Our ability to manage our planned growth effectively also will require that we continue to (1) improve our operational, management, and financial systems and controls, (2) train, motivate, and manage our employees and (3) have the capacity to increase operating expenses in anticipation that our new products will increase future revenues.

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

We do not rely on patents to protect our products or technology

We do not generally rely on patent protection for our products or technology.  Competitors may develop technologies similar to or more advanced than ours.  We treat our products, real-time networks, technology and software as proprietary and rely on trade secret laws and internal non-disclosure safeguards rather than making our designs and processes generally available to the public by applying for patents.  We cannot assure that our current or future products will not be copied or will not infringe on the patents of others.  Moreover, the cost of litigation of any claim or damages resulting from infringement of patents or other intellectual property could adversely affect our business, financial condition and results of operations.

We may incur losses due to foreign currency fluctuations

A portion of our revenue and costs are denominated in other foreign currencies.  Consequently, a portion of our revenues, costs and operating margins may be affected by fluctuations in exchange rates between the U.S. dollar and the foreign currencies.  We recognized foreign currency losses of approximately $12,000 and $62,000 in 2012 and 2011 and a foreign currency gain of approximately $37,000 in 2010.  Fluctuations between the U.S. dollar and other foreign currencies may have a material adverse effect on our financial results.

Acquisition and integration of new businesses could disrupt our ongoing business, distract management and employees, increase our expenses or adversely affect our business

A portion of our future growth may be accomplished through the acquisition of other businesses.  The success of those acquisitions will depend, in part, on our ability to integrate the acquired personnel, operations, products, services and technologies into our organization, to retain and motivate key personnel of the acquired entities and to retain the customers of those entities.  We may not be able to identify suitable acquisition opportunities, obtain financing on acceptable terms to bring the acquisition to fruition or to integrate such personnel, operations, products or services effectively.  The process of identifying and closing acquisition opportunities and integrating acquisitions into our operations may distract our management and employees, disrupt our ongoing business, increase our expenses and materially and adversely affect our operations.  We may also be subject to certain other risks if we acquire other entities, such as the assumption of additional liabilities.  We may issue additional equity securities or incur debt to pay for future acquisitions.

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

We are highly dependent on key personnel

Our success has depended, and to a large extent will depend, on the continued services our key senior executives, and engineering, marketing, sales, production and other personnel.   The loss of these key personnel, who would be difficult to replace, could harm our business and operating results.  Competition for management in our industry is intense and we may be unsuccessful in attracting and retaining the executive management and other key personnel that we require. We do have an employment agreement with one key employee.

Item 1B – Unresolved Staff Comments

Not applicable

Item 2 - Properties

Our corporate headquarters are located at 22400 Davis Drive, Sterling, Virginia.  We lease this 31,190 square foot facility.  It contains our administrative and sales and marketing offices and our manufacturing facilities.  The lease expires on May 31, 2019.

We lease 8,942 square feet of office space in Englewood, Colorado.  The lease expires in July 2020.  The MeteoStar Colorado Division occupies this space.  We lease 3,950 square feet of office and warehouse space in Round Rock, Texas.  The lease expires in July 2014.  The MeteoStar Texas Division occupies this space.  We lease 2,850 square feet of office and warehouse space in West Palm Beach, Florida. The lease expires in December 2013. The Hydrological Services division occupies this space. We lease office space and furniture in New Delhi, India.  The lease expires in March 2014.  Our wholly owned subsidiary uses this space for their offices.

We believe that our facilities are adequate for our present needs and that our properties are in good condition, well maintained and adequately insured.

Item 3 - Legal Proceedings

There are currently no legal claims that, in the opinion of management have a material effect on our financial statements.

Item 4 – Mine Safety Disclosures

Not applicable

PART II

Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock trades on the Nasdaq Capital Market (formerly the Nasdaq SmallCap Market) under the symbol “STRN”.  On March 28, 2013, there were approximately 1,290 stockholders of record. The table below sets forth the high and low sales prices for the periods shown.

Fiscal year ended December 31, 2011	High	Low
First Quarter	$8.50	$6.43
Second Quarter	$7.94	$6.50
Third Quarter	$6.97	$4.49
Fourth Quarter	$5.58	$4.30

Fiscal year ended December 31, 2012	High	Low
First Quarter	$6.60	$4.80
Second Quarter	$6.89	$4.56
Third Quarter	$6.06	$4.90
Fourth Quarter	$5.58	$4.76

We have never declared or paid a dividend on our common stock.

The Company has established equity compensation plans to attract, motivate and reward performance of employees, officers and directors. Currently, there are three stock option plans under which options and other equity incentives can be issued: the 1996 and 2002 Amended and Restated Stock Plans that were not approved by stockholders and the 2010 Equity Incentive Plan that was approved by stockholders.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	69,375	-	430,625
Equity compensation plans not approved by security holders	155,978	$6.45	53,941
Total	225,353	$6.45	484,566

Item 6 – Selected Financial Data

The following table sets forth consolidated financial data with respect to Sutron Corporation for the five-year period ended December 31, 2012.  The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K.

	(In thousands, except earnings per share data)
	Years Ended December 31,
	2012	2011	2010	2009	2008
Income Statement Data
Revenues	$25,230	$20,222	$22,975	$20,851	$15,941
Operating income	1,357	2,129	4,417	3,333	719
Net Income	1,143	1,521	2,987	2,229	499
Basic earnings per share	.24	.33	.65	.49	.11
Diluted earnings per share	.23	.31	.60	.45	.10
Shares used in computing basic per share data	4,803	4,620	4,573	4,571	4,550
Shares used in computing diluted per share data	4,889	4,921	4,995	4,975	5,052
Balance Sheet Data
Cash	$8,387	$9,498	$9,505	$4,791	$3,605
Working capital	16,829	18,973	17,086	13,931	11,654
Total assets	26,910	24,083	22,987	19,528	14,958
Long-term debt, including current portion	-	-	-	-	3
Stockholders' equity	22,126	19,975	18,139	15,031	12,633
Cash dividends declared	-	-	-	-	-

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

Background and Overview

Our primary focus is to provide real-time systems solutions, including equipment and software, and services to our customers in the areas of hydrological, meteorological and oceanic monitoring.  We design, manufacture, market and sell these products and services to a diversified customer base consisting of federal, state, local and foreign governments, engineering firms, universities, hydropower companies and aviation firms.  Our products, systems, software and services enable these entities to monitor and collect hydrological, meteorological and oceanic data for the management of critical water resources, for early warning of potentially disastrous floods, storms or tsunamis, for the optimization of hydropower plants and for the supply of critical aviation information.

Our key products are the SatLink2 Transmitter/Logger, the Xpert/XLite dataloggers, the Accububble Self-Contained Bubbler, the Accubar Pressure Sensor, and Tempest, XConnect and LEADS systems software.  These are the essential components of most systems and are provided to customers as off-the-shelf equipment or as part of a custom system.  The SatLink2 is a key product because it functions both as a transmitter and logger.  The Xpert and XLite are more powerful dataloggers that have significant more logging capability and communications options than the SatLink2.  Our Tempest, XConnect and LEADS systems software allow us to provide turn-key systems solutions to our customers.

We are beginning fiscal year 2013 with a backlog of approximately $13,354,000 as compared to beginning fiscal year 2012 with a backlog of approximately $9,599,000.  We estimate that approximately 70% of our December 31, 2012 backlog will convert to revenue in 2013.  We anticipate that we will continue to experience significant quarterly fluctuations in our sales and revenues in 2013 as our business is highly project driven and subject to governmental approval and funding processes.  Operating results will depend upon the product mix and upon the timing and execution of project awards.

International sales, which totaled 57% of revenues for 2012, are a significant portion of our revenues.  International revenues have grown as a percentage of our total business due to stronger international partnerships and expanded international sales opportunities. International sales are however difficult to forecast because they are frequently delayed due to the different governmental procurement and approval processes. Our domestic business is highly dependent upon government business which generally requires competitive tenders and is subject to budgetary constraints.  Contracts and purchase orders with Federal, state and local government agencies represented approximately 28% of our 2012 revenues.

We are committed in our ongoing sales, marketing and research and development activities to sustain and grow our sales and revenues from our products and services.  We expect our sales and marketing, research and development and general and administrative expenses to increase in 2013 as compared to 2012 due to planned spending on sales and marketing activities and on the development of new products and applications.

On May 23, 2012, we completed the acquisition of substantially all of the commercial and operating assets of IPS MeteoStar.  With this acquisition, we accomplished the expansion of our existing product and service portfolio into new global markets; assumption of ongoing contracts with significant governmental and commercial customers; retention of an extremely talented pool of over 30 engineers, software developers, research and development and technical staff; and acceleration of Sutron’s revenue growth by an estimated 25%-30% on an annual run rate basis.  In combination, we present a broader, deeper and stronger enterprise.  We will continue to seek other acquisitions that are compatible with our strategic focus.

Our consolidated statement of operations and comprehensive income for the quarter ended September 30, 2012 were restated to correct for an error in the computation of contract revenue. The error was in the calculation of estimated costs to complete a contract resulting in estimated costs at completion being understated and revenue being overstated.  The consolidated statement of operations and comprehensive income for the quarter and the nine months ended September 30, 2012 were restated to decrease revenue in the amount of $236,943 and decrease net income by $134,943. This adjustment affected previously reported total retained earnings and operating cash flows and the consolidated balance sheets and consolidated statements of cash flows were restated accordingly.

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

•	Revenue recognition;

•	Allowance for doubtful accounts;

•	Allowances for excess and obsolete inventories;

•	Accounting for warranty obligations;

•	Accounting for income taxes; and

•	Accounting and valuation of stock option compensation.

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

Warranty Obligations – We warrant our products for up to two years and warranty costs are based upon management’s best estimate of the amounts necessary to settle future and existing claims on equipment sold as of the balance sheet date.  Factors considered include actual past experience of product returns and the related estimated cost of labor and material to make the necessary repairs as well as technological advances and enhanced design and manufacturing processes. If actual future product return rates or the actual costs of material and labor differ from the estimates, adjustments to the accrued warranty liability are made.

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

Stock Option Compensation – We measure and recognize compensation expense for all share-based payment awards to employees and directors based on estimated fair values.

Results of Operations

The following table sets forth, for the periods presented, certain income statement data of the Company expressed as a percentage of revenues:

	Years ended December 31
	2012	2011	2010
Net sales and revenues	100%	100%	100%
Cost of sales and revenues	60.3	61.0	56.1
Gross profit	39.7	39.0	43.9
Selling, general and administrative expenses	20.9	18.6	16.5
Research and Development expenses	13.4	9.9	8.2
Operating income	5.4	10.5	19.2
Interest income	.3	.5	.2
Income before income taxes	5.7	11.0	19.4
Income taxes	1.2	3.5	6.4
Net income	4.5%	7.5%	13.0%

Fiscal 2012 Compared to Fiscal 2011

Net Sales and Revenues

Revenues for the year ended December 31, 2012 increased 25% to $25,229,519 from $20,222,369 in 2011.  Net sales and revenues are broken down between sales of standard products and sales of systems, software and services.  Standard products had a net sales and revenue decrease of 10% to $8,131,734 in 2012 from $9,022,856 in 2011.  The decrease is primarily due to approximately $750,000 of one-time sales to a domestic customer in 2011.   Net sales and revenues for systems, software and services increased 53% to $17,097,785 from $11,199,513 in 2011 primarily due to increased system sales and the acquisition in May 2012 of MeteoStar which had revenues of $3,314,348.

Overall domestic revenues increased 13% to $10,805,283 in 2012 versus $9,589,549 in 2011. Our new MeteoStar Division had domestic revenues of approximately $1,950,000 in 2012.  International revenues increased 36% to $14,424,236 in 2012 versus $10,632,820 in 2011.   The increase is attributed to increased system sales and to MeteoStar international revenues of approximately $1,364,000.

Cost of Sales and Revenues

Cost of sales as a percentage of revenues decreased to 60% for 2012 compared to 61% for 2011. Cost of sales for standard products was approximately 55% in 2012 as compared to 54% in 2011.  Cost of sales for systems and services was 63% in 2012 as compared to 67% in 2011.  The decrease in cost of sales as a percentage of revenues was due to higher project activity resulting in greater efficiencies.  Cost of sales for both 2012 and 2011 include provisions for inventory obsolescence, physical inventory adjustments, inventory valuation adjustments and warranty provision adjustments.  We pursue product cost reductions through continual review of procurement sourcing based on quality and cost goals, product value engineering and improvements in manufacturing processes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $5,275,676 in 2012 as compared to $3,773,942 in 2011, a 39% increase.  Selling, general and administrative expenses as a percentage of revenues increased to 21% in 2012 from 19% in 2011.  The increase is primarily attributed to MeteoStar operating expenses of approximately $958,000, legal and other professional fees primarily related to the MeteoStar acquisition of approximately $235,000, increased international commission expenses of approximately $221,000 and increased bad debt expenses of approximately $186,000.

Product Research and Development Expenses

Product research and development expenses increased to $3,384,393 in 2012 from $1,993,183 in 2011, a 70% increase.  Product research and development expenses as a percentage of revenues were 13% in 2012 as compared to 10% in 2011.  Expenses increased in 2012 as compared to 2011 due primarily to MeteoStar software development costs of approximately $1,221,000.  Development efforts from our R&D group at our headquarters resulted in an increase of approximately $170,000 due to enhancements made to existing products and work done on new products.

Interest and Other Income, Net

Net interest and other income decreased to $74,783 in 2012 as compared to $101,515 in 2011.

Income Taxes

Income tax expense for 2012 was $289,000 compared to $710,000 for 2011.  The provision for income taxes for 2012 represents an effective tax rate of approximately 20% compared with 32% for 2011.  The decrease in the effective tax rate is primarily attributed to research and development tax credits.

Fiscal 2011 Compared to Fiscal 2010

Net Sales and Revenues

Revenues for the year ended December 31, 2011 decreased 12% to $20,222,369 from $22,975,600 in 2010.  Net sales and revenues are broken down between sales of standard products and sales of systems and services.  Standard products had a net sales and revenue decrease of 30% to $9,022,856 in 2011 from $12,944,313 in 2010.  The decrease is due to the accelerated purchases of equipment as a result of stimulus funding, totaling approximately $5,200,000, received by customers in fiscal year 2009.   The equipment purchases were shipped in 2009 and 2010.  The equipment purchases would otherwise have been spread out over future years.  Net sales and revenues for systems and services increased 12% to $11,199,513 from $10,031,288 in 2010 primarily due to increased system sales.

Overall domestic revenues decreased 32% to $9,589,549 in 2011 versus $14,112,382 in 2010 while international revenues increased 20% to $10,632,820 in 2011 versus $8,863,218 in 2010.  Agencies of the Department of the Interior were our largest customer accounting for 15% and 24% of total revenues in years 2011 and 2010, respectively.  Federal government revenues were 29% and 36% of revenues in 2011 and 2010.

Cost of Sales and Revenues

Cost of sales as a percentage of revenues increased to 61% for 2011 compared to 56% for 2010. Cost of sales for standard products was approximately 54% in 2011 as compared to 46% in 2010.  The increase in the cost of sales of standard products was primarily due to higher absorption of fixed production costs.  Cost of sales for systems and services was 67% in 2011 as compared to 68% in 2010.  Cost of sales for both 2011 and 2010 include provisions for inventory obsolescence, physical inventory adjustments, inventory valuation adjustments and warranty provision adjustments.  We continually pursue product cost reductions through review of procurement sourcing based on quality and cost goals, product value engineering and improvements in manufacturing processes.

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

Liquidity and Capital Resources

Cash and cash equivalents were $7,576,374 at December 31, 2012 compared to $8,737,543 at December 31, 2011.  Working capital decreased to approximately $17 million at December 31, 2012 compared with $19 million at December 31, 2011.

Net cash provided by operating activities was $1,506,368 for the year ended December 31, 2012.  Net cash used by operating activities was $136,355 for the year ended December 31, 2011.  Net cash provided by operating activities was $4,765,906 for the year ended December 31, 2010.    Net cash provided by operating activities in 2012 was primarily due to a decrease in accounts receivable and an increase in accounts payable.  Net cash used by operating activities in 2011 was primarily due to a significant increase in accounts receivable.  Net cash provided by operating activities in 2010 was primarily due to a decrease in accounts receivable.

Net cash used by investing activities was $3,538,736 for the year ended December 31, 2012.  Net cash used by investing activities was $46,834 for the year ended December 31, 2011.  Net cash provided by investing activities was $144,914 for the year ended December 31, 2010.  Net cash used by investing activities in 2012 was primarily for the acquisition of MeteoStar.  Net cash used by investing activities in 2011 was primarily for purchases of property and equipment.  Net cash provided by investing activities in 2010 was primarily due to a decrease in restricted cash.

Net cash provided by financing activities was $877,293 for the year ended December 31, 2012 due to proceeds from the exercise of employee stock options and tax benefits relating to tax deductible employee compensation associated with the exercise of non-qualified stock options.  Net cash provided by financing activities was $339,718 for the year ended December 31, 2011 due to proceeds from the exercise of employee stock options and tax benefits relating to tax deductible employee compensation associated with the exercise of non-qualified stock options.  Net cash provided by financing activities was $15,400 for the year ended December 31, 2010 due to proceeds from the exercise of an employee stock option and tax benefits relating to tax deductible employee compensation associated with the exercise of non-qualified stock options.

We have a revolving credit facility of $3,000,000 with Branch Banking and Trust (BB&T).  We are permitted to borrow based on accounts receivable and inventory according to pre-established criteria. The credit facility expires on September 5, 2013 and is secured by substantially all assets of the Company.  Borrowings bear interest at the bank’s prime rate.  During 2012, there was no borrowing on the line of credit. We frequently bid on and enter into contracts that require bid and performance bonds.  At December 31, 2012 and 2011, BB&T had issued standby letters of credit in the amount of $1,094,162 and $898,013 that served as either bid or performance bonds.  The amount available to borrow under the line of credit was reduced by these amounts.

Management believes that its existing cash resources, cash flow from operations and short-term borrowings on the existing credit line will provide adequate resources for supporting operations during fiscal 2013.  Management also plans to use some of our available cash in 2013 to make one or more strategic acquisitions that will complement our business and add to our growth.

Item 7A – Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Rate Risk

Although the majority of our sales, costs of sales and selling costs are transacted in U.S. dollars, a portion of our revenue and costs are denominated in other foreign currencies.  Consequently, a portion of our revenues, costs and operating margins may be affected by fluctuations in exchange rates between the U.S. dollar and the foreign currencies.  We recognized foreign currency losses of approximately $12,000 and $62,000 in 2012 and 2011 and a foreign currency gain of approximately $37,000 in 2010.  Fluctuations between the U.S. dollar and other foreign currencies may have a material adverse effect on our financial results.

Interest Rate Risk

We currently invest our cash balances, in excess of our current needs, in an interest bearing savings account. We do not invest for the purposes of trading in securities.  We do not use derivative financial instruments in our investments.

Item 8 - Financial Statements and Supplementary Data

SUTRON CORPORTION

Certified Public Accountants
and Consultants
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Sutron Corporation and Subsidiary
Sterling, Virginia

We have audited the accompanying consolidated balance sheets of Sutron Corporation and Subsidiary as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years ended December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sutron Corporation and Subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years ended December 31, 2012 in conformity with U.S. generally accepted accounting principles.

Winchester, Virginia
March 29, 2013

SUTRON CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011

ASSETS
Current Assets:
Cash and cash equivalents	$7,576,374	$8,737,543
Restricted cash and cash equivalents	810,396	760,037
Certificates of deposit	-	924,294
Accounts receivable, net	5,771,013	6,754,434
Inventory	4,291,505	3,520,530
Prepaid items and other assets	248,546	322,369
Income taxes receivable	1,202,709	383,943
Deferred income taxes	666,000	481,000
Total Current Assets	20,566,543	21,884,150

Property and Equipment, Net	1,698,218	1,524,880
Other Assets
Goodwill	3,768,435	570,150
Intangibles, net of amortization	781,633	-
Other Assets	95,217	103,591
Total Assets	$26,910,046	$24,082,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,300,917	$799,007
Accrued payroll	464,942	337,563
Deferred revenue	531,397	148,795
Other accrued expenses	1,134,279	1,424,614
Billings in excess of costs and estimated earnings	306,148	201,015
Total Current Liabilities	3,737,683	2,910,994
Long-Term Liabilities
Deferred rent	1,006,893	1,127,860
Deferred income taxes	39,000	69,000
Total Long-term Liabilities	1,045,893	1,196,860
Total Liabilities	4,783,576	4,107,854
Stockholders’ Equity
Common stock, 12,000,000 shares authorized; 5,039,632 and 4,704,632 issued and outstanding	50,397	47,047
Additional paid-in capital	5,185,325	4,173,828
Retained earnings	17,073,351	15,930,551
Accumulated other comprehensive loss	(182,603)	(176,509)
Total Stockholders’ Equity	22,126,470	19,974,917
Total Liabilities and Stockholders’ Equity	$26,910,046	$24,082,771

See accompanying notes to consolidated financial statements.

SUTRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2012	2011	2010

Net sales and revenues	$25,229,519	$20,222,369	$22,975,600

Cost of sales and revenues	15,212,433	12,326,085	12,880,664
Gross profit	10,017,086	7,896,284	10,094,936

Operating expenses:
Selling, general and administrative expenses	5,275,676	3,773,942	3,790,760
Research and development expenses	3,384,393	1,993,183	1,887,318
Total operating expenses	8,660,069	5,767,125	5,678,078

Operating income	1,357,017	2,129,159	4,416,858

Financing income, net	74,783	101,515	50,534

Income before income taxes	1,431,800	2,230,674	4,467,392

Income tax expense	289,000	710,000	1,480,000

Net income	$1,142,800	$1,520,674	$2,987,392

Net income per share:

Basic income per share	$.24	$.33	$.65

Diluted income per share	$.23	$.31	$.60

Comprehensive income (loss):

Net income	1,142,800	1,520,674	2,987,392

Foreign currency translation adjustments	(6,094)	(127,817)	24,547

Comprehensive income	$1,136,706	$1,392,857	$3,011,939

See accompanying notes to consolidated financial statements.

SUTRON CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

					Accumulated
			Additional		Other
	Common	Stock	Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	Income (Loss)	Total
Balances, December 31, 2009	4,570,632	$45,707	$3,635,659	$11,422,485	$(73,239)	$15,030,612
Net income	-	-	-	2,987,392	-	2,987,392
Cumulative translation adjustment	-	-	-	-	24,547	24,547
Total comprehensive income						3,011,939
Stock based compensation	-	-	81,175	-	-	81,175
Stock options exercised	5,000	50	15,350	-	-	15,400
Balances, December 31, 2010	4,575,632	45,757	3,732,184	14,409,877	(48,692)	18,139,126
Net income	-	-	-	1,520,674	-	1,520,674
Cumulative translation adjustment	-	-	-	-	(127,817)	(127,817)
Total comprehensive income						1,392,857
Stock based compensation	-	-	103,216	-	-	103,216
Stock options exercised	129,000	1,290	338,428	-	-	339,718
Balances, December 31, 2011	4,704,632	47,047	4,173,828	15,930,551	(176,509)	19,974,917
Net income	-	-	-	1,142,800	-	1,142,800
Cumulative translation adjustment	-	-	-	-	(6,094)	(6,094)
Total comprehensive income						1,136,706
Stock based compensation	-	-	137,554	-	-	137,554
Stock options exercised	335,000	3,350	873,943	-	-	877,293
Balances, December 31, 2012	5,039,632	$50,397	$5,185,325	$17,073,351	$(182,603)	$22,126,470

See accompanying notes to consolidated financial statements.

SUTRON CORPORTION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities:
Net income	$1,142,800	$1,520,674	$2,987,392
Noncash items included in net income:
Depreciation and amortization	393,705	267,741	277,868
Deferred income taxes	(150,000)	(34,000)	(114,000)
Stock based compensation	137,554	103,216	81,175
(Gain) loss on disposal of property	-	(2,650)	-
Tax benefit from stock options exercised	(603,993)	(211,638)	(12,000)
Change in current assets and liabilities:
Accounts receivable	983,421	(1,373,459)	2,087,352
Inventory	(770,975)	238,172	(669,920)
Prepaid items and other assets	73,823	238,091	(354,122)
Income taxes receivable	(214,770)	(172,305)	82,695
Accounts payable	501,910	(320,677)	55,259
Deferred revenue	382,602	126,468	(24,826)
Accrued expenses	(353,875)	(248,779)	108,125
Billings in excess of costs and estimated earnings	105,133	(160,684)	361,699
Deferred rent	(120,967)	(106,525)	(100,791)
Net Cash Provided (Used) by Operating Activities	1,506,368	(136,355)	4,765,906

Cash Flows from Investing Activities:
Restricted cash and cash equivalents	(50,359)	36,152	236,328
Purchase of property and equipment	(179,131)	(85,650)	(99,963)
Business acquisition	(4,241,914)	-	-
Certificate of deposit	924,294	(5,164)	(10,211)
Other assets	8,374	5,178	18,760
Proceeds from the sale of property and equipment	-	2,650	-
Net Cash Provided (Used) by Investing Activities	(3,538,736)	(46,834)	144,914

Cash Flows from Financing Activities:
Tax benefit from stock options exercised	603,993	211,638	12,000
Proceeds from stock options exercised	273,300	128,080	3,400
Net Cash Provided (Used) by Financing Activities	877,293	339,718	15,400

Effect of exchange rate changes on cash and cash equivalents	(6,094)	(127,817)	24,547
Net increase (decrease) in cash and cash equivalents	(1,161,169)	28,712	4,950,767
Cash and Cash Equivalents, beginning of year	8,737,543	8,708,831	3,758,064
Cash and Cash Equivalents, end of year	$7,576,374	$8,737,543	$8,708,831

See accompanying notes to consolidated financial statements.

SUTRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2012, 2011 and 2010

1.        ORGANIZATION AND BASIS OF PRESENTATION

Sutron Corporation (“Company”) was incorporated on December 30, 1975, under the General Laws of the Commonwealth of Virginia.  The Company is a leading provider of real-time data collection and control products, systems and applications software and professional services in the hydrological, meteorological and oceanic monitoring markets.  The Company’s products include data loggers, satellite transmitters/loggers, sensors and system and applications software.  Customers consist of a diversified base of Federal, state, local and foreign government agencies, universities, engineering firms, hydropower companies and aviation companies.

The Company operates from its headquarters located in Sterling, Virginia.  The Company has branch offices located throughout the United States and a branch office in India.  The Company has established a wholly-owned subsidiary, Sutron HydroMet Systems, Private Limited, which is located in New Delhi, India.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash equivalents include time deposits and all highly liquid debt instruments with original maturities of three months or less.  Interest paid approximated $900, $900 and $26,000 for the years ended December 31, 2012, 2011 and 2010.  Income taxes paid approximated $366,000, $706,000 and $1,332,000 for the years ended December 31, 2012, 2011 and 2010, respectively.  Foreign income tax paid approximated $328,000, $33,000 and $336,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Restricted Cash

For the years ended December 31, 2012 and 2011, the Company had submitted bid bonds or performance bonds on both official tenders or awarded contracts. At December 31, 2012 and 2011, cash in the amount of $810,396 and $760,037, respectively, was restricted for bid or performance bonds.

Accounts Receivable

Based on management’s evaluation of uncollected accounts receivable at the end of each year, bad debts are provided for utilizing the allowance method.  At December 31, 2012 and 2011, the Company’s investment in accounts 90 days or more past due was $1,326,798 and $1,398,668, respectively, net of contract retainages.  Bad debt expense for the years ending December 31, 2012, 2011, and 2010 was $230,485, $44,000 and $0, respectively.

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

Goodwill

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

Intangible Assets

Intangible assets are comprised of customer lists and software with estimated useful lives of seven and five years, respectively. Intangible assets are amortized over their estimated lives using the straight-line method.

Impairment of Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in circumstances have indicated that an asset may not be recoverable and are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest charges) is less than the carrying value of the assets, the assets will be written down to the estimated fair value and such loss is recognized in income from continuing operations in the period in which the determination is made. Management determined that no impairment of long-lived assets existed as of December 31, 2012 and 2011.

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

Management has evaluated the Company’s tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance.  With few exceptions, the Company is no longer subject to income tax examinations by the U.S. federal, state or local tax authorities for years before 2009.

Capital

The Company has 12,000,000, $.01 par value, shares of authorized common stock.  There were 5,039,632 and shares issued and outstanding at December 31, 2012 and 4,704,632 shares issued and outstanding at December 31, 2011.

Foreign Currency Translation

Results of operations for the Company’s foreign branch office and foreign wholly-owned subsidiary are translated from the designated functional currency to the U.S. dollar using average exchange rates during the period, while assets and liabilities of the foreign branch office are translated at the exchange rate in effect at the reporting date.  Resulting gains or losses from translating foreign currency financial statements are included in accumulated other comprehensive loss.

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

Earnings per Share

The Company presents two categories of earnings per share, basic EPS and diluted EPS.  Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Stock Compensation Plans

The Company measures and recognizes compensation expense for all share-based payment awards to employees and directors based on estimated fair values.

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

For the fiscal years ended December 31, 2012 and 2011, the application of valuation techniques applied to similar assets and liabilities has been consistent.  The following is a description of the valuation methodologies used for instruments measured at fair value:

Certificates of Deposit

Certificates of deposit are carried at cost, which approximates fair value based upon observable market prices of similar instruments.  If observable market prices are not available, fair values are estimated by discounting expected future cash flows applying interest rates currently being offered.  For the fiscal years ended December 31, 2012, and 2011, all certificates of deposit are valued using Level 2 inputs and are valued at $0 and $924,294, respectively.

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

Reclassifications

Certain items on the Balance Sheet as of December 31, 2011 have been reclassified with no effect on net income or earnings per share to be consistent with the classifications adopted as of December 31, 2012.

Recent Accounting Pronouncements

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

In July 2012, the FASB issued ASU 2012-02, "Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment," which provides entities with the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If the entity concludes that it is more likely than not that the asset is impaired, it is required to determine the fair value of the intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value in accordance with Topic 350. If the entity concludes otherwise, no further quantitative assessment is required. ASU 2012-02 is effective on January 1, 2013. The Company does not expect the adoption of ASU 2012-02 will have a material impact on the Company’s consolidated financial statements.

3.        ACCOUNTS RECEIVABLE

Accounts receivable at December 31, consists of the following:

	2012	2011

Trade receivables	$4,869,164	$5,598,124
Costs in excess of billings and estimated earnings	702,725	638,950
Contract retainage	314,124	602,360
Allowance for doubtful accounts	(115,000)	(85,000)
Totals	$5,771,013	$6,754,434

4.        INVENTORY

Inventory consists of the following at December 31:

	2012	2011

Electronic components	$1,982,088	$2,078,432
Work in process	1,937,245	1,446,419
Finished goods	1,098,135	662,859
Allowance for obsolete inventory	(725,963)	(667,180)
Totals	$4,291,505	$3,520,530

5.        PROPERTY AND EQUIPMENT

A summary of property and equipment at December 31 is as follows:

	2012	2011
Furniture, fixtures and equipment	$2,395,252	$1,915,375
Vehicles	253,176	253,176
Leasehold improvements	1,563,857	1,555,057
Totals	$4,212,285	$3,723,608

Accumulated depreciation at December 31 is as follows:

	2012	2011
Furniture, fixtures and equipment	$1,710,419	$1,554,629
Vehicles	237,626	232,527
Leasehold improvements	566,022	411,572
Totals	$2,514,067	$2,198,728
Property and Equipment, Net	$1,698,218	$1,524,880

Depreciation expense totaled $315,338, $267,741 and $277,868 for the years ended December 31, 2012, 2011 and 2010, respectively.

6.        INTANGIBLES

A summary of intangible assets at December 31 is as follows:

2012
Customer relationships	$659,000
Software technology	201,000
Total	$860,000

Accumulated amortization at December 31 is as follows:

2012
Customer relationships	$54,917
Software technology	23,450
Total	$78,367
Intangibles, net of amortization	$781,633

Amortization expense totaled $78,367 for the year ended December 31, 2012.  There were no intangible assets in 2011 and no amortization expense in 2011 and 2010.

7.        CONTRACTS IN PROGRESS

A summary of contracts in progress at December 31 is as follows:

	2012	2011
Costs incurred to date	$7,577,349	$4,158,690
Estimated earnings	4,135,820	1,957,728
Revenue recognized to date	11,713,169	6,116,418
Billings to date	(11,316,592)	(5,678,483)
	$396,577	$437,935
Included in the accompanying balance sheets:
Costs in excess of billings on uncompleted contracts (unbilled receivables)	$702,725	$638,950
Billings in excess of costs on uncompleted contracts	(306,148)	(201,015)
	$396,577	$437,935

8.        LINE OF CREDIT

The Company has a $3,000,000 line of credit with a commercial bank.  The line of credit is collateralized by substantially all of the assets of the Company and expires September 5, 2013.  Under the terms of the line of credit, the Company is required to maintain certain financial covenants.  Interest is charged at the bank’s prime rate and is payable monthly.  There was no balance outstanding at December 31, 2012 and 2011.

The Company frequently bids on and enters into international contracts that require bid and performance bonds.  At December 31, 2012 and 2011, the commercial bank had issued standby letters of credit on behalf of the Company in the amount of $1,094,162 and $898,013, respectively that served as either bid or performance bonds.  The amount available under the line of credit was reduced by this amount.

 9.       OTHER ACCRUED EXPENSES

Components of other accrued expenses consist of the following at December 31:

	2012	2011

Accrued vacation pay	$480,307	$264,260
Accrued warranty costs	299,000	270,000
Customer advance payments	214,921	781,896
Other accruals	140,051	108,458
Totals	$1,134,279	$1,424,614

10.      ACCRUED WARRANTY COSTS

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

Balance as of December 31, 2009	$304,000
Reserve adjustment	7,000
Balance as of December 31, 2010	311,000
Reserve adjustment	(41,000)
Balance as of December 31, 2011	270,000
Reserve adjustment	29,000
Balance as of December 31, 2012	$299,000

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

The Company leases office space in Englewood, Colorado.  The monthly lease expenses are $9,715.  The Company entered into a ninety month lease extension in August 2012.  The extension begins on February 1, 2013.  The monthly rent for the first year will be $9,277 and increases 2 percent per annum.  The Company leases office and warehouse space in Round Rock, Texas.  The 27 month lease, expiring on July 31, 2014, requires monthly payments of $3,856.  The Company leases office and warehouse space in West Palm Beach, Florida. The one year lease, expiring December 31, 2013, requires monthly payments of $3,044.  The Company’s wholly owned subsidiary, Sutron Hydromet Systems, Pvt., Ltd., leases office space and furniture in New Delhi, India. The lease expires in March 2014 and requires monthly payments of $2,480.

The following is a schedule of future minimum lease payments by year:

Years ending December 31:
2013	$753,098
2014	700,265
2015	673,276
2016	673,276
2017	673,276
2018 and thereafter	1,091,814
Total	$4,565,005

Rent expense amounted to $522,965, $410,773 and $453,589 for the years ended December 31, 2012, 2011 and 2010, respectively.

12.      INCOME TAXES

The income tax expense charged to operations for the years ended December 31, were as follows:

	2012	2011	2010
Domestic income tax expense	$111,000	$711,000	$1,473,000
Foreign income tax expense	328,000	33,000	121,000
Deferred tax benefit	(150,000)	(34,000)	(114,000)
Total income tax expense	$289,000	$710,000	$1,480,000

Deferred tax assets, are comprised of the following at December 31:

	2012	2011	2010
Accrued vacation and warranty	$304,000	$208,000	$219,000
Stock compensation additional paid in capital	218,000	160,000	163,000
Accounts receivable and inventory allowances	125,000	113,000	95,000
Intangibles	19,000	-	-
Gross deferred tax assets	666,000	481,000	477,000

Gross deferred tax liability – depreciation	(39,000)	(69,000)	(99,000)
Net deferred tax assets	$627,000	$412,000	$378,000

The realization of the deferred tax assets is dependent on future taxable earnings. The Company has not provided for a deferred tax asset valuation allowance due to their current and anticipated future earnings.

Reconciliation of the amount of reported income tax expense and the amount computed by multiplying the applicable statutory Federal income tax rate is as follows:

	2012	2011	2010
Income before income taxes	$1,431,800	$2,230,674	$4,467,392
Applicable statutory tax rate	34%	34%	34%
Computed “expected” Federal income tax expense	487,000	758,000	1,519,000
Adjustments to Federal income tax resulting from:
State income tax expense	24,000	99,000	267,000
Tax credits and other	(222,000)	(147,000)	(306,000)
Income tax expense	$289,000	$710,000	$1,480,000

13.      MAJOR CUSTOMERS

Net sales for the years ended December 31, 2012, 2011 and 2010, include sales to the following major customers, together with the receivables due from the major customers:

	Net Sales			% to Total Net Sales
	Year Ended December 31,			Year Ended December 31,
	2012	2011	2010	2012	2011	2010
U.S. Government Agencies	$5,305,622	$5,778,656	$8,291,418	21%	29%	36%
Ministry of Energy and Water, Afghanistan	2,750,143	2,268,219	686,133	11%	11%	3%
	$8,055,765	$8,046,875	$8,977,551	32%	40%	39%

	Accounts Receivable			% of Total Accounts
	Amount at December 31,			Receivable at December 31,
	2012	2011	2010	2012	2011	2010
U.S. Government Agencies	$211,639	$1,460,810	$1,183,509	4%	22%	22%
Ministry of Energy and Water, Afghanistan	1,325,693	1,447,536	577,035	23%	21%	11%
	$1,537,332	$2,908,346	$1,760,544	27%	43%	33%

The above table includes unbilled accounts receivable. As of December 31, 2012 and 2011, unbilled receivables of $0 and $460,000 are included for Ministry of Energy and Water, Afghanistan.

Because of the nature of the Company’s business, the major customers may vary between years.

14.      CONCENTRATIONS

The Company’s bank participates in the FDIC’s Transaction Account Guarantee Program.  Under that program, through December 31, 2012, all non-interest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account.  Coverage is in addition to, and separate from, the coverage available under the FDIC’s general deposit insurance rules.  The Company also maintains accounts that are not covered by the guarantee program.  At times throughout the year, cash and cash equivalents exceeded the FDIC insurance limits in these accounts.  As of December 31, 2012 and 2011, the Company’s cash deposits exceeded the FDIC insured amount by approximately $7,548,000 and $9,665,000, respectively.

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

The Company has granted stock options under the Stock Option Plans to key employees and directors for valuable services provided to the Company.  Under the 1996 Plan, the Company authorized 260,000 shares, 259,000 of which have been granted.   The Company authorized 60,000 shares under the 1997 Plan, all of which have been granted.  Under the 2002 Stock Option Plan, the Company authorized 650,000 shares, 597,059 of which have been granted.  The 1996, 1997 and 2002 Plans remain in effect until such time as no shares of Stock remain available for issuance under the Plans and the Company and the person awarded options have no further rights or obligations under the Plans.  Under the 2010 Equity Incentive Plan, the Company authorized 500,000 shares, 79,500 of which have been granted as restricted stock units.  The ability to make awards under the 2010 Plan will terminate in May 2020.  Stock options under all of the plans may be granted at not less than 100 percent of the fair market value at the grant date.  All outstanding options have a ten-year term from the date of grant.  Cancelled or expired options can be reissued.

The Company measures and recognizes compensation expense for all stock-based payments at fair value. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option or restricted stock unit (RSU) vesting term. There were no stock options granted during the twelve months ended December 31, 2012.  There were 79,500 RSU’s granted to key employees and directors during the twelve months ended December 31, 2012 however 10,125 RSU’s failed to meet their goals and did not vest.   Stock based compensation expense relating to stock option awards and RSU’s for the years ended December 31, 2012, 2011 and 2010 was $137,554, $103,216 and $81,175, respectively.  These expenses were included in the cost of sales and selling, general and administrative lines of the Consolidated Statements of Operations. Unamortized stock compensation expense as of December 31, 2012 relating to stock options totaled approximately $30,139 and these costs will be expensed over a weighted average period of 2.5 years. Unamortized stock compensation expense as of December 31, 2012 relating to RSU’s totaled approximately $190,000 and these costs will be expensed over a weighted average period of 2.5 years.

For stock options granted during the years ended December 31, 2011 and 2010, the Company used the Black-Scholes model to estimate the fair value of the options.  The Black-Scholes model estimates the per share fair value of an option on its date of grant based on the option’s exercise price; the price of the underlying stock on the date of grant; the estimated dividend yield; a “risk-free” interest rate; the estimated option term; and the expected volatility. For the “risk-free” interest rate, the Company uses a United States Treasury Bond due in the number of years equal to the option’s expected term. The estimated option term is based upon the contractual term of the option. To determine expected volatility, the Company analyzes the historical volatility of its stock.  The valuation assumptions used are shown below:

	2011			2010
Risk free rate	2.66%	-	3.19%	3.36%
Expected volatility			39%	17%
Dividend yield			0%	0%
Expected term in years			10	10

The following table summarizes stock option activity under the Stock Option Plans for the last three years:

	2012
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	492,978	$2.61	2.93	$1,925,176
Granted	-	-	-	-
Exercised	335,000	.82	-	1,493,031
Forfeited or expired	2,000	4.45	-	-
Outstanding at end of period	155,978	$6.45	5.55	$33,991
Exercisable at end of period	134,978	$6.45	5.27	$33,991
Nonvested at end of period	21,000	$6.47	7.38	$-

	2011
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	634,252	$2.37	3.59	$2,747,390
Granted	18,559	6.86	-	-
Exercised	129,000	.99	-	529,095
Forfeited or expired	30,833	6.94	-	-
Outstanding at end of period	492,978	$2.61	2.93	$1,925,176
Exercisable at end of period	446,908	$2.20	2.42	$1,925,176
Nonvested at end of period	46,070	$6.62	7.88	$-

	2010
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	589,252	$2.01	4.08	$3,071,261
Granted	50,000	6.47	-	-
Exercised	5,000	.68	-	30,725
Forfeited or expired	-	-	-	-
Outstanding at end of period	634,252	$2.37	3.59	$2,747,390
Exercisable at end of period	573,582	$1.92	3.09	$2,741,701
Nonvested at end of period	60,670	$6.61	8.32	$5,690

For RSU’s granted during the year ended December 31, 2012, fair value was determined based on the market value of the stock on the date of grant and the estimated probability of meeting the certain individual and company goals.   The following table summarizes RSU activity under the Equity Incentive Plan for the year ended December 31, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding restricted stock units at January 1, 2012	-	$-	-	$-
Granted	79,500	4.21	-	334,865
Forfeited	10,125	4.21	-	51,131
Vested	-	-	-	-
Outstanding restricted stock units at December 31, 2012	69,375	$4.21	2.56	$350,344
Restricted stock units expected to vest	55,275	$4.21	2.56	$279,139

When stock options are exercised and restricted stock vests, the difference between the assumed tax benefit and the actual tax benefit must be recognized in the Company’s financial statements. In circumstances in which the actual tax benefit is lower than the estimated tax benefit, that difference is recorded in equity, to the extent there are sufficient accumulated excess tax benefits. At December 31, 2012, our accumulated excess tax benefits are sufficient to absorb any future differences between actual and estimated tax benefits for all of our outstanding option and restricted stock grants.  The excess of actual tax deductions over amounts assumed, which are recognized in shareowners’ equity, were $603,993, $211,638 and $12,000 in 2012, 2011 and 2010.

16.      EARNINGS PER SHARE

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock.

	Twelve Months Ended December 31,
	2012	2011	2010

Net income	$1,142,800	$1,520,674	$2,987,392
Shares used in calculation of income per share:
Basic	4,802,569	4,619,542	4,573,810
Effect of dilutive options	86,858	301,752	421,331
Diluted	4,889,427	4,921,294	4,995,141
Net income per share:
Basic	$.24	$.33	$.65
Diluted	$.23	$.31	$.60

Stock options that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS, because to do so would have been anti-dilutive, were 139,000, 138,000 and 45,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

17.      ACQUISITION

On May 24, 2012, the Company completed its acquisition of IPS MeteoStar (“MeteoStar”), pursuant to an Agreement dated May 1, 2012 for the cash amount of $4,241,914.  MeteoStar was a privately held company with offices in Englewood, Colorado and Round Rock, Texas.  MeteoStar specializes in software applications for aviation, hydrology, meteorology, transportation, energy, research, and the military and in providing air quality systems.    MeteoStar’s results of operations and the estimated fair value of assets acquired and liabilities assumed were included in the Company’s consolidated financial statements beginning May 24, 2012.

The purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date.  The Company’s allocation of the total purchase price is as follows:

Value
Property and equipment	$309,545
Deferred asset	64,866
Accrued expenses	(190,782)
Intangible assets	860,000
Goodwill	3,198,285
Totals	$4,241,914

Goodwill

The goodwill amount of $3,198,285 represents the excess of the purchase price over the fair value of the identified net tangible and intangible assets.  The goodwill recognized in this acquisition was derived from expected benefits from future technology, sales synergies and a knowledgeable and experienced workforce who joined the Company.  Goodwill will not be amortized, but will be tested instead for impairment annually in the fourth quarter of each fiscal year or more frequently if certain indicators of impairment are present.  Goodwill is expected to be tax deductible for income tax purposes.  There is no impairment of goodwill as of December 31, 2012.

18.      PROFIT SHARING PLAN

The Company has a 401(k) Profit-Sharing Plan that covers substantially all employees of the Company.  The 401(k) provision permits employees to elect to defer a portion of their compensation.  The Plan was amended in July 2010 to allow for employer matching of up to 5 percent.  The profit-sharing contribution is determined each year by the Board of Directors based on profits.  The Company did not make a profit sharing contribution for the years ended December 31, 2012, 2011 and 2010.  The employer matching contribution was approximately $314,000, $240,000 and $201,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

19.      SEGMENT INFORMATION

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

	Years Ended Dec. 31	Net Sales	Operating Income (Loss)	Total Assets	Depreciation	Capital Expenditures
Standard Products	2012	$8,132	$1,163	$6,728	$139	$9
	2011	9,023	1,166	6,021	147	36
	2010	12,944	2,866	5,802	95	29

Systems/Services	2012	17,098	194	7,266	176	170
	2011	11,199	963	6,502	121	51
	2010	10,032	1,551	5,284	183	71

Corporate and Unallocated	2012	-	-	12,916	-	-
	2011	-	-	11,560	-	-
	2010	-	-	11,901	-	-

Total Company	2012	$25,230	$1,357	$26,910	$315	$179
	2011	20,222	2,129	24,083	268	87
	2010	22,976	4,417	22,987	278	100

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

	2012	2011	2010
Central and South America	$2,278	$3,852	$3,703
Canada	1,707	1,759	1,959
Asia	3,380	1,570	1,746
Europe and other	2,723	473	736
Middle East	4,336	2,978	719
	$14,424	$10,632	$8,863

20.      SUMMARIZED QUARTERLY UNAUDITED FINANCIAL DATA

	2012
	Q1	Q2	Q3	Q4
Net sales	$3,737,181	$6,804,168	$7,042,056	$7,646,114
Gross profit	1,426,592	2,776,502	2,961,935	2,852,056
Operating income (loss)	(131,493)	801,325	685,224	1,961
Net income (loss)	$(76,109)	$551,670	$490,452	$176,787
Basic income (loss) per common share	$(0.02)	$0.12	$0.10	$0.04
Diluted income (loss) per common share	$(0.02)	$0.11	$0.10	$0.04

	2011
	Q1	Q2	Q3	Q4
Net sales	$4,880,619	$3,848,508	$5,415,230	$6,078,012
Gross profit	1,848,626	1,380,086	2,316,241	2,351,331
Operating income (loss)	454,452	(73,214)	826,730	921,191
Net income (loss)	$301,577	$(21,372)	$541,000	$699,469
Basic income per common share	$0.07	$0.00	$0.12	$0.15
Diluted income per common share	$0.06	$0.00	$0.11	$0.14

	2010
	Q1	Q2	Q3	Q4
Net sales	$4,899,840	$5,472,936	$5,833,904	$6,768,920
Gross profit	1,911,511	2,343,781	2,565,869	3,273,775
Operating income	505,758	907,048	1,157,869	1,846,183
Net income	$333,743	$586,738	$782,295	$1,284,616
Basic income per common share	$0.07	$0.13	$0.17	$0.28
Diluted income per common share	$0.07	$0.12	$0.16	$0.26

Our results for the quarter ended September 30, 2012 were restated to correct for an error in the computation of contract revenue. The error was in the calculation of estimated costs to complete a contract resulting in estimated costs at completion being understated and revenue being overstated.  The results were restated to decrease revenue in the amount of $236,943 and decrease net income by $134,943.

The sum of the quarterly earnings per share amounts do not equal the amount reported for the full year since per share amounts are computed independently for each quarter and for the full year based on respective weighted-average shares outstanding and other dilutive potential shares.

21.      LEGAL CONTINGENCIES

There are currently no legal claims that, in the opinion of management have a material effect on our financial statements.

22.     SUBSEQUENT EVENT

On March 6, 2013, the Company acquired Sabio Instruments (“Sabio”) for the cash amount of $1,200,000.  Sabio was a privately held company with its factory and office located in Georgetown, Texas.  Sabio specializes in environmental products and services in the air quality market.    Sabio’s results of operations and the estimated fair value of assets acquired and liabilities assumed will be included in the Company’s consolidated financial statements beginning March 6, 2013.

Item 9 - Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Exchange Act). Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2012 because of the material weakness described below.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management determined that our internal control over financial reporting was not effective as of December 31, 2012 because of the following material weakness in internal control over financial reporting:

•	Procedure for the review of estimated costs to complete used in contract revenue calculations was not adequate to identify and correct errors in a timely manner.

As a result of this control weakness, management performed additional procedures at year end that were designed to ensure that the impact on the financial statements was minimized, and thus, management believes that the financial statements are accurate in all material respects.

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

The remainder of information required for this Item is incorporated by reference to the Proxy Statement to be filed in connection with our 2013 Annual Meeting of Shareholders.

Item 11 - Executive Compensation

The information required for this Item is incorporated by reference to the Proxy Statement to be filed in connection with our 2013 Annual Meeting of Shareholders.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required for this Item is incorporated by reference to the Proxy Statement to be filed in connection with our 2013 Annual Meeting of Shareholders.

Item 13 - Certain Relationships, Related Transactions and Directors Independence

The information required for this Item is incorporated by reference to the Proxy Statement to be filed in connection with our 2013 Annual Meeting of Shareholders.

Item 14 – Principal Accounting Fees and Services

The information required for this Item is incorporated by reference to the Proxy Statement to be filed in connection with our 2013 Annual Meeting of Shareholders.

PART IV

Item 15 – Exhibits, Financial Statements and Schedules

(a)(1 and 2)  Financial Statements and Schedules

The financial statements listed in Item 8 in the Index to Consolidated Financial Statements on page 21 are filed as part of this report.

(b) Exhibits

3.1*	Articles of Incorporation of the Company, dated December 19, 1995, as amended on September 1, 1983 and May 10, 1995
3.2	By-laws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on December 5, 2007, File No. 000-12227)
10.1
Asset Purchase Agreement  by and among  Sutron Corporation, IPS MeteoStar, Inc., Information Processing Systems of California, Inc., Clarence L. Boice and Shirley H. Boice, dated April 30, 2012 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on May 4, 2012)

10.2	Amended and Restated 2002 Stock Option Plan** (incorporated by reference to Exhibit 10.23 of the Company’s Form 10-K filed March 28, 2012)
10.3	Form of Stock Option Agreement** (incorporated by reference to Exhibit 10.24 of the Company’s Form 10-K filed March 28, 2012)
10.4	2010 Equity Incentive Plan** (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed on April 30, 2010)
10.5
Loan Modification Agreement dated September 16, 2011 between Sutron Corporation and Branch Banking and Trust Company of Virginia, a North Carolina Banking Corporation (incorporated by reference to Exhibit 10.25 of the Company’s Form 10-K filed March 28, 2012)

23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors, President and Chief Executive Officer
31.2*	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chief Financial Officer and Treasurer
32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	Taxonomy Extension Schema Document
101.CAL	Taxonomy Extension Calculation Linkbase Document
101.DEF	Taxonomy Extension Definition Linkbase Document
101.LAB	Taxonomy Extension Label Linkbase Document
101.PRE	Taxonomy Presentation Linkbase Document

*     Filed herewith
**   Indicates management contract or compensatory plan or arrangement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sutron Corporation

(Registrant)

/s/ Raul S. McQuivey	Date: March 29, 2013
By: Raul S. McQuivey,
Chairman of the Board of Directors, President and Chief Executive Officer

In accordance with the Securities Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Raul S. McQuivey	Date: March 29, 2013
By: Raul S. McQuivey,
Chairman of the Board of Directors, President and Chief Executive Officer

/s/ Daniel W. Farrell	Date: March 29, 2013
By: Daniel W. Farrell, Director and Senior Vice President

/s/ Andrew D. Lipman	Date: March 29, 2013
By: Andrew D. Lipman, Director

/s/ Leland R. Phipps	Date: March 29, 2013
By: Leland R. Phipps, Director

/s/ John F. DePodesta	Date: March 29, 2013
By: John F. DePodesta, Director

/s/ Larry C. Linton	Date: March 29, 2013
By: Larry C. Linton, Director

/s/ Ashish H. Raval	Date: March 29, 2013
By: Ashish H. Raval, Director and Senior Vice President

/s/ Sidney C. Hooper	Date: March 29, 2013
By: Sidney C. Hooper, Chief Financial Officer
(Principal Financial and Accounting Officer)