Form 10-Q
period 2013-03-31
SUTRON CORP
filed 2013-05-15
CIK 728331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

There were 5,057,009 outstanding shares of the issuer's only class of common equity, Common Stock, $0.01 par value, on May 14, 2013.

SUTRON CORPORATION
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED MARCH 31, 2013

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

SUTRON CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31,	December 31,
	2013	2012

ASSETS
Current Assets:
Cash and cash equivalents	$4,293,399	$7,576,374
Restricted cash and cash equivalents	748,696	810,396
Accounts receivable, net	7,301,877	5,771,013
Inventory	4,608,824	4,291,505
Prepaid items and other assets	885,577	248,546
Income taxes receivable	1,230,177	1,202,709
Deferred income taxes	711,000	666,000
Total Current Assets	19,779,550	20,566,543

Property and Equipment, Net	1,706,503	1,698,218
Other Assets
Goodwill	4,754,152	3,768,435
Intangbiles, net of amortization	748,048	781,633
Other Assets	93,758	95,217
Total Assets	$27,082,011	$26,910,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,361,115	$1,300,917
Accrued payroll	245,668	464,942
Deferred revenue	446,870	531,397
Other accrued expenses	1,349,907	1,134,279
Billings in excess of costs and estimated earnings	437,865	306,148
Total Current Liabilities	3,841,425	3,737,683
Long-Term Liabilities
Deferred rent	921,443	1,006,893
Deferred income taxes	98,000	39,000
Total Long-term Liabilities	1,019,443	1,045,893
Total Liabilities	4,860,868	4,783,576
Stockholders’ Equity
Common stock, 12,000,000 shares authorized; 5,057,009 and 5,039,632 issued and outstanding	50,469	50,397
Additional paid-in capital	5,245,707	5,185,325
Retained earnings	17,103,553	17,073,351
Accumulated other comprehensive loss	(178,586)	(182,603)
Total Stockholders’ Equity	22,221,143	22,126,470
Total Liabilities and Stockholders’ Equity	$27,082,011	$26,910,046

See accompanying notes.

SUTRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Revenue	$6,455,110	$3,737,181

Cost of goods sold	3,808,969	2,310,589
Gross profit	2,646,141	1,426,592

Operating expenses:
Selling, general and administrative expenses	1,634,003	1,004,816
Research and development expenses	970,139	553,269
Total operating expenses	2,604,142	1,558,085

Operating income (loss)	41,999	(131,493)

Financing income, net	3,203	11,384

Income (loss) before income taxes	45,202	(120,109)

Income tax expense (benefit)	15,000	(44,000)

Net income (loss)	$30,202	$(76,109)

Net income (loss) per share:

Basic income (loss) per share	$0.01	$(0.02)

Diluted income (loss) per share	$0.01	$(0.02)

Comprehensive income (loss):

Net income (loss)	30,202	(76,109)

Foreign currency translation adjustments	4,017	22,572

Comprehensive income (loss)	$34,219	$(53,537)

See accompanying notes.

SUTRON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net income	$30,202	$(76,109)
Noncash items included in net income:
Depreciation and amortization	129,925	99,182
Deferred income taxes	23,000	(12,000)
Stock based compensation	42,528	24,978
Tax benefit from stock options exercised	(12,996)	(3,093)
Change in current assets and liabilities:
Accounts receivable	(1,448,011)	2,601,836
Inventory	(150,221)	(701,607)
Prepaid items and other assets	(633,764)	6,754
Income taxes receivable	(14,472)	(165,499)
Accounts payable	60,198	105,867
Accrued expenses	(46,768)	(146,482)
Deferred revenues	(84,527)	(9,853)
Billings in excess of costs and estimated earnings	131,717	147,063
Deferred rent	(85,450)	2,211
Net Cash Provided (Used) by Operating Activities	(2,058,639)	1,873,248

Cash Flows from Investing Activities:
Restricted cash and cash equivalents	61,700	34,274
Purchase of property and equipment	(95,108)	2,093
Certificate of deposit	-	(966)
Other assets	1,459	3,606
Business acquisition	(1,214,330)	-
Net Cash Provided (Used) by Investing Activities	(1,246,279)	39,007

Cash Flows from Financing Activities:
Tax benefit from stock options exercised	12,996	3,093
Proceeds from stock options exercised	4,930	22,250
Net Cash Provided (Used) by Financing Activities	17,926	25,343

Effect of exchange rate changes on cash and cash equivalents	4,017	35,621
Net increase (decrease) in cash and cash equivalents	(3,282,975)	1,973,219
Cash and Cash Equivalents, beginning of period	7,576,374	8,737,543
Cash and Cash Equivalents, end of period	$4,293,399	$10,710,762

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

The financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. The consolidated balance sheet as of December 31, 2012 was derived from the audited financial statements for the year then ended.

In the opinion of the Company, all adjustments necessary to present fairly the financial position of the Company and the results of its operations and its cash flows have been included in the accompanying financial statements. The results of operations for interim periods are not necessarily indicative of the expected results for the full year.

We recommend that you read the unaudited consolidated financial statements included herein in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 29, 2013.

2.  Significant Accounting Policies

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These judgments are difficult as matters that are inherently uncertain directly impact their valuation and accounting. Actual results may vary from management’s estimates and assumptions. The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission.

Recent Accounting Standards

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

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.”  The amendments in this ASU clarify the scope for derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions that are either offset or subject to netting arrangements.  An entity is required to apply the amendments for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.  The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  The amendments in this ASU require an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income.  In addition, the amendments require a cross-reference to other disclosures currently required for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period.  Companies should apply these amendments for fiscal years, and interim periods within those years, beginning on or after December 15, 2012.  The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

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

The Company measures and recognizes compensation expense for all stock-based payments at fair value. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option or restricted stock unit (RSU) vesting term. There were no stock options or RSU’s granted during the three months ended March 31, 2013.  Stock based compensation expense relating to stock option awards and RSU’s for the three months ended March 31, 2013 and 2012 was $42,528 and $24,978, respectively. These expenses were included in the cost of sales and selling, general and administrative lines of the Consolidated Statements of Operations. Unamortized stock compensation expense as of March 31, 2013 relating to stock options totaled approximately $26,667 and these costs will be expensed over a weighted average period of 2.4 years. Unamortized stock compensation expense as of March 31, 2013 relating to RSU’s totaled approximately $153,076 and these costs will be expensed over a weighted average period of 2.7 years.

The following table summarizes stock option activity under the Stock Option Plans for the three months ended March 31, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	155,978	$6.45	5.55	$33,991
Granted	-	-	-	-
Exercised	7,252	.68	-	32,489
Forfeited or expired	-	-	-	-
Outstanding at end of period	148,726	$6.73	4.82	$7,300
Exercisable at end of period	127,726	$6.77	4.57	$7,300
Nonvested at end of period	21,000	$6.47	6.38	$-

The following table summarizes RSU activity under the 2010 Equity Incentive Plan for the three months ended March 31, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding restricted stock units at January 1, 2013	69,375	$4.21	2.56	$350,344
Granted	-	-	-	-
Forfeited	-	-	-	-
Vested	10,125	-	-	51,131
Outstanding restricted stock units at March 31, 2013	59,250	$4.21	2.66	$299,213
Restricted stock units expected to vest	45,656	$4.21	2.66	$230,564

4.           Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings (loss) per share and the effect on weighted average number of shares of potential dilutive common stock.

	Three Months Ended March 31,
	2013	2012

Net income (loss)	$30,202	$(76,109)
Shares used in calculation of income per share:
Basic	5,056,767	4,705,127
Effect of dilutive options	60,565	292,328
Diluted	5,117,332	4,997,455
Net income (loss) per share:
Basic	$0.01	$(0.02)
Diluted	$0.01	$(0.02)

5.           Completed Acquisition

On March 6, 2013 the Company completed its acquisition of substantially all of the commercial and operating assets of Sabio Instruments (“Sabio”) for the cash amount of $1,214,330.  Sabio provides air quality monitoring products including ambient air instrumentation and continuous emission monitoring systems.  The acquisition of Sabio was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the acquisition date.

The purchase consideration was allocated to the tangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date.  The Company’s allocation of the total purchase price is as follows:

Value
Accounts Receivable	$82,853
Inventory	167,099
Prepaid items and other assets	3,267
Property and equipment	9,516
Deferred tax asset	9,000
Accrued expenses	(43,122)
Goodwill	985,717
Totals	$1,214,330

Goodwill

The goodwill amount of $985,717 represents the excess of the purchase price over the fair value of the identified net tangible assets.  The goodwill recognized in this acquisition was derived from expected benefits from future technology, sales synergies and a knowledgeable and experienced workforce who joined the Company.  Goodwill will not be amortized, but will be tested instead for impairment annually in the fourth quarter of each fiscal year or more frequently if certain indicators of impairment are present.  Goodwill is expected to be tax deductible for income tax purposes.  There is no impairment of goodwill as of March 31, 2013.

Intangible Assets

Intangible assets will be reviewed and may be established.  Any material adjustments to the estimates will be reflected, retroactively, as of the date of the acquisition including valuation of any intangible assets that have not yet been reviewed.

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements made in this Quarterly Report on Form 10-Q, including without limitation this Management's Discussion and Analysis of Financial Condition and Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may sometimes be identified by such words as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. We believe that it is important to communicate our future expectations to investors. However, these forward-looking statements involve many risks and uncertainties including those identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors.  We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results.

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

We began fiscal year 2013 with a backlog of approximately $13,354,000 as compared to beginning fiscal year 2012 with a backlog of approximately $9,599,000.  As of March 31, 2013, our backlog totaled approximately $13,161,000.  We have historically experienced significant fluctuations in our quarterly sales and revenues and anticipate that we will continue to experience significant quarterly fluctuations in our sales and revenues in 2013.  Operating results will depend upon the product mix and upon the timing and execution of project awards.

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

On March 6, 2013, we completed the acquisition of substantially all of the commercial and operating assets of Sabio Instruments (“Sabio”).  With this acquisition, we expanded our line of environmental monitoring instrumentation into the expected growth market of air quality monitoring and we are positioned to provide a comprehensive set of monitoring and warning solutions.  We will continue to seek other acquisitions that are compatible with our strategic focus.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with generally accepted accounting principles as recognized in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, the valuation of inventory, and valuation of deferred tax assets and liabilities, warranty obligations and accruals. We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For a complete description of accounting policies, see Note 2 to our financial statements included in the Company's Form 10-K for the year ended December 31, 2012. There were no significant changes in critical accounting estimates in the first quarter of 2013.

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:
	Three Months Ended March 31,
	2013	2012

Revenue	100.0%	100.0%
Cost of goods sold	59.0	61.8
Gross profit	41.0	38.2

Selling, general and administrative expenses	25.3	26.9
Research and Development expenses	15.0	14.8
Operating income	0.7	(3.5)
Interest and other income	0.0	0.3
Income before income taxes	0.7	(3.2)
Income tax expense (benefit)	0.2	(1.2)
Net income (loss)	0.5%	(2.0	) %

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenue

Revenue for the first quarter ended March 31, 2013 was $6,455,110 as compared to revenue of $3,737,181 in the first quarter of 2012.  Revenue is broken down between standard products and systems, software and services.  Standard products had a revenue increase of 16% to $2,841,190 from $2,416,975 in 2012.  Revenue for systems, software and services increased 174% to $3,613,920 from $1,320,206 in 2012.  The increase is attributed to an increased project backlog and activity in 2013 as compared to 2012 and to approximately $1,727,000 of revenue relating to the MeteoStar Division.

Overall domestic revenue increased 75% to $3,348,827 in the first quarter of 2013 versus $1,908,782 in 2012 while international revenues increased 70% to $3,106,283 in the first quarter of 2013 versus $1,828,399 in the same period in 2012.  The increase in domestic revenue is due to increased revenue of approximately $1,279,000 relating to the MeteoStar Division which constituted $0 in domestic revenue in the first quarter of 2012.  The increase in international revenue is due to increased project activity and to revenue of approximately $448,000 relating to the MeteoStar division which constituted $0 in international revenue in the first quarter of 2012.

Customer orders or bookings in the first quarter of 2013 decreased 4% to $6,262,217 as compared to $6,535,036 in the first quarter of 2012.

Cost of Goods Sold

Cost of goods sold as a percentage of revenue was 59% for the first quarter of 2013 as compared to 62% for the first quarter of 2012.   Standard product cost of goods sold was approximately 57% in the first quarter of 2013 as compared to 51% in 2012.  The increase was due to a change in the mix of products sold.  Cost of goods sold for systems, software and services was 61% in the first quarter of 2013 as compared to 81% in the first quarter of 2012.  The decrease was due to improved project activity which resulted in higher absorption of fixed costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $1,634,003 for the first quarter of 2013 from $1,004,816 for the same period in 2012. Selling, general and administrative expenses as a percentage of revenues decreased to 25% for the first quarter of 2013 from 27% for the same period in 2012.  The increase in SG&A expenses for the quarter was due to increased expenses of approximately $376,000 relating to MeteoStar operations, increased legal expenses of approximately $98,000 relating to the Sabio acquisition, increased personnel costs of approximately $50,000 and increased amortization expenses of approximately $33,000 relating to Meteostar intangible assets.

Research and Development Expenses

Research and development expenses increased to $970,139 for the first quarter of 2013 from $553,269 for the same period in 2012.  The MeteoStar Division research and development activities accounted for approximately $441,000 of the increase.  MeteoStar development efforts were focused on LEADS6 software development.

Interest and Other Income, Net

Due to our cash position, we did not use our line of credit during the first quarter of 2013.  We had interest income for the quarter ended March 31, 2013 of $3,203 as compared to interest income of $11,384 for the quarter ended March 31, 2012.

Income Taxes

Income tax expense was $15,000 for the quarter ended March 31, 2013 as compared to an income tax benefit of $44,000 for the quarter ended March 31, 2012.

Liquidity and Capital Resources

Cash and cash equivalents were $4,293,399 at March 31, 2013 compared to $7,576,374 at December 31, 2012.  Working capital decreased to approximately $16 million at March 31, 2013 compared with approximately $17 million at December 31, 2012.

Net cash used by operating activities was $2,058,639 for the first quarter ended March 31, 2013 as compared to net cash provided by operating activities of $1,873,248 for the quarter ended March 31, 2012. Net cash used by operating activities in the first quarter of 2013 was primarily due to a significant increase in accounts receivable and in prepaid expenses.

Net cash used by investing activities was $1,246,279 for the quarter ended March 31, 2013 as compared to net cash provided by investing activities was $39,007 for the quarter ended March 31, 2012.  Net cash used by investing activities in the first quarter of 2013 was primarily for the acquisition of Sabio.

Net cash provided by financing activities was $17,926 for the quarter ended March 31, 2013 as compared to net cash provided by financing activities of $25,343 for the quarter ended March 31, 2012.  Net cash provided in 2013 was primarily due to proceeds from the exercise of employee stock options and the tax benefits related to the exercise.

We have a revolving credit facility of $3,000,000 with Branch Banking and Trust (BB&T).  We are permitted to borrow based on accounts receivable and inventory according to pre-established criteria. The credit facility expires on September 5, 2013 and is secured by substantially all assets of the Company.  Borrowings bear interest at the bank’s prime rate.  During the first quarter of 2013, there was no borrowing on the line of credit. We frequently bid on and enter into contracts that require bid and performance bonds.  At March 31, 2013 and December 31, 2012, BB&T had issued standby letters of credit in the amount of $1,424,803 and $1,094,162 that served as either bid or performance bonds.  The amount available to borrow under the line of credit was reduced by these amounts.

Management believes that its existing cash resources, cash flow from operations and short-term borrowings on the existing credit line will provide adequate resources for supporting operations during fiscal 2013.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The Company’s exposure to market risk has not changed materially since December 31, 2012.

Item 4.   Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2012, the end of the fiscal period covered by this report on Form 10-Q.  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Sutron Corporation (Registrant)

May 14, 2013	By:	/s/ Raul S. McQuivey
Date		Raul S. McQuivey
President and Chief Executive Officer (Principal Executive Officer)

May 14, 2013	By:	/s/ Sidney C. Hooper
Date		Sidney C. Hooper
Chief Financial Officer and Treasurer (Principal Accounting Officer)