Form 10-Q
period 2013-06-30
SUTRON CORP
filed 2013-08-13
CIK 728331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013
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

There were 5,066,009 outstanding shares of the issuer's only class of common equity, Common Stock, $0.01 par value, on August 13, 2013.

SUTRON CORPORATION
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED JUNE 30, 2013

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SUTRON CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2013	(Audited) December 31, 2012

ASSETS
Current Assets:
Cash and cash equivalents	$6,322,489	$7,576,374
Restricted cash and cash equivalents	818,453	810,396
Accounts receivable, net	5,597,267	5,771,013
Inventory	4,893,888	4,291,505
Prepaid items and other assets	310,445	248,546
Income taxes receivable	1,277,154	1,202,709
Deferred income taxes	745,000	666,000
Total Current Assets	19,964,696	20,566,543

Property and Equipment, Net	1,679,802	1,698,218
Other Assets
Goodwill	4,754,152	3,768,435
Intangibles, net of amortization	714,463	781,633
Other Assets	90,799	95,217
Total Assets	$27,203,912	$26,910,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,149,407	$1,300,917
Accrued payroll	349,524	464,942
Deferred revenue	556,979	531,397
Other accrued expenses	1,431,795	1,134,279
Billings in excess of costs and estimated earnings	539,344	306,148
Total Current Liabilities	4,027,049	3,737,683
Long-Term Liabilities
Deferred rent	886,672	1,006,893
Deferred income taxes	145,000	39,000
Total Long-term Liabilities	1,031,672	1,045,893
Total Liabilities	5,058,721	4,783,576
Stockholders’ Equity
Common stock, 12,000,000 shares authorized; 5,066,009 and 5,039,632 issued and outstanding	50,469	50,397
Additional paid-in capital	5,283,259	5,185,325
Retained earnings	17,050,383	17,073,351
Accumulated other comprehensive loss	(238,920)	(182,603)
Total Stockholders’ Equity	22,145,191	22,126,470
Total Liabilities and Stockholders’ Equity	$27,203,912	$26,910,046

See accompanying notes.

SUTRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,
	2013	2012

Revenue	$6,343,240	$6,804,168
Cost of goods sold	3,987,068	4,027,666
Gross profit	2,356,172	2,776,502

Operating expenses:
Selling, general and administrative expenses	1,467,134	1,347,544
Research and development expenses	976,254	627,633
Total operating expenses	2,443,388	1,975,177

Operating income (loss)	(87,216)	801,325

Financing income, net	6,046	15,345

Income (loss) before income taxes	(81,170)	816,670

Income tax expense (benefit)	(28,000)	265,000
Net income (loss)	$(53,170)	$551,670

Net income (loss) per share:
Basic income (loss) per share	$(0.01)	$0.12
Diluted income (loss) per share	$(0.01)	$0.11

Comprehensive income (loss):
Net income (loss)	$(53,170)	$551,670
Foreign currency translation adjustments	(60,344)	(35,952)
Comprehensive income (loss)	$(113,514)	$515,718

See accompanying notes.

SUTRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Six Months Ended June 30,
	2013	2012

Revenue	$12,798,350	$10,541,349
Cost of goods sold	7,796,037	6,338,255
Gross profit	5,002,313	4,203,094

Operating expenses:
Selling, general and administrative expenses	3,101,137	2,352,360
Research and development expenses	1,946,393	1,180,901
Total operating expenses	5,047,530	3,533,261

Operating income (loss)	(45,217)	669,833

Financing income, net	9,249	26,728

Income (loss) before income taxes	(35,968)	696,561

Income tax expense (benefit)	(13,000)	221,000
Net income (loss)	$(22,968)	$475,561

Net income per share:
Basic income per share	$0.00	$0.10
Diluted income per share	$0.00	$0.09

Comprehensive income (loss):
Net income (loss)	(22,968)	475,561
Foreign currency translation adjustments	(56,317)	(12,017)
Comprehensive income (loss)	$(79,285)	$463,544

See accompanying notes.

SUTRON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$(22,968)	$475,561
Noncash items included in net income:
Depreciation and amortization	259,850	143,365
Deferred income taxes	36,000	(32,134)
Stock based compensation	80,080	44,364
Tax benefit from stock options exercised	(12,996)	(9,873)
Change in current assets and liabilities:
Accounts receivable	256,599	323,534
Inventory	(435,285)	(639,217)
Prepaid items and other assets	(58,632)	(153,153)
Income taxes receivable	(61,449)	67,636
Accounts payable	(151,510)	(55,571)
Accrued expenses	138,976	(124,933)
Deferred revenues	25,582	174,860
Billings in excess of costs and estimated earnings	233,196	282,572
Deferred rent	(120,221)	(102,103)
Net Cash Provided by Operating Activities	167,222	394,908

Cash Flows from Investing Activities:
Restricted cash and cash equivalents	(8,057)	(131,551)
Purchase of property and equipment	(164,747)	(30,264)
Certificate of deposit	-	(1,933)
Other assets	4,418	5,093
Business Acquisition	(1,214,330)	(4,241,914)
Net Cash Used by Investing Activities	(1,382,716)	(4,400,569)

Cash Flows from Financing Activities:
Tax benefit from stock options exercised	12,996	9,873
Proceeds from stock options exercised	4,930	89,000
Net Cash Provided by Financing Activities	17,926	98,873

Effect of exchange rate changes on cash and cash equivalents	(56,317)	(17,601)
Net decrease in cash and cash equivalents	(1,253,885)	(3,924,389)
Cash and Cash Equivalents, beginning of period	7,576,374	8,737,543
Cash and Cash Equivalents, end of period	$6,322,489	$4,813,154

See accompanying notes.

SUTRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation

Sutron Corporation (the “Company”) was incorporated on December 30, 1975, under the General Laws of the Commonwealth of Virginia.  The Company operates from its headquarters located in Sterling, Virginia.  The Company has several branch offices located throughout the United States, a branch office in India and a wholly owned subsidiary in India. The Company is a leading provider of real-time data collection and control products, systems software and professional services in the hydrological, meteorological, oceanic, air quality and aviation monitoring markets.  The Company’s principal products include data loggers, satellite transmitters/loggers, water level and meteorological sensors, tides systems, ambient air instrumentation and continuous emissions control monitoring and system and application software.  Customers consist of a diversified base of Federal, state, local and foreign government agencies, commercial entities, universities, engineering firms and hydropower companies.

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

2. Significant Accounting Policies

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. These judgments are difficult as matters that are inherently uncertain directly impact their valuation and accounting. Actual results may vary from management’s estimates and assumptions. The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

3. Stock-Based Compensation

The Company’s Amended and Restated 1996, 1997 and 2002 Stock Option Plans (the “Stock Option Plans”) provide for the issuance of non-qualified stock options to employees, officers and directors. The Company’s 2010 Equity Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units, unrestricted stock, dividend equivalent rights and cash awards.  All plans are administered by the Governance  & Compensation committee of the Board of Directors who select persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award.

The Company has granted stock options under the Stock Option Plans to key employees and directors for valuable services provided to the Company.  Under the 1996 Plan, the Company authorized 260,000 shares, 259,000 of which have been granted.   The Company authorized 60,000 shares under the 1997 Plan, all of which have been granted.  Under the 2002 Stock Option Plan, the Company authorized 650,000 shares, 597,059 of which have been granted.  The 1996, 1997 and 2002 Plans remain in effect until such time as no shares of Stock remain available for issuance under the Plans and the Company and the person awarded options have no further rights or obligations under the Plans.  Under the 2010 Equity Incentive Plan, the Company authorized 500,000 shares, 88,500 of which have been granted as restricted stock units.  The ability to make awards under the 2010 Plan will terminate in May 2020.  Stock options under all of the plans may be granted at not less than 100 percent of the fair market value at the grant date.  All outstanding options have a ten-year term from the date of grant.  Cancelled or expired options and restricted stock units can be reissued.

The Company measures and recognizes compensation expense for all stock-based payments at fair value. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option or restricted stock unit (RSU) vesting term. There were no stock options granted during the six months ended June 30, 2013.  There were 9,000 RSU’s granted during the six months ended June 30, 2013.  Stock based compensation expense relating to stock option awards and RSU’s for the six months ended June 30, 2013 and 2012 was $80,080 and $44,364, respectively. These expenses were included in the cost of sales and selling, general and administrative lines of the Consolidated Statements of Operations. Unamortized stock compensation expense as of June 30, 2013 relating to stock options totaled approximately $27,214 and these costs will be expensed over a weighted average period of 2.4 years. Unamortized stock compensation expense as of June 30, 2013 relating to RSU’s totaled approximately $143,029 and these costs will be expensed over a weighted average period of 2.8 years.

The following table summarizes stock option activity under the Stock Option Plans for the six months ended June 30, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	155,978	$6.45	5.55	$33,991
Granted	-	-	-	-
Exercised	7,252	0.68	-	32,489
Forfeited or expired	-	-	-	-
Outstanding at end of period	148,726	$6.73	4.82	$7,800
Exercisable at end of period	134,726	$6.76	4.66	$7,800
Nonvested at end of period	14,000	$6.47	6.38	$-

The following table summarizes RSU activity under the 2010 Equity Incentive Plan for the six months ended June 30, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding restricted stock units at January 1, 2013	69,375	$4.21	2.56	$350,344
Granted	9,000	5.33	-	47,966
Forfeited	3,000	4.86	-	14,592
Vested	19,125	4.66	-	89,196
Outstanding restricted stock units at June 30, 2013	56,250	$4.29	2.78	$241,513
Restricted stock units expected to vest	34,994	$4.29	4.47	$197,373

4. Earnings (Loss) Per Share

The following table shows the weighted average number of shares used in computing earnings (loss) per share and the effect on weighted average number of shares of potential dilutive common stock.

	Three Months Ended June 30,
	2013	2012

Net income	$(53,170)	$551,670
Shares used in calculation of income per share:
Basic	5,062,251	4,717,654
Effect of dilutive options	57,719	357,127
Diluted	5,119,970	5,074,781
Net income per share:
Basic	$(0.01)	$0.12
Diluted	$(0.01)	$0.11

	Six Months Ended June 30,
	2013	2012
Net income	$(22,968)	$475,561
Shares used in calculation of income per share:
Basic	5,059,524	4,711,390
Effect of dilutive options	57,643	357,127
Diluted	5,117,167	5,068,517
Net income per share:
Basic	$(0.00)	$0.10
Diluted	$(0.00)	$0.09

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

Goodwill

The goodwill amount of $985,717 represents the excess of the purchase price over the fair value of the identified net tangible assets.  The goodwill recognized in this acquisition was derived from expected benefits from future technology, sales synergies and a knowledgeable and experienced workforce who joined the Company.  Goodwill will not be amortized, but will be tested instead for impairment annually in the fourth quarter of each fiscal year or more frequently if certain indicators of impairment are present.  Goodwill is expected to be tax deductible for income tax purposes.  There is no impairment of goodwill as of June 30, 2013.

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

Overview

Our primary focus is to provide real-time systems solutions, including equipment and software, and services to our customers in the areas of hydrological, meteorological, air quality and oceanic monitoring.  We design, manufacture, market and sell these products and services to a diversified customer base consisting of federal, state, local and foreign governments, engineering firms, universities, hydropower companies and aviation firms.  Our products, systems, software and services enable these entities to monitor and collect air quality, hydrological, meteorological and oceanic data for the management of critical water resources, for early warning of potentially disastrous floods, storms or tsunamis, for the optimization of hydropower plants, for the monitoring of emissions  and for the supply of critical aviation information.

Our key products are the SatLink2 Transmitter/Logger, the Xpert/XLite dataloggers, the Accububble Self-Contained Bubbler, the Accubar Pressure Sensor, ambient air instrumentation and continuous emissions control monitoring systems and Tempest, XConnect and LEADS systems software.  These are the essential components of most systems and are provided to customers as off-the-shelf equipment or as part of a custom system.  The SatLink2 is a key product because it functions both as a transmitter and logger.  The Xpert and XLite are more powerful dataloggers that have significant more logging capability and communications options than the SatLink2.  Our ambient air instrumentation and continuous emissions control monitoring systems allow us to collect critical air quality data.  Our Tempest, XConnect and LEADS systems software allow us to provide turn-key systems solutions to our customers.

We began fiscal year 2013 with a backlog of approximately $13,354,000 as compared to beginning fiscal year 2012 with a backlog of approximately $9,599,000.  As of June 30, 2013, our backlog totaled approximately $14,562,000.  We have historically experienced significant fluctuations in our quarterly sales and revenue and anticipate that we will continue to experience significant quarterly fluctuations in our sales and revenue in 2013.  Operating results will depend upon the product mix and upon the timing and execution of project awards.

International sales, which totaled 57% of revenue for 2012 and 49% of revenue for the first six months of 2013, are a significant portion of our revenue.  We believe that international revenue will grow as a percentage of our total business as we plan to develop stronger international partnerships and expand our international sales opportunities. International sales are however difficult to forecast because they are frequently delayed due to the different governmental procurement and approval processes. Our domestic business is highly dependent upon government business.  Contracts and purchase orders with Federal, state and local government agencies represented approximately 28% of our 2012 revenue and 33% of our revenue for the first six months of 2013.

We are committed in our ongoing sales, marketing and research and development activities to sustain and grow our sales and revenue from our existing and new products and services.  We expect our sales and marketing, research and development and general and administrative expenses to increase in 2013 as compared to 2012 due to planned spending on sales and marketing activities and on the development of new products and applications in our new MeteoStar and Sabio divisions as well as our legacy business..

On March 6, 2013, we completed the acquisition of substantially all of the commercial and operating assets of Sabio Instruments (“Sabio”).  With this acquisition, we broadened our line of environmental monitoring instrumentation into the expected growth market of air quality monitoring and we are currently developingan expanded set of monitoring and warning solutions.  We will continue to seek other acquisitions that are compatible with our strategic focus.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with generally accepted accounting principles as recognized in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, the valuation of inventory, and valuation of deferred tax assets and liabilities, warranty obligations and accruals. We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For a complete description of accounting policies, see Note 2 to our financial statements included in the Company's Form 10-K for the year ended December 31, 2012. There were no significant changes in critical accounting estimates in the six months ended June 30, 2013.

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenue represented by certain items reflected in our statements of operations:

	Three Months Ended June 30,
	2013		2012

Net sales and revenues	100.0%		100.0%
Cost of sales and revenues	62.9		59.2
Gross profit	37.1		40.8
Selling, general and administrative expenses	23.1		19.8
Research and development expenses	15.4		9.2
Operating income (loss)	(1.4)		11.8
Interest and other income	0.1		0.2
Income (loss) before income taxes	(1.3)		12.0
Income taxes (benefit)	(0.5)		3.9
Net income (loss)	(0.8	) %	8.1%

Three Months ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Net Sales and Revenues

Revenues for the second quarter ended June 30, 2013 decreased 7% to $6,343,240 from $6,804,168 in 2012.  Net sales and revenues are broken down between sales of standard products and sales of systems and services.  Standard products had a net sales and revenue increase of 52% to $2,444,229 in 2013 from $1,607,404 in 2012.  Sales of Sabio air quality systems accounted for $391,631 of the increase.  Net sales and revenues for systems and services decreased 25% to $3,899,011 in the second quarter of 2013 from $5,196,764 in 2012.  Sales of MeteoStar systems and services were $1,153,244 in the second quarter of 2013 as compared to $511,320 in the second quarter of 2012.  The overall decrease is attributed to decreased project activity in 2013.

Overall domestic revenues increased 40% to $3,134,182 in the second quarter of 2013 versus $2,246,134 in 2012 due primarily to increased non-federal revenues.  International revenues decreased 30% to $3,209,058 in the second quarter of 2013 versus $4,558,034 in the same period in 2012 due primarily to decreased project activity.

Customer orders or bookings in the second quarter of 2013 increased 3% to approximately $7,765,000 as compared to approximately $7,557,000 in the second quarter of 2012.

Cost of Sales and Revenues

Cost of sales as a percentage of revenues was 63% and 59%, respectively, for the second quarter of 2013 and 2012.   Standard product cost of sales was approximately 56% in the second quarter of 2013 as compared to 55% in 2012.  Cost of sales for systems and services was 67% in the second quarter of 2013 as compared to 61% in the second quarter of 2012.  The increase was primarily due to shipment of lower margin systems.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $1,467,134 for the second quarter of 2013 from $1,347,544 for the same period in 2012.   The increase in selling, general and administrative expenses for the quarter was primarily due to the additions of MeteoStar and Sabio for the full quarter in 2013 as compared to the second quarter of 2012 which only included one month of MeteoStar selling, general and administrative expenses.

Research and Development Expenses

Research and development expenses increased to $976,254 for the second quarter of 2013 from $627,633 for the same period in 2012.  MeteoStar and Sabio research and development activities accounted for the increase. MeteoStar development efforts were focused on LEADS6 software development and Sabio development efforts were focused on expanding their product line of air quality sensors.

Interest and Other Income, Net

Due to our cash position, we did not use our line of credit during the second quarter of 2013 or 2012.  We had interest income for the quarter ended June 30, 2013 of $6,047 as compared to net interest income of $15,345 for the quarter ended June 30, 2012.

Income Taxes

We received an income tax benefit of $28,000 for the quarter ended June 30, 2013.  We recorded an income tax expense of $265,000 for the quarter ended June 30, 2012.  The income tax benefit in 2013 represents an effective tax benefit rate of 34%.  The income tax provision in 2012 represents an effective income tax rate of 32%.

Six months ended June 30, 2013 Compared to Six Months Ended June 30, 2012

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

	Six Months Ended June 30,
	2013		2012

Net sales and revenues	100.0%		100.0%
Cost of sales and revenues	60.9		60.1
Gross profit	39.1		39.9

Selling, general and administrative expenses	24.2		22.3
Research and development expenses	15.2		11.2
Operating income (loss)	(0.3)		6.4
Interest and other income	0.0		0.3
Income (loss) before income taxes	(0.3)		6.6
Income taxes (benefit)	(0.1)		2.1
Net income (loss)	(0.2	) %	4.5%

Net Sales and Revenues

Revenues for the six months ended June 30, 2013 increased 21% to $12,798,350 from $10,541,349 in 2012.  Net sales and revenues are broken down between sales of standard products and sales of systems and services.  Standard products had a net sales and revenue increase in 2013 of 31% to $5,285,419 from $4,024,379 in 2012.  Sales of Sabio air quality systems accounted for $465,597 of the increase.  Net sales and revenues for systems and services increased 14% to $7,512,931 from $6,516,970 in 2012.  The increase was primarily due to our MeteoStar Division sales and revenue of $2,880,407 in 2013 as compared to $511,320 in 2012 that reflected only one month’s sales and revenues.The increase in Meteostar sales and revenues offset decreased project activity in 2013.

Overall domestic revenues increased 56% to $6,483,009 for the six months ended June 30, 2013 versus $4,154,916 in 2012 due primarily to increased non-federal revenues.  International revenues decreased 1% to $6,315,340 for the six months ended June 30, 2013 versus $6,386,433 in 2012 due to decreased project activity.

Customer orders or bookings for the six months ended June 30, 2013 were approximately $14,028,000 as compared to approximately $14,092,000 in 2012.

Cost of Sales and Revenues

Cost of sales as a percentage of revenues was 61% and 60%, respectively, for the six months ended June 30, 2013 and 2012.   Standard product cost of sales as a percentage of standard product revenues was approximately 56% and 53%, respectively, for the six months ended June 30, 2013 and 2012.  Cost of sales for systems and services as a percentage of systems and services revenues was 64% for the six months ended June 30, 2013 as compared to 65% for the six months ended June 30, 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3,101,137 in 2013 as compared to $2,352,360 in 2012, an increase of $748,777 or 32%. Selling, general and administrative expenses as a percentage of revenues increased to 24% for the six months ended June 30, 2013 from 22% in 2012.  The increase in SG&A expenses was primarily due to increased expenses of approximately $563,000 relating to MeteoStar operations and increased amortization expenses of approximately $67,000 relating to Meteostar intangible assets.

Research and Development Expenses

Research and development expenses increased to $1,946,393 for the six months ended June 30, 2013 from $1,180,901 in 2012, an increase of $765,492 or 65%.  Increased MeteoStar and Sabio research and development expenses of approximately $827,000 were partially offset by decreases in other research and development activities.

Interest and Other Income, Net

Due to the Company's cash position, the Company did not use its line of credit during the six months ended June 30, 2013 and 2012.  The Company had net interest income in 2013 of $9,249 as compared to net interest income of $26,728 in 2012.

Income Taxes

We received an income tax benefit of $13,000 for the six months ended June 30, 2013.  We recorded an income tax expense of $221,000 for the six months ended June 30, 2012.  The income tax benefit in 2013 represents an effective tax benefit rate of 36%.  The income tax provision in 2012 represents an effective income tax rate of 32%.

Liquidity and Capital Resources

Cash and cash equivalents were $6,322,489 at June 30, 2013 compared to $7,576,374 at December 31, 2012.  Working capital decreased to approximately $16 million at June 30, 2013 compared with approximately $17 million at December 31, 2012.

We have a revolving credit facility of $3,000,000 with Branch Banking and Trust (BB&T).  We are permitted to borrow based on accounts receivable and inventory according to pre-established criteria. The credit facility expires on September 5, 2013 and is secured by substantially all the assets of the Company.  Borrowings bear interest at the bank’s prime rate.  During the first six months of 2013, there was no borrowing on the line of credit. We frequently bid on and enter into contracts that require bid and performance bonds.  At June 30, 2013 and December 31, 2012, BB&T had issued standby letters of credit in the amount of $1,717,376 and $1,094,162, respectively, that served as either bid or performance bonds.  The amount available to borrow under the line of credit was reduced by these amounts.

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

Item 4T. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2013, the end of the fiscal period covered by this report on Form 10-Q.  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Sutron Corporation (Registrant)

August 13, 2013	/s/ Raul S. McQuivey
Date	Raul S. McQuivey
President and Chief Executive Officer
(Principal Executive Officer)

August 13, 2013	/s/ Sidney C. Hooper
Date	Sidney C. Hooper
Chief Financial Officer and Treasurer
(Principal Accounting Officer)