Form 10-Q
period 2013-09-30
SUTRON CORP
filed 2013-11-14
CIK 728331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

There were 5,066,009 outstanding shares of the issuer's only class of common equity, Common Stock, $0.01 par value, on November 14, 2013.

SUTRON CORPORATION
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SUTRON CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2013	(Audited) December 31, 2012

ASSETS
Current Assets:
Cash and cash equivalents	$6,161,302	$7,576,374
Restricted cash and cash equivalents	866,978	810,396
Accounts receivable, net	6,356,029	5,771,013
Inventory, net	5,301,383	4,291,505
Prepaid items and other assets	362,686	248,546
Income taxes receivable	981,300	1,202,709
Deferred income taxes	716,000	666,000
Total Current Assets	20,745,678	20,566,543

Property and Equipment, Net	1,617,786	1,698,218
Other Assets
Goodwill	4,754,152	3,768,435
Intangibles, net of amortization	680,878	781,633
Other Assets	113,256	95,217
Total Other Assets	5,548,286	4,645,285
Total Assets	$27,911,750	$26,910,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,230,563	$1,300,917
Accrued payroll	283,138	464,942
Deferred revenue	794,981	531,397
Other accrued expenses	1,381,804	1,134,279
Billings in excess of costs and estimated earnings	604,693	306,148
Total Current Liabilities	4,295,179	3,737,683
Long-Term Liabilities
Deferred rent	851,901	1,006,893
Deferred income taxes	126,000	39,000
Total Long-term Liabilities	977,901	1,045,893
Total Liabilities	5,273,080	4,783,576
Stockholders’ Equity
Common stock, 12,000,000 shares authorized; 5,066,009 and 5,039,632 issued and outstanding	50,660	50,397
Additional paid-in capital	5,318,323	5,185,325
Retained earnings	17,537,358	17,073,351
Accumulated other comprehensive loss	(267,671)	(182,603)
Total Stockholders’ Equity	22,638,670	22,126,470
Total Liabilities and Stockholders’ Equity	$27,911,750	$26,910,046

See accompanying notes.

SUTRON CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,
	2013	2012

Revenue	$7,124,591	$7,042,056

Cost of goods sold	4,247,587	4,080,121
Gross profit	2,877,004	2,961,935

Operating expenses:
Selling, general and administrative expenses	1,416,634	1,250,138
Research and development expenses	797,986	1,026,573
Total operating expenses	2,214,620	2,276,711

Operating income	662,384	685,224

Financing income, net	14,591	17,228

Income before income taxes	676,975	702,452

Income tax expense	190,000	212,000
Net income	$486,975	$490,452

Net income per share:

Basic income per share	$0.10	$0.10
Diluted income per share	$0.10	$0.10

Comprehensive income:

Net income	$486,975	$490,452

Foreign currency translation adjustments	(28,754)	5,869

Comprehensive income	$458,221	$496,321

See accompanying notes.

SUTRON CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Nine Months Ended September 30,
	2013	2012

Revenue	$19,922,941	$17,583,405

Cost of goods sold	12,043,928	10,418,376
Gross profit	7,879,013	7,165,029

Operating expenses:
Selling, general and administrative expenses	4,517,771	3,602,498
Research and development expenses	2,744,075	2,207,475
Total operating expenses	7,261,846	5,809,973

Operating income	617,167	1,355,056

Financing income, net	23,840	43,957

Income before income taxes	641,007	1,399,013

Income tax expense	177,000	433,000

Net income	$464,007	$966,013

Net income per share:

Basic income per share	$0.09	$0.20

Diluted income per share	$0.09	$0.19

Comprehensive income:

Net income	$464,007	$966,013

Foreign currency translation adjustments	(85,071)	(5,912)

Comprehensive income	$378,936	$960,101

See accompanying notes.

SUTRON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities:
Net income	$464,007	$966,013
Noncash items included in net income:
Depreciation and amortization	389,775	207,776
Deferred income taxes	46,000	(62,134)
Stock based compensation	115,355	109,636
Tax benefit from stock options exercised	(12,996)	(301,413)
Change in current assets and liabilities, net of the impact of acquisitions:
Accounts receivable	(502,163)	(12,969)
Inventory	(842,780)	(635,015)
Prepaid items and other assets	(134,787)	(72,642)
Income taxes receivable	234,405	297,540
Accounts payable	(70,353)	257,902
Accrued expenses	22,601	(308,803)
Deferred revenues	263,584	-
Billings in excess of costs and estimated earnings	298,545	509,998
Deferred rent	(154,992)	(136,874)
Net Cash Provided by Operating Activities	116,201	819,015

Cash Flows from Investing Activities:
Restricted cash and cash equivalents	(56,582)	(193,611)
Purchase of property and equipment	(199,072)	(94,359)
Certificate of deposit	-	(2,900)
Other assets	5,876	6,916
Acquisition and Goodwill	(1,214,330)	(4,241,914)
Net Cash Used by Investing Activities	(1,464,108)	(4,525,868)

Cash Flows from Financing Activities:
Tax benefit from stock options exercised	12,996	301,413
Proceeds from stock options exercised	4,910	174,250
Net Cash Provided by Financing Activities	17,906	475,663

Effect of exchange rate changes on cash and cash equivalents	(85,071)	(8,785)
Net decrease in cash and cash equivalents	(1,415,072)	(3,239,975)
Cash and Cash Equivalents, beginning of period	7,576,374	8,737,543
Cash and Cash Equivalents, end of period	$6,161,302	$5,497,568

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

The consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2012 was derived from the audited consolidated financial statements for the year then ended.

In the opinion of the Company, all adjustments necessary to present fairly the financial position of the Company and the results of its operations and its cash flows have been included in the accompanying consolidated financial statements. The results of operations for interim periods are not necessarily indicative of the expected results for the full year.

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

3. Stock-Based Compensation

The Company’s Amended and Restated 1996, 1997 and 2002 Stock Option Plans (the “Stock Option Plans”) provide for the issuance of non-qualified stock options to employees, officers and directors. The Company’s 2010 Equity Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units, unrestricted stock, dividend equivalent rights and cash awards.  All plans are administered by the Governance & Compensation Committee of the Board of Directors, whose membership is composed of three independent Directors.  That Committee selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award.

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

The Company measures and recognizes compensation expense for all stock-based payments at fair value. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option or restricted stock unit (RSU) vesting term. There were no stock options granted during the nine months ended September 30, 2013.  There were 9,000 RSU’s granted during the nine months ended September 30, 2013.  Stock based compensation expense relating to stock option awards and RSU’s for the nine months ended September 30, 2013 and 2012 was $115,335 and $44,364, respectively. These expenses were included in the cost of sales and selling, general and administrative lines of the Consolidated Statements of Operations. Unamortized stock compensation expense as of September 30, 2013 relating to stock options totaled approximately $27,214 and these costs will be expensed over a weighted average period of 1.6 years. Unamortized stock compensation expense as of September 30, 2013 relating to RSU’s totaled approximately $101,031 and these costs will be expensed over a weighted average period of 1.15 years.

The following table summarizes stock option activity under the Stock Option Plans for the nine months ended September 30, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	155,978	$6.45	5.55	$33,991
Granted	-	-	-	-
Exercised	(7,252)	0.68	-	32,489
Forfeited or expired	-	-	-	-
Outstanding at end of period	148,726	$6.73	4.82	$7,800
Exercisable at end of period	134,726	$6.76	4.66	$7,800
Nonvested at end of period	14,000	$6.47	6.38	$-

The following table summarizes RSU activity under the 2010 Equity Incentive Plan for the nine months ended September 30, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding restricted stock units at January 1, 2013	69,375	$4.21	2.56	$350,344
Granted	9,000	5.33	-	50,490
Forfeited	(3,000)	4.86	-	16,830
Vested	(19,125)	4.66	-	95,625
Outstanding restricted stock units at September 30, 2013	56,250	$4.23	1.17	$281,250
Restricted stock units expected to vest	34,544	$4.54	1.15	$172,719

4.  Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings (loss) per share and the effect on weighted average number of shares of potential dilutive common stock.

	Three Months Ended September 30,
	2013	2012

Net income	$486,975	$490,452
Shares used in calculation of income per share:
Basic	5,066,009	4,809,469
Effect of dilutive options	57,438	227,820
Diluted	5,123,447	5,037,289
Net income per share:
Basic	$0.10	$0.10
Diluted	$0.10	$0.10

	Nine months ended September 30,
	2013	2012
Net income	$464,007	$966,013
Shares used in calculation of income per share:
Basic	5,061,710	4,744,322
Effect of dilutive options	57,502	228,726
Diluted	5,119,212	4,973,048
Net income per share:
Basic	$0.09	$0.20
Diluted	$0.09	$0.19

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

Goodwill

The goodwill amount of $985,717 represents the excess of the purchase price over the fair value of the identified net tangible assets.  The goodwill recognized in this acquisition was derived from expected benefits from future technology, sales synergies and a knowledgeable and experienced workforce who joined the Company.  Goodwill is not amortized, but is tested for impairment annually in the fourth quarter of each fiscal year or more frequently if certain indicators of impairment are present.  An analysis is made quarterly to identify any indicators that may be present suggesting a broader goodwill analysis should be performed. Goodwill is expected to be tax deductible for income tax purposes.  The Company believes there is no impairment of goodwill as of September 30, 2013.

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

We began fiscal year 2013 with a backlog of approximately $13,354,000 as compared to beginning fiscal year 2012 with a backlog of approximately $9,599,000.  As of September 30, 2013, our backlog totaled approximately $12,318,599.  We have historically experienced significant fluctuations in our quarterly sales and revenue and anticipate that we will continue to experience significant quarterly fluctuations in our sales and revenue in 2013.  Operating results will depend upon the product mix and upon the timing and execution of project awards.

International sales, which totaled 57% of total revenue for 2012 and 43% of revenue for the nine months ended September 30, 2013, are a significant portion of our revenue.  We believe that international revenue will grow as a percentage of our total business as we plan to develop stronger international partnerships and expand our international sales opportunities. International sales are however difficult to forecast because they are frequently delayed due to different governmental procurement and approval processes. Our domestic business is highly dependent upon government business.  Contracts and purchase orders with Federal, state and local government agencies represented approximately 28% of our total 2012 revenue and 30% of our revenue for the nine months ended September 30, 2013.

We are committed in our ongoing sales, marketing and research and development activities to sustain and grow our sales and revenue from our existing and new products and services.  We expect our sales and marketing, research and development and general and administrative expenses to increase in 2013 as compared to 2012 due to planned spending on sales and marketing activities and on the development of new products and applications in our new MeteoStar and Sabio divisions as well as our legacy business.

On March 6, 2013, we completed the acquisition of substantially all of the commercial and operating assets of Sabio Instruments (“Sabio”).  With this acquisition, we broadened our line of environmental monitoring instrumentation into the expected growth market of air quality monitoring and we are currently developing an expanded set of monitoring and warning products and solutions.  We will continue to seek other acquisitions that are compatible with our strategic focus.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with generally accepted accounting principles as recognized in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, the valuation of inventory, and valuation of deferred tax assets and liabilities, warranty obligations and accruals. We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For a complete description of accounting policies, see Note 2 to our financial statements included in the Company's Form 10-K for the year ended December 31, 2012. There were no significant changes in critical accounting estimates in the nine months ended September 30, 2013.

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenue represented by certain items reflected in our statements of operations:

	Three Months Ended September 30,
	2013	2012

Net sales and revenues	100.0%	100.0%
Cost of sales and revenues	59.6	57.9
Gross profit	40.4	42.1
Selling, general and administrative expenses	19.9	17.8
Research and development expenses	11.2	14.6
Operating income (loss)	9.3	9.7
Interest and other income	0.2	0.3
Income (loss) before income taxes	9.5	10.0
Income taxes (benefit)	2.7	3.0
Net income (loss)	6.8%	7.0%

Three Months ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Net Sales and Revenues

Revenues for the third quarter ended September 30, 2013 increased to $7,124,591 from $7,042,056 in 2012.  Net sales and revenues are broken down between sales of standard products and sales of systems and services.  Standard products had a net sales and revenue increase of 37% to $3,030,119 in 2013 from $2,210,001 in 2012.  Sales of Sabio air quality systems accounted for $506,849 of the increase.  Net sales and revenues for systems and services decreased 15% to $4,094,472 in the third quarter of 2013 from $4,832,055 in 2012.  The overall decline in revenue from systems and services resulted from delayed and decreased project activity. Sales of MeteoStar systems and services were $1,538,000 in the third quarter of 2013 as compared to $1,177,000 in the third quarter of 2012.  The overall increase is attributed to increased sales of LEADS software.

Overall domestic revenues increased 30% to $4,757,542 in the third quarter of 2013 versus $3,648,848 in 2012 due in large part to increased domestic sales in our MeteoStar division for the third quarter of 2013 compared to MeteoStar’s domestic sales in the third quarter of 2012.  International revenues decreased 30% to $2,367,049 in the third quarter of 2013 versus $3,393,208 in the same period in 2012 due primarily to delayed and decreased project activity.

Customer orders or bookings in the third quarter of 2013 increased 6% to approximately $6,668,304 as compared to approximately $6,296,000 in the third quarter of 2012.

Cost of Sales and Revenues

Cost of sales as a percentage of revenues was 60% and 58%, respectively, for the third quarter of 2013 and 2012.   Standard product cost of sales was approximately 57% in the third quarter of 2013 as compared to 58% in 2012.  Cost of sales for systems and services was 61% in the third quarter of 2013 as compared to 58% in the third quarter of 2012.  The increase was primarily due to a differing product mix being used in 2013 compared to 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $1,416,634 for the third quarter of 2013 from $1,250,138 for the same period in 2012.   The increase in selling, general and administrative expenses for the quarter was partly due to planned investments in additional selling and administrative staff consistent with the Company’s growth initiatives as well as the addition of Sabio.

Research and Development Expenses

Research and development expenses decreased to $797,986 for the third quarter of 2013 from $1,026,573 for the same period in 2012.  The decrease is due primarily to increased project sales in MeteoStar that resulted in the diversion of more engineer time to projects as opposed to research and development.

Interest and Other Income, Net

Due to our cash position, we did not use our line of credit during the third quarter of 2013 or 2012.  We had interest income for the quarter ended September 30, 2013 of $14,591 as compared to net interest income of $17,228 for the quarter ended September 30, 2012.

Income Taxes

We recorded an income tax provision of $190,000 for the quarter ended September 30, 2013 as compared to $212,000 for the quarter ended September 30, 2012.  The income tax expense represents an effective tax rate of 28% and 30% for 2013 and 2012, respectively.

Nine months ended September 30, 2013 Compared to Nine months ended September 30, 2012

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in our statements of operations:

	Nine months ended September 30,
	2013	2012

Net sales and revenues	100.0%	100.0%
Cost of sales and revenues	60.4	59.3
Gross profit	39.6	40.7

Selling, general and administrative expenses	22.7	20.5
Research and development expenses	13.8	12.6
Operating income (loss)	3.1	7.6
Interest and other income	0.1	0.2
Income (loss) before income taxes	3.2	7.8
Income taxes (benefit)	0.9	2.5
Net income (loss)	2.3%	5.3%

Net Sales and Revenues

Revenues for the nine months ended September 30, 2013 increased 13% to $19,922,941 from $17,583,405 in 2012.  Net sales and revenues are broken down between sales of standard products and sales of systems and services.  Standard products had a net sales and revenue increase in 2013 of 33% to $8,315,538 from $6,234,380 in 2012.  Sales of Sabio air quality systems accounted for $972,446 of the increase.  Net sales and revenues for systems and services increased 3% to $11,607,403 from $11,349,025 in 2012.  The increase in systems and services was primarily due to the addition of our MeteoStar and Sabio divisions.

Overall domestic revenues increased 45% to $11,293,811 for the nine months ended September 30, 2013 versus $7,803,764 in 2012 due primarily to increased non-federal revenues, the addition of Sabio and owning MeteoStar for the full nine month period compared to the previous year in which the Company only owned MeteoStar for five months of the nine month period ended September 30, 2012.  International revenues decreased 12% to $8,629,130 for the nine months ended September 30, 2013 versus $9,779,641 in 2012 due to delayed and decreased project activity.

Customer orders or bookings for the nine months ended September 30, 2013 were approximately $20,433,000 as compared to approximately $20,397,000 in 2012.

Cost of Sales and Revenues

Cost of sales as a percentage of revenues was 60% and 59%, respectively, for the nine months ended September 30, 2013 and 2012.   Standard product cost of sales as a percentage of standard product revenues was approximately 57% and 54%, respectively, for the nine months ended September 30, 2013 and 2012.  The increase in standard product cost of sales as a percentage of sales is the result of a differing product mix in 2013 compared to 2012.  Cost of sales for systems and services as a percentage of systems and services revenues was 63% for the nine months ended September 30, 2013 as compared to 62% for the nine months ended September 30, 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4,517,771 in 2013 as compared to $3,602,498 in 2012, an increase of $915,273 or 25%. Selling, general and administrative expenses as a percentage of revenues increased to 23% for the nine months ended September 30, 2013 from 21% in 2012.  The increase in selling, general and administrative expenses was partly due to planned investments in sales and administrative staff consistent with the Company’s growth initiatives as well as the addition of Sabio.

Research and Development Expenses

Research and development expenses increased to $2,744,075 for the nine months ended September 30, 2013 from $2,207,475 in 2012, an increase of $536,600 or 24%.  This increase is primarily the result of planned R&D activities at MeteoStar and Sabio.

Interest and Other Income, Net

Due to the Company's cash position, the Company did not use its line of credit during the nine months ended September 30, 2013 and 2012.  The Company had net interest income in 2013 of $23,840 as compared to net interest income of $43,957 in 2012.

Income Taxes

We recorded an income tax expense of $177,000 and $433,000 for the nine months ended September 30, 2013 and 2012, respectively.  The income tax provision in 2013 and 2012 represents an effective income tax rate of 28% and 31%, respectively.

Liquidity and Capital Resources

Cash and cash equivalents were $6,161,302 at September 30, 2013 compared to $7,576,374 at December 31, 2012.  The decrease in cash and cash equivalents for the nine months ended September 30, 2013 is due primarily to the acquisition of Sabio.  Working capital is primarily unchanged at September 30, 2013 compared with December 31, 2012.

We have a revolving credit facility of $3,000,000 with Branch Banking and Trust (BB&T).  We are permitted to borrow based on accounts receivable and inventory according to pre-established criteria. The credit facility expires on September 5, 2015 and is secured by substantially all the assets of the Company.  Borrowings bear interest at the bank’s prime rate.  During the first nine months of 2013, there was no borrowing on the line of credit. We frequently bid on and enter into contracts that require bid and performance bonds.  At September 30, 2013 and December 31, 2012, BB&T had issued standby letters of credit in the amount of $1,694,024 and $1,094,162, respectively, that served as either bid or performance bonds.  The amount available to borrow under the line of credit was reduced by these amounts.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Chief Executive Officer and interim Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2013, the end of the fiscal period covered by this report on Form 10-Q.  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no outstanding legal claims involving the business that, in the opinion of management, will have a material effect on our financial statements.

Item 6. Exhibits

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the interim Chief Financial Officer pursuant to Rule 13a-14(a).

32
Certification of the President and Chief Executive Officer and the Interim Chief Financial Officer pursuant to 18 United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Sutron Corporation (Registrant)

November 14, 2013	By:	/s/ Raul S. McQuivey
Date		Raul S. McQuivey
President and Chief Executive Officer (Principal Executive Officer)

November 14, 2013	By:	/s/ Glen E. Goold
Date		Glen E. Goold
Interim Chief Financial Officer
(Principal Accounting Officer)