Form 10-K
period 2013-12-31
SUTRON CORP
filed 2014-03-31
CIK 728331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the fiscal year ended: December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of $5.47 as reported by the NASDAQ Stock Market, Inc. for the Registrant’s Common Stock as of March 21, 2014, was $20,756,486.

As of March 21, 2014, there were 5,066,009 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrants’ Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders, which will be filed within 120 days after the end of the year covered by this Form 10-K, are incorporated in Part III as set forth herein.

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

Item 1 ─ Business

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

We operate principally in two industry segments. The first is standard products which consist of hydrological, meteorological, oceanic monitoring and control and air quality products that are sold off-the-shelf.  Our Hydromet Products Division and our Sabio Division are responsible for the manufacturing of all standard products. The second segment is systems consisting of hydrological, meteorological and oceanic monitoring systems that are comprised of standard products and non-standard items, systems and applications software and services, including installation, training, and maintenance. We have various profit centers consisting of our Integrated Systems Division, Hydrological Services Division, Sutron India operations and MeteoStar Division that provide our systems, software and services.

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

The Integrated Systems Division provides system integration services consisting of design, integration, installation and commissioning of customer-specific hydrological, meteorological and oceanic monitoring and control systems.  We are an Iridium Value Added Reseller which enhances our communications option to our customers.  Systems include software applications based on our XConnect database software and our Ilex Tempest database software.  Our database software capability allows us to provide turnkey hydrological and meteorological systems to a variety of users.  Projects may range in size from one station to hundreds of stations.  Projects usually require design, equipment integration, software application development, installation, training and commissioning.  Projects can range in duration from several weeks to several years depending on the scope and complexity of the system. In 2013, we combined our previous Ilex Division with our Integrated Systems Division.

Automatic Weather Observation Systems ("AWOS") are integrated and installed by the Integrated Services Division.  Typically, an AWOS includes a sensor suite to measure wind direction and speed, temperature, relative humidity, precipitation, and barometric pressure as well as cloud height and horizontal visibility/runway visibility.  Sensors are connected to an Xpert datalogger, which processes the data, stores it in a relational database and transmits real-time weather parameters to all designated users, regardless of location.  The system produces weather reports for aviation and meteorological use, virtually automatically and without need of human intervention.

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

Sutron India Operations consist of a Branch Office that was established in 2004.  In 2005, we established Sutron HydroMet Systems Private Limited, a wholly owned subsidiary, in order to bid on domestic India tenders.  Our India Operations procures local goods for projects, performs systems integration, installation, commissioning and equipment maintenance.  Our India Operations maintains over 260 remote automatic real-time hydromet monitoring stations in India under contracts with the Central Water Commission ("CWC").

The Company acquired IPS MeteoStar (“MeteoStar”) on May 24, 2012.  Our MeteoStar Division is a leader in the environmental analysis, display and integration/distribution systems market for the meteorological, aviation, and hydrology community. MeteoStar provides its Leading Environmental Analysis and Display System (“LEADS®”) product set as the foundation for its solutions. LEADS® is an advanced set of scalable tools specializing in weather, water and environmental monitoring solutions.  MeteoStar’s products are used in a variety of markets to provide real-time weather situational awareness, forecasting solutions for decision support and emergency responders, and environmental air quality data collection/EPA reporting systems. MeteoStar’s customer base includes applications for aviation, hydrology, meteorology, transportation, power/energy, research and the military.

The Company acquired Sabio Instruments LLC (“Sabio”) on March 6, 2013. Our Sabio Division currently manufactures and sells calibration units that maintain and service air quality monitoring sensors. Sabio has an international customer base that is loyal to the Sabio brand. Sabio also has intellectual capital giving it capabilities to develop air quality sensors that will allow the Company to further market complete air quality systems to Sabio’s existing customers and attract new customers in what the Company believes is a growing domestic and international market increasingly interested in monitoring air quality. Domestically, core Sabio customers and targets are primarily made up of state governments and agencies focused on monitoring air quality in their respective geography.  Internationally, core Sabio customers and targets are primarily made up of foreign governments and distributors that market to foreign governments.

Sales and Marketing

We market our products and services domestically and internationally.  Domestic sales are conducted by our internal sales staff that consists of six salaried sales personnel who are directly engaged in direct sales activities.  The sales staff is assisted by three other employees in marketing and sales support functions.  Internationally, we have four employees with global responsibilities and who work closely with our international sales network that consists of 24 resellers and agents in Canada, Latin and South America, Europe, Africa, Asia and Australia.

Competition

We compete in the hydrological, meteorological, air quality and oceanic monitoring markets and are aware of both domestic and foreign competitors who offer products, systems, software and services of their own as well as companies that are systems integrators who primarily offer real-time networks from components manufactured by others. We are aware of numerous firms, ranging in size, that offer competitive dataloggers, high data rate satellite transmitters, sensors and other instruments and software.

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

Customers

During 2013, approximately 20% of our products and services were sold to the United States Federal Government.  Net sales and revenues in 2013 among the various agencies were as follows: Department of the Interior, 13%; Department of Commerce, 4%; Department of Defense, 3% and Other Federal Agencies, 1%.  Revenues from the Department of the Interior were derived from sales to the U.S. Geological Survey and the Bureau of Reclamation.  Revenues from the Department of Defense were primarily from sales to the U.S. Army Corps of Engineers.  Revenues from the Department of Commerce were from sales of tides systems and spares to NOS and the National Data Buoy Center.  The loss of any significant portion of our sales to any major customer, the loss of a single major customer or budgetary constraints of any one of our major customers could have a material adverse effect on our business and financial results.  We also performed on various contracts of foreign origin.  Revenues from foreign customers amounted to approximately 48% of revenues in 2013, 57% of revenues in 2012 and 53% of revenues in 2011.

Research and Development

During the years ended December 31, 2013, 2012 and 2011, we incurred expenses of $3,438,250, $3,384,393, and $1,993,183, respectively, on activities relating to the development of new products and enhancements and improvements of existing products.  In 2013 in our Virginia headquarters, we spent significant development efforts on our constant flow Bubblers and IridiumLink, GPRSLink and TDMALink products to further enhances and build out capabilities in order to support customer requirements.  We also spent significant resources working on several new products we expect to come to market in the next 6 to 12 months.  In our MeteoStar divisions, we spent significant development efforts in our LEADS6 software, advanced set of scalable tools specializing in weather, water and environmental monitoring solutions. The LEADS6 software is now available and is being marketed to our customers.  In our Sabio division, we spent significant resources enhancing some of the division’s air quality monitoring calibrators to meet customer requirements and also began development of new analyzer products we expect to come to market in the next 9 months.

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

We received an ISO 9001 certification on March 12, 1999 and an ISO 9001:2000 certification on August 13, 2003.  We continued to be certified during fiscal year 2013.

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

Foreign Operations

We opened a branch office in New Delhi, India in 2004.  We formed a wholly owned subsidiary in India in 2005 in order to bid on domestic India tenders. Our India Operations performs systems integration, civil works construction, systems installation and commissioning and maintenance services.  We maintain over 220 remote automatic real-time hydromet monitoring stations in India under contracts with the Central Water Commission.

Employees

As of December 31, 2013, we and our wholly owned subsidiary had a total of 123 employees, of which 119 were full time.  We also from time to time employ part-time employees and hire independent contractors.  Our employees are not represented by any collective bargaining agreement and we have never experienced a work stoppage.  We believe that our employee relations are good.

Backlog

At December 31, 2013, our backlog was approximately $12,469,000 as compared with approximately $13,354,000 at December 31, 2012.  We anticipate that approximately 75% of our 2013 year-end backlog will convert to revenue in 2014.  An economic downturn and/or budgetary restrictions may result in increased cancellation of orders, which could have a material adverse effect on our ability to convert our backlog into revenues.  Other factors that may result in a cancellation of orders include changes, delays or cancellation of government programs, political and economic business events and trade restrictions.

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

Our dependence on government business could adversely affect our operating results

Contracts and purchase orders with agencies of the United States government and various state and local governments represented approximately 31% of our revenues in fiscal year 2013.  The success of our business is therefore materially dependent on governmental agencies. Companies engaged in government business are subject to certain unique risks not shared by the general commercial sector. Among these risks are:

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

Our dependence on international sales involves significant risk

Sales and services to customers outside the United States accounted for approximately 48%, 57% and 53% of our revenue for fiscal 2013, 2012 and 2011, respectively.  Despite our comparatively lower international sales as a percentage of total revenue year over year in 2013, we continue to expect that our non-U.S. sales and services will continue to grow and account for a higher percentage of overall future revenues.  International business operations may be adversely affected by many factors, including fluctuations in exchange rates, imposition of government controls, trade restrictions, political, economic and business events and social and cultural differences.

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

We may incur losses due to foreign currency fluctuations

A portion of our revenue and costs are denominated in other foreign currencies.  Consequently, a portion of our revenues, costs and operating margins may be affected by fluctuations in exchange rates between the U.S. dollar and the foreign currencies.  We recognized foreign currency losses of approximately $97,000, $12,000 and $62,000 in 2013, 2012, 2011, respectively.  Fluctuations between the U.S. dollar and other foreign currencies may have a material adverse effect on our financial results.

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

Item 1B – Unresolved Staff Comments

Not applicable

Item 2 – Properties

Our corporate headquarters are located at 22400 Davis Drive, Sterling, Virginia where we occupy 31,190 feet of space under a lease that expires in 2019.  We also lease space in various locations throughout the United States and Asia for sales and other personnel. If we require additional space, we believe that we would be able to obtain such space on commercially reasonable terms.

Item 3 – Legal Proceedings

There are currently no legal claims that, in the opinion of management have a material effect on our financial statements.

Item 4 – Mine Safety Disclosures

Not applicable

PART II

Item 5 – Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock trades on the Nasdaq Capital Market (formerly the Nasdaq SmallCap Market) under the symbol “STRN”.  On March 14, 2014, there were approximately 890 stockholders of record. The table below sets forth the high and low sales prices for the periods shown.

Fiscal year ended December 31, 2013	High	Low
First Quarter	$6.10	$5.00
Second Quarter	$6.10	$5.14
Third Quarter	$5.83	$4.85
Fourth Quarter	$5.40	$4.25

Fiscal year ended December 31, 2012	High	Low
First Quarter	$6.60	$4.80
Second Quarter	$6.89	$4.56
Third Quarter	$6.06	$4.90
Fourth Quarter	$5.58	$4.76

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

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in this table’s first column)
Equity compensation plans approved by security holders	46,125	$-	434,750
Equity compensation plans not approved by security holders	113,723	$6.66	87,941
Total	159,848	$6.66	499,441

Item 6 – Selected Financial Data

The following table sets forth consolidated financial data with respect to Sutron Corporation for the five-year period ended December 31, 2013.  The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K.

	(In thousands, except earnings per share data) Years Ended December 31,
	2013	2012	2011	2010	2009
Income Statement Data
Revenues	$27,208	$25,230	$20,222	$22,975	$20,851
Operating income	1,221	1,357	2,129	4,417	3,333
Net Income	796	1,143	1,521	2,987	2,229
Basic earnings per share	.16	.24	.33	.65	.49
Diluted earnings per share	.16	.23	.31	.60	.45
Shares used in computing basic per share data	5,053	4,803	4,620	4,573	4,571
Shares used in computing diluted per share data	5,109	4,889	4,921	4,995	4,975
Balance Sheet Data
Cash	$9,133	$8,387	$9,498	$9,505	$4,791
Working capital	16,858	16,592	18,973	17,086	13,931
Total assets	28,143	26,871	24,083	22,987	19,528
Long-term debt, including current portion	-	-	-	-	-
Stockholders' equity	23,019	22,126	19,975	18,139	15,031
Cash dividends declared	-	-	-	-	-

Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our “Note Concerning Forward-Looking Statements,” “Item 1 – Business,” “Item 1A -  Risk Factors,” “Item 6 – Selected Financial Data” and Consolidated Financial Statements, the notes to those statements and other financial information contained elsewhere in this Annual Report on Form 10-K.

Background and Overview

Our primary focus is to provide real-time systems solutions, including equipment and software, and services to our customers in the areas of hydrological, meteorological, air quality and oceanic monitoring.  We design, manufacture, market and sell these products and services to a diversified customer base consisting of federal, state, local and foreign governments, engineering firms, universities, hydropower companies and aviation firms.  Our products, systems, software and services enable these entities to monitor and collect hydrological, meteorological, air quality and oceanic data for the management of critical water resources, early warning of potentially disastrous floods, storms or tsunamis, the optimization of hydropower plants, monitoring and management of air quality and the supply of critical aviation information.

Our key products are the SatLink2 Transmitter/Logger, the Xpert/XLite dataloggers, the Accububble Self-Contained Bubbler, the Accubar Pressure Sensor, Air Quality calibrators and Tempest, XConnect and LEADS systems software.  These are the essential components of most systems and are provided to customers as off-the-shelf equipment or as part of a custom system.  The SatLink2 is a key product because it functions both as a transmitter and logger.  The Xpert and XLite are more powerful dataloggers that have significant more logging capability and communications options than the SatLink2.  Our Tempest, XConnect and LEADS systems software allow us to provide turn-key systems solutions to our customers.

We are beginning fiscal year 2014 with a backlog of approximately $12,469,000 as compared to beginning fiscal year 2013 with a backlog of approximately $13,354,000.  We estimate that approximately 75% of our December 31, 2013 backlog will convert to revenue in 2014.  We anticipate that we will continue to experience significant quarterly fluctuations in our sales and revenues in 2014 as our business is highly project driven and subject to governmental approval and funding processes.  Operating results will depend upon the product mix and upon the timing and execution of project awards.

International sales, which totaled 48% of revenues for 2013, are a significant portion of our revenues.  International revenues have as a percentage of sales decreased from 57% for 2012.  This reduction primarily was due to the Company’s inability to secure any large projects. The Company did secure a number of small and mid-sized projects, but the real driver of significant growth in our International efforts is dependent on winning large projects.  While the Company’s international sales decreased year over year, the Company believes our international sales as a percentage of our total business will continue to rise in the near future due to stronger international partnerships and expanded international sales opportunities. International sales are however difficult to forecast because they are frequently delayed due to the different governmental procurement and approval processes. Our domestic business is highly dependent upon government business which generally requires competitive tenders and is subject to budgetary constraints.  Contracts and purchase orders with Federal, state and local government agencies represented approximately 31% of our 2013 revenues.

We are committed in our ongoing sales, marketing and research and development activities to sustain and grow our sales and revenues from our products and services.  We expect our sales and marketing expenses to increase in 2014 as compared to 2013 due to planned spending on those activities.  We expect our 2014 research and development costs to be consistent with our 2013 levels as we continue developing new products an
d applications.  We expect our 2014 general and administrative expenses to decrease as compared to 2013 due to planned reductions in consulting fees relative to implementing new policies and procedures across Sutron’s larger business platforms.

On March 5, 2013, we completed the acquisition of substantially all of the commercial and operating assets Sabio Instruments. With this acquisition, we accomplished the expansion of our existing product and service portfolio into new global markets specifically in the air quality sector; assumption of ongoing contracts with significant governmental and commercial customers; retention of an extremely talented pool of six engineers, software developers, research and development and technical staff; and acceleration of Sutron’s revenue growth by an estimated 5%-10% on an annual run rate basis.  In combination, we present a broader, deeper and stronger enterprise.  We will continue to seek other acquisitions that are compatible with our strategic plans.

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

·	Revenue recognition;

·	Allowance for doubtful accounts;

·	Allowances for excess and obsolete inventories;

·	Accounting for warranty obligations;

·	Accounting for income taxes; and

·	Accounting and valuation of stock option compensation.

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

Results of Operations

The following table sets forth, for the periods presented, certain income statement data of the Company expressed as a percentage of revenues:

	Years ended December 31
	2013	2012	2011
Net sales and revenues	100%	100%	100%
Cost of sales and revenues	60.4	60.3	61.0
Gross profit	39.6	39.7	39.0
Selling, general and administrative expenses	22.5	20.9	18.6
Research and Development expenses	12.6	13.4	9.9
Operating income	4.5	5.4	10.5
Interest income	.2	.3	.5
Income before income taxes	4.7	5.7	11.0
Income taxes	1.7	1.2	3.5
Net income	3.0%	4.5%	7.5%

Fiscal 2013 Compared to Fiscal 2012

Net Sales and Revenues

Revenues for the year ended December 31, 2013 increased 8% to $27,208,304 from $25,229,519 in 2012.  Net sales and revenues are broken down between sales of standard products and sales of systems, software and services.  Standard products had a net sales and revenue increase of 30% to $10,588,226 in 2013 from $8,131,734 in 2012.  The increase is primarily due to an overall increase in standard product purchases by core customers as well as the addition of a new air quality product line through the Company’s acquisition of Sabio Instruments. Net sales and revenues for systems, software and services decreased 3% to $16,620,078 from $17,097,785 in 2012. While the Company did add a number of new projects throughout 2013, the decrease is primarily due to the Company’s inability to secure any new large projects. The Company is pursuing a number of larger projects in 2014.

Overall domestic revenues increased 31% to $14,203,677 in 2013 versus $10,805,283 in 2012. Our MeteoStar and Sabio divisions had domestic revenues of approximately $4,756,572 in 2013.  International revenues decreased 10% to $13,004,627 in 2013 versus $14,424,236 in 2012.   Our MeteoStar and Sabio divisions contributed international revenues of approximately $2,316,341. The overall decrease is primarily due to the Company’s inability to secure any large international projects in 2013.

Cost of Sales and Revenues

Cost of sales as a percentage of revenues was consistent at 60% for both of the 2013 and 2012 years. Cost of sales for standard products was approximately 58% in 2013 as compared to 55% in 2012.  The increase in standard product cost of sales as a percentage of revenue is due to the addition of the Sabio line of products which historically have a lower associated margin.  Cost of sales for systems and services was 62% in 2013 as compared to 63% in 2012.  The decrease in cost of sales as a percentage of revenues for systems and services was primarily due to the mix of products associated with the 2013 projects.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $6,124,930 in 2013 as compared to $5,275,676 in 2012, a 16% increase.  Selling, general and administrative expenses as a percentage of revenues increased to 23% in 2013 from 21% in 2012.  The increase is primarily attributed to the acquisition of Sabio Instruments during the year and a full year of activity in 2013 for the prior year acquisition of IPS MeteoStar (as opposed to seven months in 2012) including an increase of $375,000 related to legal and other professional fees associated with the Sabio acquisition and our corporate initiatives to strengthen the Company’s policies and procedures.  These increases were offset by reductions of approximately $141,000 in our reserve for bad debts, international sales commissions, and warranty expenses, as well as a $40,000 reduction in salary expense due to the departure of the Company’s former Chief Financial Officer. With the organization growth, as well as deliberate infrastructure investments in our selling and marketing departments, we anticipate our selling, general and administrative expenses to be consistent, if not slightly higher in 2014.

Product Research and Development Expenses

Product research and development expenses increased to $3,438,250 in 2013 from $3,384,393 in 2012, a 2% increase.  Product research and development expenses as a percentage of revenue were consistently 13% for both of the 2013 and 2012 years.  Research and development efforts are maintained at each of our main Sutron, MeteoStar and Sabio Divisions where 2013 research and development expenses totaled $1,978,000, $1,277,000 and $183,000, respectively. Each of these Divisions is working on new products that the Company believes will be coming to market in the coming six to twelve months.

Interest and Other Income, Net

Net interest and other income decreased to $46,892 in 2013 as compared to $74,783 in 2012.

Income Taxes

Income tax expense for 2013 was $471,984 compared to $289,000 for 2012.  The provision for income taxes for 2013 represents an effective tax rate of approximately 37% compared with 20% for 2012.  The increase in the effective tax rate is primarily attributed to book and tax amortization differences resulting from the Company’s amortization of acquisition intangibles and an adjustment to the Company’s effective state tax rate to more appropriately reflect the net tax position of the Company’s state tax filing obligations.

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

Income Taxes

Income tax expense for 2012 was $289,000 compared to $710,000 for 2011.  The provision for income taxes for 2012 represents an effective tax rate of approximately 20% compared with 32% for 2011.  The decrease in the effective tax rate is primarily attributed to the utilization of research and development tax credits.

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

Liquidity and Capital Resources

Cash and cash equivalents were $8,283,092 at December 31, 2013 compared to $7,576,374 at December 31, 2012.  Working capital increased to approximately $16.9 million at December 31, 2013 compared with $16.6 million at December 31, 2012.

Net cash provided by operating activities was $2,178,449 for the year ended December 31, 2013.  Net cash provided by operating activities was $1,506,368 for the year ended December 31, 2012.  Net cash used by operating activities was $136,355 for the year ended December 31, 2011.    Net cash provided by operating activities in 2013 was primarily due to a decrease in the income tax receivable and customer payments received in advance.  Net cash provided by operating activities in 2012 was primarily due to a decrease in accounts receivable and an increase in accounts payable.  Net cash used by operating activities in 2011 was primarily due to a significant increase in accounts receivable.

Net cash used by investing activities was $1,448,288 for the year ended December 31, 2013.  Net cash used by investing activities was $3,538,736 for the year ended December 31, 2012.  Net cash used by investing activities was $46,834 for the year ended December 31, 2011.  Net cash used by investing activities in 2013 was primarily due to the acquisition of Sabio Instruments.  Net cash used by investing activities in 2012 was primarily due to the acquisition of IPS MeteoStar.  Net cash provided by investing activities in 2011 was primarily due to purchases of property and equipment.

Net cash provided by financing activities was $35,530, $877,293 and $339,718 for the year ended December 31, 2013, 2012 and 2011, respectively due to proceeds from the exercise of employee stock options and tax benefits relating to tax deductible employee compensation associated with the exercise of non-qualified stock options.

We have a line of credit facility of $4,000,000 with a commercial bank.  The line of credit is collateralized by the assets of the Company. Borrowings under the line of credit may be used towards working capital and the issuance of stand-by letters of credit.  We are permitted to borrow based on accounts receivable and inventory according to pre-established criteria. The issuance of letters of credit against the line of credit reduces the borrowing capacity of the facility for working capital purposes.  The maturity date of the credit facility is December 20, 2015.  Borrowings under the agreement will bear interest payable monthly based on the bank’s prime rate. As of December 31, 2013 and 2012, the Company did not have an outstanding balance under the terms of the line of credit agreement.

The Company maintains letters of credit to satisfy bid or performance guarantees under certain contracts.  As of December 31, 2013 and 2012, the commercial bank had issued stand-by letters of credit on behalf of the Company in the amount of $1,663,000 and $1,094,162, respectively.  The amount of borrowing available under the line of credit was reduced by this amount.

Management believes that its existing cash resources, cash flow from operations and short-term borrowings on the existing credit line will provide adequate resources for supporting operations during fiscal 2014.

Item 7A – Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Rate Risk

Although the majority of our sales, costs of sales and selling costs are transacted in U.S. dollars, a portion of our revenue and costs are denominated in other foreign currencies.  Consequently, a portion of our revenues, costs and operating margins may be affected by fluctuations in exchange rates between the U.S. dollar and the foreign currencies.  We recognized foreign currency losses of approximately $97,000, $12,000, and $62,000 in 2013, 2012, and 2011, respectively.  Fluctuations between the U.S. dollar and other foreign currencies may have a material adverse effect on our financial results.

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
Sterling, Virginia

We have audited the accompanying consolidated balance sheets of Sutron Corporation and Subsidiary as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years ended December 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sutron Corporation and Subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years ended December 31, 2013 in conformity with U.S. generally accepted accounting principles.

Winchester, Virginia
March 31, 2014

SUTRON CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012

ASSETS
Current Assets:
Cash and cash equivalents	$8,283,092	$7,576,374
Restricted cash and cash equivalents	850,279	810,396
Accounts receivable, net	5,863,636	5,771,013
Inventory	4,876,641	4,291,505
Prepaid items and other assets	446,749	248,546
Income taxes receivable	106,897	1,202,709
Deferred income taxes	664,558	429,000
Total Current Assets	21,091,852	20,329,543

Property and Equipment, Net	1,532,144	1,698,218
Other Assets
Goodwill	4,452,152	3,768,435
Intangibles, net of amortization	907,495	781,633
Deferred tax asset	77,357	198,000
Other assets	81,885	95,217
Total Assets	$28,142,885	$26,871,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,170,446	$1,300,917
Accrued payroll	468,454	464,942
Deferred revenue	686,029	531,397
Other accrued expenses	1,520,261	1,134,279
Billings in excess of costs and estimated earnings	388,687	306,148
Total Current Liabilities	4,233,877	3,737,683
Long-Term Liabilities
Deferred rent	890,391	1,006,893
Total Liabilities	5,124,268	4,744,576
Stockholders’ Equity
Common stock, $0.01 par value, 12,000,000 shares authorized; 5,066,009 and 5,039,632 issued and outstanding	50,660	50,397
Additional paid-in capital	5,340,277	5,185,325
Retained earnings	17,869,256	17,073,351
Accumulated other comprehensive loss	(241,576)	(182,603)
Total Stockholders’ Equity	23,018,617	22,126,470
Total Liabilities and Stockholders’ Equity	$28,142,885	$26,871,046

See accompanying notes to consolidated financial statements.

SUTRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2013	2012	2011

Net sales and revenues	$27,208,304	$25,229,519	$20,222,369

Cost of sales and revenues	16,424,127	15,212,433	12,326,085
Gross profit	10,784,177	10,017,086	7,896,284

Operating expenses:
Selling, general and administrative expenses	6,124,930	5,275,676	3,773,942
Research and development expenses	3,438,250	3,384,393	1,993,183
Total operating expenses	9,563,180	8,660,069	5,767,125

Operating income	1,220,997	1,357,017	2,129,159

Financing income, net	46,892	74,783	101,515

Income before income taxes	1,267,889	1,431,800	2,230,674

Income tax expense	471,984	289,000	710,000

Net income	$795,905	$1,142,800	$1,520,674

Net income per share:

Basic income per share	$.16	$.24	$.33

Diluted income per share	$.16	$.23	$.31

Comprehensive income (loss):

Net income	795,905	1,142,800	1,520,674

Foreign currency translation adjustments	(58,973)	(6,094)	(127,817)

Comprehensive income	$736,932	$1,136,706	$1,392,857

See accompanying notes to consolidated financial statements.

SUTRON CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

					Accumulated
			Additional		Other
	Common	Stock	Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	Loss	Total
Balances, December 31, 2010	4,575,632	$45,757	$3,732,184	$-	$(48,692)	$18,139,126
Net income	-	-	-	1,520,674	-	1,520,674
Foreign currency translation adjustment	-	-	-	-	(127,817)	(127,817)
Amortization of stock based compensation	-	-	103,216	-	-	103,216
Exercise of stock options	129,000	1,290	338,428	-	-	339,718
Balances, December 31, 2011	4,704,632	$47,047	$4,173,828	$15,930,551	$(176,509)	$19,974,917
Net income	-	-	-	1,142,800	-	1,142,800
Foreign currency translation adjustment	-	-	-	-	(6,094)	(6,094)
Amortization of stock based compensation	-	-	137,554	-	-	137,554
Exercise of stock options	335,000	3,350	873,943	-	-	877,293
Balances, December 31, 2012	5,039,632	$50,397	$5,185,325	$17,073,351	$(182,603)	$22,126,470
Net income	-	-	-	795,905	-	795,905
Foreign currency translation adjustment	-	-	-	-	(58,973)	(58,973)
Issuance of stock	19,125	191	-	-	-	191
Amortization of stock based compensation	-	-	119,685	-	-	119,685
Exercise of stock options	7,252	72	35,267	-	-	35,339
Balances, December 31, 2013	5,066,009	$50,660	$5,340,277	$17,869,256	$(241,576)	$23,018,617

See accompanying notes to consolidated financial statements.

SUTRON CORPORTION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net income	$795,905	$1,142,800	$1,520,674
Noncash items included in net income:
Depreciation	382,996	315,338	267,741
Amortization of intangible assets	176,138	78,367	-
Provision for bad debt	(13,509)	230,485	44,000
Stock based compensation	119,685	137,554	103,216
Deferred income taxes	(114,451)	(150,000)	(34,000)
(Gain) on disposal of property	-	-	(2,650)
Tax benefit from stock options exercised	(30,408)	(603,993)	(211,638)
Change in current assets and liabilities:
Accounts receivable	3,739	752,936	(1,417,459)
Inventory	(418,037)	(770,975)	238,172
Prepaid items and other assets	(194,936)	73,823	238,091
Income taxes receivable	1,135,220	(214,770)	(172,305)
Accounts payable	(130,471)	501,910	(320,677)
Deferred revenues	154,632	382,602	126,468
Accrued expenses	345,909	(353,875)	(248,779)
Billings in excess of costs and estimated earnings	82,539	105,133	(160,684)
Deferred rent	(116,502)	(120,967)	(106,525)
Net Cash Provided (Used) by Operating Activities	2,178,449	1,506,368	(136,355)

Cash Flows from Investing Activities:
Restricted cash and cash equivalents	(39,883)	(50,359)	36,152
Purchase of property and equipment	(207,407)	(179,131)	(85,650)
Business acquisition	(1,214,330)	(4,241,914)	-
Certificate of deposit	-	924,294	(5,164)
Other assets	13,332	8,374	5,178
Proceeds from the sale of property and equipment	-	-	2,650
Net Cash Provided (Used) by Investing Activities	(1,448,288)	(3,538,736)	(46,834)

Cash Flows from Financing Activities:
Tax benefit from stock options exercised	30,408	603,993	211,638
Proceeds from stock options exercised	5,122	273,300	128,080
Net Cash Provided (Used) by Financing Activities	35,530	877,293	339,718

Effect of exchange rate changes on cash and cash equivalents	(58,973)	(6,094)	(127,817)
Net increase (decrease) in cash and cash equivalents	706,718	(1,161,169)	28,712
Cash and Cash Equivalents, beginning of year	7,576,374	8,737,543	8,708,831
Cash and Cash Equivalents, end of year	$8,283,092	$7,576,374	$8,737,543

See accompanying notes to consolidated financial statements.

SUTRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2013, 2012 and 2011

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash equivalents include time deposits and all highly liquid debt instruments with original maturities of three months or less.  Interest paid approximated $467, $900 and $900 for the years ended December 31, 2013, 2012 and 2011.  Income taxes paid approximated $6,000, $366,000 and $706,000 for the years ended December 31, 2013, 2012 and 2011, respectively.  Foreign income tax expense approximated $36,000, $328,000 and $33,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Restricted Cash

For the years ended December 31, 2013 and 2012, the Company had submitted bid bonds or performance bonds on both official tenders or awarded contracts. At December 31, 2013 and 2012, cash in the amount of $850,279 and $810,396, respectively, was restricted for bid or performance bonds.

Accounts Receivable

Based on management’s evaluation of uncollected accounts receivable at the end of each year, bad debts are provided for utilizing the allowance method. Bad debt expense, net of recoveries, for the years ending December 31, 2013, 2012, and 2011 was $(13,509), $230,485 and $44,000, respectively.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed when a business is acquired. Goodwill is not amortized but is evaluated for potential impairment at least annually by comparing the fair value of a reporting unit to its carrying value including goodwill recorded by the reporting unit.  During the year if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, an interim goodwill analysis would be performed.  If the carrying value exceeds the fair value, impairment is measured by comparing the implied fair value of the goodwill to its carrying value, and any impairment determined is recorded in the current period.

On an annual basis the Company performs the impairment assessment for goodwill at the reporting unit level. The Company completed its annual impairment analysis during the fourth quarter of each of the years ended December 31, 2013, 2012 and 2011 and determined that there was no impairment of goodwill as of each balance sheet date.

Intangible Assets

Intangible assets are comprised of customer lists, software, and existing product technology with estimated useful lives of seven, five and five years, respectively. Intangible assets are amortized over their estimated lives using the straight-line method.

Impairment of Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in circumstances have indicated that an asset may not be recoverable and are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest charges) is less than the carrying value of the assets, the assets will be written down to the estimated fair value and such loss is recognized in income from continuing operations in the period in which the determination is made. Management determined that no impairment of long-lived assets existed as of December 31, 2013 and 2012.

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

Management has evaluated the Company’s tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance.  With few exceptions, the Company is no longer subject to income tax examinations by the U.S. federal, state or local tax authorities for years before 2010.

Capital

The Company has 12,000,000, $.01 par value, shares of authorized common stock.  There were 5,066,009 and shares issued and outstanding at December 31, 2013 and 5,039,632 shares issued and outstanding at December 31, 2012.

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

Research and Development

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other employee related expenses associated with product development. Research and development expenses also include third-party development and programming costs.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires standard presentation of an unrecognized tax benefit when a carryforward related to net operating losses or tax credits exist. This update is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2013. The adoption of this ASU is not expected to have an impact on our financial position, results of operations or cash flows.

In July 2012, the FASB issued ASU 2012-02, "Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment," which provides entities with the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If the entity concludes that it is more likely than not that the asset is impaired, it is required to determine the fair value of the intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value in accordance with Topic 350. If the entity concludes otherwise, no further quantitative assessment is required. ASU 2012-02 is effective on January 1, 2013. The adoption of ASU 2012-02 did not have a material impact on the Company’s consolidated financial statements.

3.        ACCOUNTS RECEIVABLE

Accounts receivable at December 31, consists of the following:

	2013	2012

Trade receivables	$4,335,205	$4,869,164
Costs in excess of billings and estimated earnings	1,383,418	702,725
Contract retainage	249,013	314,124
Allowance for doubtful accounts	(104,000)	(115,000)
Totals	$5,863,636	$5,771,013

4.        INVENTORY

Inventory consists of the following at December 31:

	2013	2012

Electronic components	$2,556,827	$1,982,088
Work in process	1,936,202	1,937,245
Finished goods	1,109,491	1,098,135
Allowance for obsolete inventory	(725,879)	(725,963)
Totals	$4,876,641	$4,291,505

5.        PROPERTY AND EQUIPMENT

A summary of property and equipment at December 31 is as follows:

	2013	2012
Furniture, fixtures and equipment	$2,581,754	$2,395,252
Vehicles	253,176	253,176
Leasehold improvements	1,591,537	1,563,857
Totals	$4,426,467	$4,212,285

Accumulated depreciation at December 31 is as follows:

	2013	2012
Furniture, fixtures and equipment	$1,929,301	$1,710,419
Vehicles	242,726	237,626
Leasehold improvements	722,296	566,022
Totals	$2,894,323	$2,514,067
Property and Equipment, Net	$1,532,144	$1,698,218

Depreciation expense totaled $382,996, $315,338 and $267,741 for the years ended December 31, 2013, 2012 and 2011, respectively.

6.        GOODWILL AND INTANGIBLES

The change in carrying value of goodwill for the year ended December 31,2013 is as follows:

Balance as of December 31, 2011	$570,150
Acquisition of IPS MeteoStar	3,198,285
Balance as of December 31, 2012	$3,768,435
Acquisition of Sabio Instruments	683,717
Balance as of December 31, 2013	$4,452,152

The carrying values of the Company's amortizable acquired intangible assets are as follows:

	December 31, 2013
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	829,000	(169,084)	659,916
Acquired technology	333,000	(85,421)	247,579
	$1,162,000	$(254,505)	$907,495

	December 31, 2012
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	659,000	(54,917)	604,083
Acquired technology	201,000	(23,450)	177,550
	$860,000	$(78,367)	$781,633

Amortization expense related to intangible assets was approximately $176,138 and $78,367 for the years ended December 31, 2013 and 2012, respectively.

The weighted average remaining amortization period by major asset class as of December 31, 2013 is as follows:

(In years)

Acquired technology	3.7
Customer relationships	5.6

The estimated future amortization of acquired intangible assets as of December 31, 2013 is as follows:

2014	$185,029
2015	185,029
2016	185,029
2017	161,579
2018	123,269
Thereafter	67,560

$907,495

7.        CONTRACTS IN PROGRESS

A summary of contracts in progress at December 31 is as follows:

	2013	2012
Costs incurred to date	$6,471,964	$7,577,349
Estimated earnings	3,052,272	4,135,820
Revenue recognized to date	9,524,236	11,713,169
Billings to date	(8,529,505)	(11,316,592)
	$994,731	$396,577
Included in the accompanying balance sheets:
Costs in excess of billings on uncompleted contracts (unbilled receivables)	$1,383,418	$702,725
Billings in excess of costs on uncompleted contracts	(388,687)	(306,148)
	$994,731	$396,577

8.        LINE OF CREDIT

The Company has a $4,000,000 line of credit with a commercial bank.  Borrowings under the line of credit shall be used towards working capital and the issuance of stand-by letters of credit.  The line of credit is collateralized by substantially all of the assets of the Company.  The maturity date of the credit facility is December 20, 2015.  Borrowings under the agreement will bear interest payable monthly based on the bank’s prime rate.

Under the terms of the loan agreement, the Company is required to maintain usual and customary covenants, including, but not limited to a financial covenant with regard to Tangible Net Worth.  As of December 31, 2013, the Company was in full compliance with all covenants contained in the agreement and remains so as of the date of this report.

As of December 31, 2013 and 2012, the Company did not have an outstanding balance under the terms of the line of credit agreement.

The Company maintains letters of credit to satisfy bid or performance guarantees under certain contracts.  As of December 31, 2013 and 2012, the commercial bank had issued stand-by letters of credit on behalf of the Company in the amount of $1,663,000 and $1,094,162, respectively.  The amount available under the line of credit was reduced by this amount.

9.        OTHER ACCRUED EXPENSES

Components of other accrued expenses consist of the following at December 31:

	2013	2012

Accrued vacation pay	$488,446	$480,307
Accrued warranty costs	217,000	299,000
Customer advance payments	696,970	214,921
Other accruals	117,845	140,051
Totals	$1,520,261	$1,134,279

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

Balance as of December 31, 2010	$311,000
Reserve adjustment	(41,000)
Balance as of December 31, 2011	270,000
Reserve adjustment	29,000
Balance as of December 31, 2012	299,000
Reserve adjustment	(82,000)
Balance as of December 31, 2013	$217,000

11.      LEASE OBLIGATIONS

The Company leases its facilities and accounts for those leases as operating leases.  For facility leases that contain rent escalations or rent concession provisions, the Company records the total rent payable during the lease term on a straight-line basis over the term of the lease.  The Company records the difference between the rent paid and the straight-line rent as a deferred rent liability.

Leasehold improvements funded by the landlord incentives or allowances are recorded as leasehold improvement assets and a deferred rent liability which is amortized as a reduction of rent expense over the term of the lease.

The Company is obligated under various non-cancellable operating leases for office facilities.  Future minimum lease payments under non-cancellable lease agreements with initial terms of one year or more are as follows:

The following is a schedule of future minimum lease payments by year:

Years ending December 31:
2014	$641,856
2015	592,520
2016	606,049
2017	595,284
2018	609,906
Thereafter	403,358
Total	$3,448,973

Total rent expense under non-cancellable operating leases was $677,917, $522,965 and $410,773 for the years ended December 31, 2013, 2012 and 2011, respectively.

12.      INCOME TAXES

The income tax expense charged to operations for the years ended December 31, were as follows:

	2013	2012	2011
Domestic income tax expense	$550,608	$111,000	$711,000
Foreign income tax expense	35,827	328,000	33,000
Deferred tax benefit	(114,451)	(150,000)	(34,000)
Total income tax expense	$471,984	$289,000	$710,000

Deferred tax assets, are comprised of the following at December 31:

	2013	2012
Accrued vacation and warranty	$228,613	$304,000
Stock compensation additional paid in capital	203,205	218,000
Accounts receivable and inventory allowances	115,603	125,000
Depreciation	17,413	-
Research Tax Credit	320,342	-
Intangibles	-	19,000
Gross deferred tax assets	885,176	666,000

Intangibles amortization	(143,261)	-
Gross deferred tax liability – depreciation	-	(39,000)
Net deferred tax assets	$741,915	$627,000

The net deferred tax asset amount mentioned above has been classified on the consolidated balance sheets as of December 31, as follows:

	2013	2012
Current	$664,558	$429,000
Non-current	77,357	198,000
Net deferred tax assets	$741,915	$627,000

The realization of the deferred tax assets is dependent on future taxable earnings. The Company has not provided for a deferred tax asset valuation allowance due to their current and anticipated future earnings.

Reconciliation of the amount of reported income tax expense and the amount computed by multiplying the applicable statutory Federal income tax rate is as follows:

	2013	2012	2011
Income before income taxes	$1,267,889	$1,431,800	$2,230,674
Applicable statutory tax rate	34%	34%	34%
Computed “expected” Federal income tax expense	431,082	487,000	758,000
Adjustments to Federal income tax resulting from:
State income tax expense	23,104	24,000	99,000
Tax credits and other	17,798	(222,000)	(147,000)
Income tax expense	$471,984	$289,000	$710,000

13.      MAJOR CUSTOMERS

Net sales for the years ended December 31, 2013, 2012 and 2011, include sales to the following major customers, together with the receivables due from the major customers:

	Net Sales			% to Total Net Sales
	Year Ended December 31,			Year Ended December 31,
	2013	2012	2011	2013	2012	2011
U.S. Government Agencies	$5,373,652	$5,305,622	$5,778,656	20%	21%	29%
Ministry of Energy and Water, Afghanistan	448,988	2,750,143	2,268,219	2%	11%	11%
	$5,822,640	$8,055,765	$8,046,875	22%	32%	40%

	Accounts Receivable			% of Total Accounts
	Amount at December 31,			Receivable at December 31,
	2013	2012	2011	2013	2012	2011
U.S. Government Agencies	$478,826	$211,639	$1,460,810	8%	4%	22%
Ministry of Energy and Water, Afghanistan	440,935	1,325,693	1,447,536	8%	23%	21%
	$919,761	$1,537,332	$2,908,346	16%	27%	43%

Because of the nature of the Company’s business, the major customers may vary between years.

14.      STOCK BASED COMPENSATION

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

The Company has granted stock options under the Stock Option Plans to key employees and directors for valuable services provided to the Company.  Under the 1996 Plan, the Company authorized 260,000 shares, all of which have been granted.   The Company authorized 60,000 shares under the 1997 Plan, all of which have been granted.  Under the 2002 Stock Option Plan, the Company authorized 650,000 shares, 562,059 of which have been granted.  The 1996, 1997 and 2002 Plans remain in effect until such time as no shares of Stock remain available for issuance under the Plans and the Company and the person awarded options have no further rights or obligations under the Plans.  Under the 2010 Equity Incentive Plan, the Company authorized 500,000 shares, 65,246 of which have been granted as restricted stock units.  The ability to make awards under the 2010 Plan will terminate in May 2020.  Stock options under all of the plans may be granted at not less than 100 percent of the fair market value at the grant date.  All outstanding options have a ten-year term from the date of grant.  Cancelled or expired options can be reissued.

The Company measures and recognizes compensation expense for all stock-based payments at fair value. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option or restricted stock unit (RSU) vesting term. There were no stock options granted during the twelve months ended December 31, 2013 or December 31, 2012.  There were 9,000 RSU’s granted to key employees and directors during the twelve months ended December 31, 2013 however 13,125 RSU’s failed to meet their goals and did not vest.  There were 79,500 RSU’s granted to key employees and directors during the twelve months ended December 31, 2012 however 10,125 RSU’s failed to meet their goals and did not vest.  Stock based compensation expense relating to stock option awards and RSU’s for the years ended December 31, 2013, 2012 and 2011 was $119,685, $137,554 and $103,216, respectively.  These expenses were included in the cost of sales and selling, general and administrative lines of the Consolidated Statements of Operations. Unamortized stock compensation expense as of December 31, 2013 relating to stock options totaled approximately $16,000 and these costs will be expensed over a weighted average period of approximately 1.5 years. Unamortized stock compensation expense as of December 31, 2013 relating to RSU’s totaled approximately $114,000 and these costs will be expensed over a weighted average period of approximately one year.

For stock options granted during the years ended December 31, 2011, the Company used the Black-Scholes model to estimate the fair value of the options.  The Black-Scholes model estimates the per share fair value of an option on its date of grant based on the option’s exercise price; the price of the underlying stock on the date of grant; the estimated dividend yield; a “risk-free” interest rate; the estimated option term; and the expected volatility. For the “risk-free” interest rate, the Company uses a United States Treasury Bond due in the number of years equal to the option’s expected term. The estimated option term is based upon the contractual term of the option. To determine expected volatility, the Company analyzes the historical volatility of its stock.  The valuation assumptions used are shown below:

	2011
Risk free rate	2.66	-	3.19%
Expected volatility			39%
Dividend yield			0%
Expected term in years			10

The following table summarizes stock option activity under the Stock Option Plans for the last three years:

	2013
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	155,978	$6.45	5.55	$33,991
Granted	-	-	-	-
Exercised	(7,252)	0.68	-	32,489
Forfeited or expired	(35,000)	6.97	-	-
Outstanding at end of period	113,726	$6.66	4.94	$1,600
Exercisable at end of period	99,726	$6.68	4.73	$1,600
Nonvested at end of period	14,000	$6.47	6.38	$-

	2012
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	492,978	$2.61	2.93	$1,925,176
Granted	-	-	-	-
Exercised	(335,000)	.82	-	1,493,031
Forfeited or expired	(2,000)	4.45	-	-
Outstanding at end of period	155,978	$6.45	5.55	$33,991
Exercisable at end of period	134,978	$6.45	5.27	$33,991
Nonvested at end of period	21,000	$6.47	7.38	$-

	2011
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	634,252	$2.37	3.59	$2,747,390
Granted	18,559	6.86	-	-
Exercised	(129,000)	.99	-	(529,095)
Forfeited or expired	(30,833)	6.94	-	-
Outstanding at end of period	492,978	$2.61	2.93	$1,925,176
Exercisable at end of period	446,908	$2.20	2.42	$1,925,176
Nonvested at end of period	46,070	$6.62	7.88	$-

For RSU’s granted during the year ended December 31, 2013 and 2012, fair value was determined based on the market value of the stock on the date of grant and the estimated probability of meeting the certain individual and company goals.   The following tables summarize RSU activity under the Equity Incentive Plan for the years ended December 31, 2013 and 2012, respectively:

	2013
	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding restricted stock units at January 1, 2013	69,375	$4.21	2.56	$350,344
Granted	9,000	5.61	-	50,490
Forfeited	(13,125)	4.21	-	(74,156)
Vested	(19,125)	4.21	-	(96,581)
Outstanding restricted stock units at December 31, 2013	46,125	$4.36	1.24	$237,083
Restricted stock units expected to vest	34,955	$4.41	1.05	$179,669

	2012
	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding restricted stock units at January 1, 2012	-	$-	-	$-
Granted	79,500	4.21	-	334,865
Forfeited	(10,125)	4.21	-	51,131
Vested	-	-	-	-
Outstanding restricted stock units at December 31, 2012	69,375	$4.21	2.56	$350,344
Restricted stock units expected to vest	55,275	$4.21	2.56	$279,139

When stock options are exercised and restricted stock vests, the difference between the assumed tax benefit and the actual tax benefit must be recognized in the Company’s financial statements. In circumstances in which the actual tax benefit is lower than the estimated tax benefit, that difference is recorded in equity, to the extent there are sufficient accumulated excess tax benefits. At December 31, 2013, our accumulated excess tax benefits are sufficient to absorb any future differences between actual and estimated tax benefits for all of our outstanding option and restricted stock grants.  The excess of actual tax deductions over amounts assumed, which are recognized in Stockholders’ Equity, were $30,408, $603,993 and $211,638 in 2013, 2012 and 2011.

15.      EARNINGS PER SHARE

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock.

	Twelve Months Ended December 31,
	2013	2012	2011

Net income	$795,905	$1,142,800	$1,520,674
Shares used in calculation of income per share:
Basic	5,052,516	4,802,569	4,619,542
Effect of dilutive options	56,727	86,858	301,752
Diluted	5,109,243	4,889,427	4,921,294
Net income per share:
Basic	$.16	$.24	$.33
Diluted	$.16	$.23	$.31

Stock options that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS, because to do so would have been anti-dilutive, were 98,726, 139,000 and 138,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

16.      ACQUISITIONS

The Company accounts for acquisitions of businesses under the acquisition method, which requires measurement of all of the assets acquired and liabilities assumed at their acquisition-date fair values.  Results from operations are included in the accompanying consolidated statements of operations and comprehensive income from the date of acquisition.

Sabio

On March 5, 2013 the Company completed its acquisition of substantially all of the commercial and operating assets of Sabio Instruments (“Sabio”) for the cash amount of $1,214,330.  Sabio provides air quality monitoring products including ambient air instrumentation and continuous emission monitoring systems. Acquisition related costs totaled approximately $125,000 and were included in selling, general and administrative expenses in the consolidated statement of operations and comprehensive income as of December 31, 2013.

The purchase consideration was allocated to assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date.  The Company’s allocation of the total purchase price is as follows:

Accounts Receivable	$82,853
Inventory	167,099
Prepaid items and other assets	3,267
Property and equipment	9,516
Deferred tax asset	9,000
Accrued expenses	(43,122)
Intangibles	302,000
Goodwill	683,717
Totals	$1,214,330

The goodwill recognized in this acquisition was derived from expected benefits from future technology, sales synergies and a knowledgeable and experienced workforce who joined the Company.  Goodwill is expected to be tax deductible for income tax purposes.

MeteoStar

On May 24, 2012, the Company completed its acquisition of IPS MeteoStar (“MeteoStar”), pursuant to an Agreement dated May 1, 2012 for the cash amount of $4,241,914.  MeteoStar was a privately held company with offices in Englewood, Colorado and Round Rock, Texas.  MeteoStar specializes in software applications for aviation, hydrology, meteorology, transportation, energy, research, and the military and in providing air quality systems. Acquisition related costs totaled $958,000 and were included in selling, general and administrative expenses in the consolidated statement of operations and comprehensive income as of December 31, 2012.

The purchase consideration was allocated to assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date.  The Company’s allocation of the total purchase price is as follows:

Property and equipment	$309,545
Deferred asset	64,866
Accrued expenses	(190,782)
Intangible assets	860,000
Goodwill	3,198,285
Totals	$4,241,914

The goodwill recognized in this acquisition was derived from expected benefits from future technology, sales synergies and a knowledgeable and experienced workforce who joined the Company.  Goodwill is expected to be tax deductible for income tax purposes.

17.      PROFIT SHARING PLAN

The Company has a 401(k) Profit-Sharing Plan that covers substantially all employees of the Company.  The 401(k) provision permits employees to elect to defer a portion of their compensation.  The Plan was amended in July 2010 to allow for employer matching of up to 5 percent.  The profit-sharing contribution is determined each year by the Board of Directors based on profits.  The Company did not make a profit sharing contribution for the years ended December 31, 2013, 2012 and 2011.  The employer matching contribution was approximately $397,000, $314,000 and $240,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

	Years Ended Dec. 31	Net Sales	Operating Income (Loss)	Total Assets	Depreciation	Capital Expenditures
Standard Products	2013	$10,588	$1,556	$7,036	$131	$46
	2012	8,132	1,163	6,728	139	9
	2011	9,023	1,166	6,021	147	36

Systems/Services	2013	16,620	(335)	7,598	252	161
	2012	17,098	194	7,266	176	170
	2011	11,199	963	6,502	121	51

Corporate and Unallocated	2013	-	-	13,509	-	-
	2012	-	-	12,877	-	-
	2011	-	-	11,560	-	-

Total Company	2013	$27,208	$1,221	$28,143	$383	$207
	2012	25,230	1,357	26,871	315	179
	2011	20,222	2,129	24,083	268	87

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

	2013	2012	2011
Central and South America	$3,687	$2,278	$3,852
Canada	2,278	1,707	1,759
Asia	3,525	3,380	1,570
Europe and other	1,468	2,723	473
Middle East	1,424	4,336	2,978
	$12,382	$14,424	$10,632

19.      SUMMARIZED QUARTERLY UNAUDITED FINANCIAL DATA

	2013
	Q1	Q2	Q3	Q4
Net sales	$6,455,110	$6,343,240	$7,124,591	$7,285,363
Gross profit	2,646,141	2,356,172	2,877,004	2,904,860
Operating income (loss)	41,999	(87,216)	662,384	603,830
Net income (loss)	$30.202	$(53,170)	$486,975	$331,898
Basic (loss) income per common share	$0.01	$(0.01)	$0.10	$0.07
Diluted (loss) income per common share	$0.01	$(0.01)	$0.10	$0.06

	2012
	Q1	Q2	Q3	Q4
Net sales	$3,737,181	$6,804,168	$7,042,056	$7,646,114
Gross profit	1,426,592	2,776,502	2,961,935	2,852,056
Operating income (loss)	(131,493)	801,325	685,224	1,961
Net income (loss)	$(76,109)	$551,670	$490,452	$176,787
Basic (loss) income per common share	$(0.02)	$0.12	$0.10	$0.04
Diluted (loss) income per common share	$(0.02)	$0.11	$0.10	$0.04

	2011
	Q1	Q2	Q3	Q4
Net sales	$4,880,619	$3,848,508	$5,415,230	$6,078,012
Gross profit	1,848,626	1,380,086	2,316,241	2,351,331
Operating income	454,452	(73,214)	826,730	921,191
Net income	$301,577	$(21,372)	$541,000	$699,469
Basic income per common share	$0.07	$0.00	$0.12	$0.15
Diluted income per common share	$0.06	$0.00	$0.11	$0.14

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

Item 9 – Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

 Not applicable.

Item 9A – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Exchange Act). Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Management’s Annual Report on Internal Control over Financial Reporting

The management of our Company is responsible for establishing and maintaining adequate internal control over financial reporting for our Company. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer, and affected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our Company’s internal control over financial reporting as of December 31, 2013. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that assessment, our management has determined that as of December 31, 2013, our Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit our Company to provide only management’s report in this Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The remainder of information required for this Item is incorporated by reference from the definitive Proxy Statement to be filed in connection with our 2014 Annual Meeting of Shareholders.

Item 11 – Executive Compensation

The information required for this Item is incorporated by reference from the definitive Proxy Statement to be filed in connection with our 2014 Annual Meeting of Shareholders.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required for this Item is incorporated by reference from the definitive Proxy Statement to be filed in connection with our 2014 Annual Meeting of Shareholders.

Item 13 – Certain Relationships, Related Transactions and Directors Independence

The information required for this Item is incorporated by reference from the definitive Proxy Statement to be filed in connection with our 2014 Annual Meeting of Shareholders.

Item 14 – Principal Accounting Fees and Services

The information required for this Item is incorporated by reference from the definitive Proxy Statement to be filed in connection with our 2014 Annual Meeting of Shareholders.

PART IV

Item 15 – Exhibits, Financial Statements and Schedules

(a)(1 and 2)  Financial Statements and Schedules

The financial statements listed in Item 8 in the Index to Consolidated Financial Statements on page 21 are filed as part of this report.

(b) Exhibits

3.1
Articles of Incorporation of the Company, dated December 19, 1995, as amended on September 1, 1983 and May 10, 1995 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K filed on March 29, 2013)

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

10.2	Amended and Restated 2002 Stock Option Plan** (incorporated by reference to Exhibit 10.23 of the Company’s Form 10-K filed on March 28, 2012)
10.3	Form of Stock Option Agreement** (incorporated by reference to Exhibit 10.24 of the Company’s Form 10-K filed on March 28, 2012)
10.4	2010 Equity Incentive Plan** (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed on April 30, 2010)
10.5
Loan Modification Agreement dated September 16, 2011 between Sutron Corporation and Branch Banking and Trust Company of Virginia, a North Carolina Banking Corporation (incorporated by reference to Exhibit 10.25 of the Company’s Form 10-K filed on March 28, 2012)

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

Sutron Corporation

(Registrant)

/s/ Raul S. McQuivey	Date: March 31, 2014
By: Raul S. McQuivey,
Chairman of the Board of Directors, President and Chief Executive Officer

 In accordance with the Securities Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Raul S. McQuivey	Date: March 31, 2014
By: Raul S. McQuivey,
Chairman of the Board of Directors, President and Chief Executive Officer

/s/ Leland R. Phipps	Date: March 31, 2014
By: Leland R. Phipps, Director

/s/ John F. DePodesta	Date: March 31, 2014
By: John F. DePodesta, Director

/s/ Larry C. Linton	Date: March 31, 2014
By: Larry C. Linton, Director

/s/ Ashish H. Raval	Date: March 31, 2014
By: Ashish H. Raval, Director and Senior Vice President

/s/ Glen E. Goold	Date: March 31, 2014
By: Glen E. Goold, Chief Financial Officer
(Principal Financial and Accounting Officer)