Form 10-Q
period 2014-03-31
SUTRON CORP
filed 2014-05-15
CIK 728331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

Commission file number: 0-12227

SUTRON CORPORATION
(Name of registrant as specified in its charter)

VIRGINIA	54-1006352
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

22400 Davis Drive, Sterling, Virginia 20164
(Address of principal executive offices)

703-406-2800
(Registrant’s telephone number)

Securities registered under Section 12(g) of the Act: Common Stock, $.01 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

There were 5,066,009 outstanding shares of the issuer's only class of common equity, Common Stock, $0.01 par value, on May 12, 2014.

SUTRON CORPORATION
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED MARCH 31, 2014

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosure About Market Risk” under Items 2 and 3, respectively, of Part I of this report, and the section entitled “Legal Proceedings,”  of Part II of this report, may contain forward-looking statements.  These statements may relate to, but are not limited to, expectations of future operating results or financial performance, macroeconomic trends that we expect may influence our business, plans for capital expenditures, expectations regarding the introduction of new products, regulatory compliance and expected changes in the regulatory landscape affecting our business, expected impact of litigation, plans for growth and future operations, effects of acquisitions, as well as assumptions relating to the foregoing.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.  These risks and other factors include, but are not limited to, those listed under the section entitled “Risk Factors” included on our Annual Report on Form 10-K for the year ended December 31, 2013, filed March 31, 2014 with the SEC.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue,” “seek,” or the negative of these terms or other comparable terminology.  These statements are only predictions.  Actual events and/or results may differ materially.

We believe that it is important to communicate our future expectations to our investors.  However, there may be events in the future that we are not able to predict accurately or to control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission, we do not plan to update publicly or revise any forward-looking statements, whether as a result of any new information, future events or otherwise, other than through the filing of periodic reports in accordance with the Securities Exchange Act of 1934, as amended.  Investors and potential investors should not place undue reliance on our forward-looking statements.  Before you invest in our common stock, you should be aware that the occurrence of any of the events described in the “Risk Factors” section included on our Annual Report on Form 10-K for the year ended December 31, 2013, filed March 31, 2014 with the SEC and elsewhere in this Quarterly Report on Form 10-Q could harm our business, prospects, operating results and financial condition.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SUTRON CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2014	(Audited) December 31, 2013

ASSETS
Current Assets:
Cash and cash equivalents	$8,296,797	$8,283,092
Restricted cash and cash equivalents	875,820	850,279
Accounts receivable, net	5,663,123	5,863,636
Inventory, net	5,202,583	4,876,641
Prepaid items and other assets	685,756	446,749
Income taxes receivable	104,855	106,897
Deferred income taxes	1,051,717	664,558
Total Current Assets	21,880,651	21,091,852

Property and Equipment, Net	1,466,119	1,532,144
Other Assets
Goodwill	4,452,152	4,452,152
Intangibles, net of amortization	861,238	907,495
Deferred tax assets	64,075	77,357
Other Assets	80,427	81,885
Total Assets	$28,804,662	$28,142,885

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,362,497	$1,170,446
Accrued payroll	292,751	468,454
Deferred revenue	789,573	686,029
Other accrued expenses	2,820,613	1,520,261
Billings in excess of costs and estimated earnings	253,770	388,687
Total Current Liabilities	5,519,204	4,233,877
Long-Term Liabilities
Deferred rent	859,351	890,391
Deferred income taxes	-	-
Total Liabilities	6,378,555	5,124,268
Stockholders’ Equity
Common stock, 12,000,000 shares authorized; 5,066,009 issued and outstanding at March 31, 2014 and December 31, 2013	50,660	50,660
Additional paid-in capital	5,363,275	5,340,277
Retained earnings	17,281,780	17,869,256
Accumulated other comprehensive loss	(269,608)	(241,576)
Total Stockholders’ Equity	22,426,107	23,018,617
Total Liabilities and Stockholders’ Equity	$28,804,662	$28,142,885

See accompanying notes to consolidated financial statements.

SUTRON CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Revenue	$4,899,345	$6,455,110

Cost of goods sold	3,337,551	3,808,969
Gross profit	1,561,794	2,646,141

Operating expenses:
Selling, general and administrative expenses	1,659,849	1,634,003
Research and development expenses	868,949	970,139
Total operating expenses	2,528,798	2,604,142

Operating (loss) income	(967,004)	41,999

Financing income, net	2,873	3,203

(Loss) income before income taxes	(964,131)	45,202

Income tax (benefit) expense	(376,655)	15,000
Net (loss) income	$(587,476)	$30,202

Net (loss) income per share:

Basic (loss) income per share	$(0.12)	$0.01
Diluted (loss) income per share	$(0.12)	$0.01

Comprehensive income:

Net (loss) income	$(587,476)	$30,202

Foreign currency translation adjustments	(28,032)	4,017

Comprehensive (loss) income	$(615,508)	$34,219

See accompanying notes to consolidated financial statements.

SUTRON CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

					Accumulated
			Additional		Other
	Common	Stock	Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	Loss	Total
Balances, December 31, 2012	5,039,632	$50,397	$5,185,325	$17,073,351	$(182,603)	$22,126,470
Net income	-	-	-	30,202	-	30,202
Foreign currency translation adjustment	-	-	-	-	4,017	4,017
Amortization of stock based compensation	-	-	42,528	-	-	42,528
Exercise of stock options	17,377	72	17,854	-	-	17,926
Balances, March 31, 2013	4,704,632	$47,047	$4,173,828	$15,930,551	$(176,509)	$19,974,917

Balances, December 31, 2013	5,066,009	$50,660	$5,340,277	$17,869,256	$(241,576)	$23,018,617
Net loss	-	-	-	(587,476)	-	(587,476)
Foreign currency translation adjustment	-	-	-	-	(28,032)	(28,032)
Amortization of stock based compensation	-	-	22,998	-	-	22,998
Exercise of stock options	-	-	-	-	-	-
Balances, March 31, 2014	5,066,009	$50,660	$5,363,275	$17,281,780	$(269,608)	$22,426,107

See accompanying notes to consolidated financial statements.

SUTRON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net (loss) income	$(587,476)	$30,202
Noncash items included in net income:
Depreciation	113,562	96,340
Amortization of intangibles	46,257	33,585
Deferred income taxes	(373,877)	23,000
Stock based compensation	22,998	42,528
Tax benefit from stock options exercised	-	(12,996)
Change in current assets and liabilities, net of the impact of acquisitions:
Accounts receivable	200,513	(1,448,011)
Inventory	(325,942)	(150,221)
Prepaid expenses and other assets	(239,007)	(633,764)
Income tax receivable	2,042	(14,472)
Accounts payable	192,051	60,198
Accrued expenses	1,124,649	(46,768)
Deferred revenues	103,544	(84,527)
Billings in excess of costs and estimated earnings	(134,917)	131,717
Deferred rent	(31,040)	(85,450)
Net Cash Provided (Used) by Operating Activities	113,357	(2,058,639)

Cash Flows from Investing Activities:
Restricted cash and cash equivalents	(25,541)	61,700
Purchase of property and equipment	(47,537)	(95,108)
Other assets	1,458	1,459
Business acquisition	-	(1,214,330)
Net Cash Used by Investing Activities	(71,620)	(1,246,279)

Cash Flows from Financing Activities:
Tax benefit from stock options exercised	-	12,996
Proceeds from stock options exercised	-	4,930
Net Cash Provided by Financing Activities	-	17,926

Effect of exchange rate changes on cash and cash equivalents	(28,032)	4,017
Net increase (decrease) in cash and cash equivalents	13,705	(3,282,975)
Cash and Cash Equivalents, beginning of period	8,283,092	7,576,374
Cash and Cash Equivalents, end of period	$8,296,797	$4,293,399

See accompanying notes to consolidated financial statements.

SUTRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization

Sutron Corporation (the “Company”) was incorporated on December 30, 1975, under the General Laws of the Commonwealth of Virginia. The Company operates from its headquarters located in Sterling, Virginia. The Company has several branch offices located throughout the United States and a branch office in India.

 The Company is a leading provider of real-time data collection and control products, systems and applications software and professional services in the hydrological, meteorological, air quality and oceanic monitoring markets. We design, manufacture, market and sell products, systems, and software as well as providing services that enable government and commercial entities to monitor and collect hydrological, meteorological, air quality and oceanic data for the management of critical water resources, for early warning of potentially disastrous floods, storms or tsunamis, for the optimization of hydropower plants, emissions monitoring and for the supply of critical aviation information.  We provide real-time data collection and control products consisting primarily of dataloggers, satellite transmitters/loggers, water level and meteorological sensors and tides monitoring systems.  We provide turnkey integrated systems for hydrological, meteorological, air quality and oceanic networks and related services consisting of installation, training and maintenance of hydrological, meteorological and air quality networks.  We provide both systems and applications software that is used to provide data necessary for the management of vital resources.  Our customers include a diversified base of federal, state, local and foreign governments, engineering firms, universities, hydropower companies and aviation firms.

2.  Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  All significant intercompany transactions and accounts have been eliminated upon consolidation.  The Company consolidates investments where it has a controlling financial interest.  The usual condition for controlling financial interest is ownership of a majority of the voting interest and, therefore, as a general rule, ownership, directly or indirectly, of more than 50% of the outstanding voting shares is a condition indicating consolidation.  For investments in variable interest entities, the Company would consolidate when it is determined to be the primary beneficiary of a variable interest entity.  The Company does not have any variable interest entities.

Unaudited Interim Financial Information

The consolidated interim financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures included in the consolidated interim financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities and Exchange Act of 1934, as amended, for the quarterly report on Form 10-Q and are adequate to make the information presented not misleading.  The consolidated interim financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.  These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 31, 2014 with the SEC. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2014 or thereafter.  All references to March 31, 2014 and 2013 or to the three months ended March 31, 2014 and 2013 in the notes to the consolidated interim financial statements are unaudited.  The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission.

Recent Pronouncements

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires standard presentation of an unrecognized tax benefit when a carryforward related to net operating losses or tax credits exist. This update is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2013. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

3.           Stock-Based Compensation

There were no stock options granted during the three months ended March 31 2014 or 2013.  Stock based compensation expense relating to stock option awards and restricted stock units (RSU’s) for the three months ended March 31, 2014 and 2013 was $22,998 and $42,528, respectively. These expenses were included in the cost of sales and selling, general and administrative lines of the Consolidated Statements of Comprehensive Income (Loss). Unamortized stock compensation expense as of March 31, 2014 relating to stock options totaled approximately $12,917 and these costs will be expensed over a weighted average period of approximately 1.1 years. Unamortized stock compensation expense as of March 31, 2014 relating to RSU’s totaled approximately $94,000 and these costs will be expensed over a weighted average period of approximately 1.3 years. Further details of the Company’s stock-based compensation are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission.

The following table summarizes stock option activity under the Stock Option Plans for the three months ended March 31, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	113,726	$6.66	4.94	$1,600
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(10,000)	6.47	-	-
Outstanding at March 31, 2014	103,726	$6.68	4.51	$3,050
Exercisable at March 31, 2014	93,726	$6.70	4.34	$3,050
Nonvested at March 31, 2014	10,000	$6.47	6.13	$-

The following table summarizes RSU activity under the 2010 Equity Incentive Plan for the three months ended March 31, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	46,125	$4.36	1 .24	$237,083
Granted	-	-	-	-
Forfeited	(1,000)	5.65	-	(5,140)
Vested	(9,125)	5.65	-	(46,903)
Outstanding at March 31, 2014	36,000	$5.66	2.24	$203,670
Expected to vest	26,280	$5.66	1.98	$148,752

4.  Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings (loss) per share and the effect on weighted average number of shares of potential dilutive common stock.

	Three Months Ended March 31,
	2014	2013

Net (loss) income	$(587,476)	$30,202
Shares used in calculation of income per share:
Basic	5,066,009	5,056,767
Effect of dilutive options	-	60,565
Diluted	5,066,009	5,117,332
Net (loss) income per share:
Basic	$(0.12)	$0.01
Diluted	$(0.12)	$0.01

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q . In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk factors” included on our Annual report on Form 10-K for the year ended December 31, 2013, filed March 31, 2014 with the SEC and elsewhere in this document. See also “Cautionary Note Concerning Forward Looking Statements” at the beginning of this Quarterly Report on Form 10-Q.

Overview

We provide real-time integrated system solutions including equipment, software, and services to our customers in the areas of hydrological, meteorological, air quality and oceanic monitoring.  We design, manufacture, market and sell our products and services to a diversified customer base consisting of federal, state, local and foreign governments, engineering firms, universities, hydropower companies and aviation firms.  Our products, systems, software and services enable organizations to monitor and collect air quality, hydrological, meteorological and oceanic data to facilitate critical water resource management, the monitoring, forecasting, early event detection and warning of potentially disastrous floods, storms or tsunamis, the optimization of hydropower plants, emissions monitoring and the supply of critical aviation information.

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

We began fiscal year 2014 with a backlog of approximately $12,469,000 as compared to beginning fiscal year 2013 with a backlog of approximately $13,354,000.  As of March 31, 2014, our backlog totaled approximately $12,064,000.  We have historically experienced significant fluctuations in our quarterly sales and revenue and anticipate that we will continue to experience quarterly fluctuations in our sales and revenue in 2014.  Operating results will depend upon the product mix and upon the timing and execution of project awards.

International sales, which totaled 55% of total revenue for the first quarter of 2014 are a significant portion of our revenue.  We believe that international revenue will grow as a percentage of our total business as we plan to develop stronger international partnerships and expand our international sales opportunities. International sales are however difficult to forecast because they are frequently delayed due to various governmental procurement and approval processes. Our domestic business is highly dependent upon government business frequently solicited on a competitive bid basis.  Contracts and purchase orders with Federal, state and local government agencies represented approximately 24% of our total revenues for the first quarter of 2014.

We are committed in our ongoing sales, marketing and research and development activities to sustain and grow sales and revenue from existing and new products and services.  We expect our sales and marketing, research and development and general and administrative expenses to be materially consistent with those expenditures in  2013 due to continued investment in sales and marketing activities and in the development of new products and applications in our new MeteoStar and Sabio divisions as well as our legacy business.

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

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenue represented by certain items reflected in our statements of operations:

	Three Months Ended March 31,
	2014	2013

Revenues	100.0%	100.0%
Cost of goods sold	68.1	59.0
Gross profit	31.9	41.0
Selling, general and administrative expenses	33.9	25.3
Research and development expenses	17.7	15.0
Operating income (loss)	(19.7)	0.7
Interest and other income	0.0	0.0
Income (loss) before income taxes	(19.7)	0.7
Income taxes (benefit)	(7.7)	0.2
Net income (loss)	(12.0)%	0.5%

Three Months ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenue

Revenue for the first quarter ended March 31, 2014 was $4,899,345 compared to $6,455,110 in the first quarter of 2013.   Revenue is broken down between sales of standard products and sales of systems and services.  Standard products had a revenue decrease of 36% to $1,810,422 in 2014 from $2,841,190 in 2013.  Sales of Sabio air quality systems contributed an increase of $239,572 which was offset by the timing of expected transactions that were delayed until the second quarter.  Revenue for systems and services decreased 15% to $3,088,923 in the first quarter of 2014 from $3,613,920 in 2013.   Sales of MeteoStar systems and services were $924,465 in the first quarter of 2014 as compared to $1,727,163 in the first quarter of 2013.  The overall decline in revenue from both systems and services as well as from MeteoStar systems and services resulted from delayed and decreased project activity.

Overall domestic revenues decreased 35% to $2,189,967 in the first quarter of 2014 compared to $3,348,827 in 2013 due in part to decreased domestic sales of $654,422 in our MeteoStar division for the first quarter of 2014 compared to MeteoStar’s domestic sales in the first quarter of 2013.  International revenues decreased 13% to $2,709,378 in the first quarter of 2014 as compared to $3,106,283 in the same period in 2013 due primarily to delayed and decreased project activity.

Customer orders or bookings in the first quarter of 2014 increased 19% to approximately $7,473,000 compared to approximately $6,262,000 in the first quarter of 2013.

Cost of Sales and Revenues

Cost of sales as a percentage of revenues was 68% and 59%, respectively, for the first quarter of 2014 and 2013.   Standard product cost of sales was approximately 75% in the first quarter of 2014 as compared to 57% in 2013.  Cost of sales for systems and services was 64% in the first quarter of 2014 as compared to 61% in the first quarter of 2013.  The increase in costs of sales was due primarily to the lower volume and top line revenue and also to the mix of products being sold in 2014 compared to 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $1,659,849 for the first quarter of 2014 from $1,634,003 for the same period in 2013.   The increase in selling, general and administrative expenses for the quarter was primarily due to the addition of Sabio operations for the full quarter in 2014 as compared to a small portion of the first quarter of 2013.

Research and Development Expenses

Research and development expenses decreased to $868,949 for the first quarter of 2014 from $970,139 for the same period in 2013.  The decrease is primarily due to engineers charging more of their time to project work as opposed to research and development.

Interest and Other Income, Net

Due to our strong cash position in both periods, we did not use our line of credit during the first quarter of 2014 or 2013.  We had interest income for the quarter ended March 31, 2014 of $2,873 as compared to net interest income of $3,203 for the quarter ended March 31, 2013.

Income Taxes

We recorded an income tax benefit of $376,655 for the quarter ended March 31, 2014 as compared to $15,000 tax provision for the quarter ended March 31, 2013.  The income tax expense represents an effective tax rate of 38% and 33% for 2014 and 2013, respectively.

Liquidity and Capital Resources

Cash and cash equivalents were $8,296,797 at March 31, 2014 compared to $8,283,092 at December 31, 2013.  Working capital decreased to $16.4 million at March 31, 2014 compared with $16.9 million at December 31, 2013.

We generated approximately $113,356 of net cash from operating activities during the three months ended March 31, 2014.  Our cash flows from operations were impacted by our net loss of $587,476 and $191,060 of non-cash items such as depreciation, amortization, stock-based compensation, and deferred taxes.  In addition, our operating cash flows were positively impacted by a $200,513 decrease in accounts receivable associated with collection activities and the approximate $1,900,000 increase in advance payments received from our customers that is reflected in accrued expenses.  Cash flows were negatively impacted by a $239,007 increase in prepayments made to our vendors and a $325,942 increase in the level of inventory on hand.  Net cash used in operating activities in the first three months of 2013 was primarily due to a significant increase in accounts receivable and prepaid expenses.

We used $71,619 of net cash in investing activities during the three months ended March 31, 2014.  Our cash used for investing activities was driven by the purchase of property and equipment and additional restricted cash related to bid and performance bonds.  Net cash used by investing activities during the first three months of 2013 was primarily for the purchase of property and equipment and the acquisition of Sabio Instruments.

We generated net cash of $17,926 during the three months ended March 31, 2013 for financing activities primarily due to proceeds from the exercise of employee stock options and the tax benefits related to the exercise.

We have a line of credit facility of $4,000,000 with a commercial bank.  The line of credit is collateralized by the assets of the Company. Borrowings under the line of credit may be used towards working capital and the issuance of stand-by letters of credit.  We are permitted to borrow based on accounts receivable and inventory according to pre-established criteria. The issuance of letters of credit against the line of credit reduces the borrowing capacity of the facility for working capital purposes.  The maturity date of the credit facility is December 20, 2015.  Borrowings under the agreement will bear interest payable monthly based on the bank’s prime rate. During the first quarter of 2014, the company did not borrow on the line of credit.

The Company maintains letters of credit to satisfy bid or performance guarantees under certain contracts.  As of March 31, 2014 and December 31, 2013, the commercial bank had issued stand-by letters of credit on behalf of the Company in the amount of $1,813,354 and $1,663,000, respectively.  The amount available under the line of credit was reduced by this amount.

Under the terms of the loan agreement, the Company is required to maintain usual and customary covenants, including, but not limited to a financial covenant with regard to Tangible Net Worth.  As of March 31, 2014, the Company was in full compliance with all covenants contained in the agreement and remains so as of the date of this report.

Management believes that its existing cash resources, cash flow from operations and short-term borrowings on the existing credit line will provide adequate resources for supporting operations during fiscal 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The Company’s exposure to market risk has not changed materially since December 31, 2013.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, for the reasons set forth below, the Company's disclosure controls and procedures were not effective as of March 31, 2014 at ensuring that required information would be disclosed on a timely basis in the Company's reports filed under the Exchange Act.

In March 2014, it came to the Company's attention that a number of beneficial ownership disclosure reports required to be filed by directors and officers of the Company under Sections 16(a) and 13(d) of the Exchange Act had inadvertently not been filed with the SEC - specifically Forms 3, Forms 4, Forms 5 and amended Schedules 13G. In addition, the failure to file these reports was not properly disclosed in several of the Company's Annual Reports on Forms 10-K and Definitive Proxy Statements, as filed with the SEC. The Company is in the process of notifying the delinquent filers so that they make their required filings.

As a result of this error, the Company is in the process of implementing certain procedures including, among other things, that Section 16 filings are tracked under the supervision of the Company's Chief Financial Officer, who is also charged with reviewing the disclosure required by Item 405 of Regulation S-K in the Company's Annual Reports on Form 10-K and Definitive Proxy Statements.

(b) Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no outstanding legal claims involving the business that, in the opinion of management, will have a material effect on our financial statements.

Item 1A. Risk Factors

See our risk factors listed under the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities during the Three Months Ended March 31, 2014

None.

(b)	Use of Proceeds from Sale of Registered Equity Securities

None.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32
Certification of the President and Chief Executive Officer and the Chief Financial Officer pursuant to 18 United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Sutron Corporation (Registrant)

May 15, 2014	By:	/s/ Raul S. McQuivey
Date		Raul S. McQuivey
President and Chief Executive Officer (Principal Executive Officer)

May 15, 2014	By:	/s/ Glen E. Goold
Date		Glen E. Goold
Chief Financial Officer
(Principal Accounting Officer)