Form 10-Q
period 2014-06-30
SUTRON CORP
filed 2014-08-14
CIK 728331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

There were 5,066,009 outstanding shares of the issuer's only class of common equity, Common Stock, $0.01 par value, on August 14, 2014.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SUTRON CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2014	(Audited) December 31, 2013

ASSETS
Current Assets:
Cash and cash equivalents	$7,751,469	$8,283,092
Restricted cash and cash equivalents	856,619	850,279
Accounts receivable, net	6,815,994	5,863,636
Inventory, net	5,381,433	4,876,641
Prepaid items and other assets	675,586	446,749
Income taxes receivable	114,060	106,897
Deferred income taxes	967,668	664,558
Total Current Assets	22,562,829	21,091,852

Property and Equipment, Net	1,728,419	1,532,144
Other Assets
Goodwill	4,452,152	4,452,152
Intangibles, net of amortization	814,981	907,495
Deferred tax assets	50,353	77,357
Other Assets	105,430	81,885
Total Assets	$29,714,164	$28,142,885

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,189,988	$1,170,446
Accrued payroll	537,524	468,454
Deferred Rent	143,910	139,146
Deferred revenue	1,075,592	686,029
Other accrued expenses	3,088,090	1,520,261
Billings in excess of costs and estimated earnings	329,445	388,687
Total Current Liabilities	6,364,549	4,373,023
Long-Term Liabilities:
Deferred rent	682,657	751,245
Deferred income taxes	-	-
Total Liabilities	7,047,206	5,124,268
Stockholders’ Equity
Common stock, 12,000,000 shares authorized; 5,066,009 issued and outstanding at June 30, 2014 and December 31, 2013	50,660	50,660
Additional paid-in capital	5,393,582	5,340,277
Retained earnings	17,487,544	17,869,256
Accumulated other comprehensive loss	(264,828)	(241,576)
Total Stockholders’ Equity	22,666,958	23,018,617
Total Liabilities and Stockholders’ Equity	$29,714,164	$28,142,885

See accompanying notes to consolidated financial statements.

SUTRON CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenue	$7,615,540	$6,343,240	$12,514,885	$12,798,350

Cost of goods sold	4,689,578	3,987,068	8,027,129	7,796,037
Gross profit	2,925,962	2,356,172	4,487,756	5,002,313

Operating expenses:
Selling, general and administrative expenses	1,924,213	1,467,134	3,584,062	3,101,137
Research and development expenses	716,167	976,254	1,585,117	1,946,393
Total operating expenses	2,640,380	2,443,388	5,169,179	5,047,530

Operating income (loss)	285,582	(87,216)	(681,423)	(45,217)

Interest and other income, net	17,660	6,046	20,533	9,249

Income (loss) before income taxes	303,242	(81,170)	(660,890)	(35,968)

Income tax expense (benefit)	97,477	(28,000)	(279,178)	(13,000)
Net income (loss)	$205,765	$(53,170)	$(381,712)	$(22,968)

Net income (loss) per share:

Basic income (loss) per share	$0.04	$(0.01)	$(0.08)	$0.00
Diluted income (loss) per share	$0.04	$(0.01)	$(0.08)	$0.00

Comprehensive income:

Net income (loss)	$205,765	$(53,170)	$(381,712)	$(22,968)

Foreign currency translation adjustments	4,780	(60,344)	(23,252)	(56,317)

Comprehensive income (loss)	$210,545	$(113,514)	$(404,964)	$(79,285)

See accompanying notes to consolidated financial statements.

SUTRON CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

					Accumulated
			Additional		Other
	Common	Stock	Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	Loss	Total
Balances, December 31, 2012	5,039,632	$50,397	$5,185,325	$17,073,351	$(182,603)	$22,126,470
Net loss	-	-	-	(22,968)	-	(22,968)
Foreign currency translation adjustment	-	-	-	-	(56,317)	(56,317)
Amortization of stock based compensation	-	-	80,080	-	-	80,080
Exercise of stock options	7,252	72	17,854	-	-	17,926
Balances, June 30, 2013	5,046,884	$50,469	$5,283,259	$17,050,383	$(238,920)	$22,145,191

Balances, December 31, 2013	5,066,009	$50,660	$5,340,277	$17,869,256	$(241,576)	$23,018,617
Net loss	-	-	-	(381,712)	-	(381,712)
Foreign currency translation adjustment	-	-	-	-	(23,252)	(23,252)
Amortization of stock based compensation	-	-	53,305	-	-	53,305
Exercise of stock options	-	-	-	-	-	-
Balances, June 30, 2014	5,066,009	$50,660	$5,393,582	$17,487,544	$(264,828)	$22,666,958

See accompanying notes to consolidated financial statements.

SUTRON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net (loss)	$(381,712)	$(22,968)
Noncash items included in net (loss):
Depreciation	227,123	192,680
Amortization of intangibles	92,514	67,170
Deferred income taxes	(276,106)	36,000
Stock based compensation	53,305	80,080
Tax benefit from stock options exercised	-	(12,996)
Change in current assets and liabilities, net of the impact of acquisitions:
Accounts receivable	(952,358)	256,599
Inventory	(504,792)	(435,285)
Prepaid expenses and other assets	(228,836)	(58,632)
Income tax receivable	(7,163)	(61,449)
Accounts payable	19,541	(151,510)
Accrued expenses	1,636,899	138,976
Deferred revenues	389,563	25,582
Billings in excess of costs and estimated earnings	(59,242)	233,196
Deferred rent	(63,824)	(120,221)
Net Cash (Used) Provided by Operating Activities	(55,088)	167,222

Cash Flows from Investing Activities:
Restricted cash and cash equivalents	(6,340)	(8,057)
Purchase of property and equipment	(423,398)	(164,747)
Other assets	(23,545)	4,418
Business acquisition	-	(1,214,330)
Net Cash Used by Investing Activities	(453,283)	(1,382,716)

Cash Flows from Financing Activities:
Tax benefit from stock options exercised	-	12,996
Proceeds from stock options exercised	-	4,930
Net Cash Provided by Financing Activities	-	17,926

Effect of exchange rate changes on cash and cash equivalents	(23,252)	(56,317)
Net (decrease) in cash and cash equivalents	(531,623)	(1,253,885)
Cash and Cash Equivalents, beginning of period	8,283,092	7,576,374
Cash and Cash Equivalents, end of period	$7,751,469	$6,322,489

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

 The Company is a leading provider of real-time data collection and control products, systems and applications software and professional services in the hydrological, meteorological, air quality and oceanic monitoring markets. We design, manufacture, market and sell products, systems, and software as well as provide services that enable government and commercial entities to monitor and collect hydrological, meteorological, air quality and oceanic data for the management of critical water resources, for early warning of potentially disastrous floods, storms or tsunamis, for the optimization of hydropower plants, emissions monitoring, for the supply of critical aviation information and for other environmental applications.  We provide real-time data collection and control products consisting primarily of dataloggers, satellite transmitters/loggers, water level and meteorological sensors and tide monitoring systems.  We provide turnkey integrated systems for hydrological, meteorological, air quality and oceanic networks and related services consisting of installation, training and maintenance of hydrological, meteorological and air quality networks.  We provide both systems and applications software that is used to provide data necessary for the management of vital resources.  Our customers include a diversified base of federal, state, local and foreign governments, engineering firms, universities, hydropower companies and aviation firms.

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

Unaudited Interim Financial Information

The consolidated interim financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures included in the consolidated interim financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities and Exchange Act of 1934, as amended, for the quarterly report on Form 10-Q and are adequate to make the information presented not misleading.  The consolidated interim financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.  These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 31, 2014 with the SEC. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2014 or thereafter.  All references to June 30, 2014 and 2013 or to the three and six months ended June 30, 2014 and 2013 in the notes to the consolidated interim financial statements are unaudited.  The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC.

Recent Pronouncements

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The new guidance applies to reporting entities that grant employees share-based payments in which the terms of the award allow a performance target to be achieved after the requisite service period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  Existing guidance in “Compensation – Stock Compensation (Topic 718)” should be applied to account for these types of awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted and reporting entities may choose to apply the amendments in the ASU either on a prospective or retrospective basis.  The Company is currently assessing the impact that ASU 2014-12 will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606”. This ASU applies to any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition”, most industry-specific guidance, and some cost guidance included in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts”. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To be in alignment with the core principle, an entity must apply a five step process including: identification of the contract(s) with a customer, identification of performance obligations in the contract(s), determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue when (or as) the entity satisfies a performance obligation.  Additionally, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer have also been amended to be consistent with the guidance on recognition and measurement.  The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2014-09 will have on its consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in this ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results and include disposals of a major geographic area, a major line of business, or a major equity method investment. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. Additionally, the new guidance requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted.  The Company does not expect the adoption of ASU 2014-08 to have a material impact on its (consolidated) financial statements.

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

3.  Stock-Based Compensation

The Company grants stock options under the Stock Option Plans to key employees and directors for valuable services provided to the Company.   During the three months ended June 30, 2014, the Company issued 200,000 stock options to members of Executive Management that vest ratably over five years.  Stock based compensation expense relating to stock option awards and restricted stock units (RSU’s) for the three months ended June 30, 2014 and 2013 was $30,307 and $37,552, respectively.

These expenses were included in the cost of sales and selling, general and administrative lines of the Consolidated Statements of Comprehensive Income (Loss).   Stock Compensation expense relating to stock option awards and restricted stock units (RSU’s) for the six months ended June 30, 2014 and 2013 was $53,305 and $80,080, respectively.

Unamortized stock compensation expense as of June 30, 2014 relating to stock options totaled approximately $328,994 and these costs will be expensed over a weighted average period of approximately 9.82 years. Unamortized stock compensation expense as of June 30, 2014 relating to RSU’s totaled approximately $117,381 and these costs will be expensed over a weighted average period of approximately 2.06 years. Further details of the Company’s stock-based compensation are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC.

The following table summarizes stock option activity under the Stock Option Plans for the six months ended June 30, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	113,726	$6.66	4.94	$1,600
Granted	200,000	4.52	-	90,000
Exercised	-	-	-	-
Forfeited or expired	(10,000)	6.47	-	-
Outstanding at June 30, 2014	303,726	$5.26	7.99	$90,750
Exercisable at June 30, 2014	98,726	$6.36	4.18	$750
Nonvested at June 30, 2014	205,000	$4.73	9.82	$90,000

The following table summarizes RSU activity under the 2010 Equity Incentive Plan for the six months ended June 30, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	46,125	$4.36	1 .24	$237,083
Granted	9,000	5.00	-	45,000
Forfeited	(1,000)	5.14	-	(5,140)
Vested	(18,125)	5.66	-	(98,023)
Outstanding at June 30, 2014	36,000	$5.49	2.22	$197,550
Expected to vest	25,830	$5.43	2.06	$117,381

4.  Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings (loss) per share and the effect on weighted average number of shares of potential dilutive common stock.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net (loss) income	$205,765	$(53,170)	$(381,712)	$(22,968)
Shares used in calculation of income per share:
Basic	5,066,009	5,062,251	5,066,009	5,059,524
Effect of dilutive options	25,110	-	-	1,393
Effect of dilutive restricted shares	36,000	-	-	56,250
Diluted	5,127,119	5,062,251	5,066,009	5,117,167
Net (loss) income per share:
Basic	$0.04	$(0.01)	$(0.08)	$0.00
Diluted	$0.04	$(0.01)	$(0.08)	$0.00

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

Overview

We provide real-time integrated system solutions including equipment, software, and services to our customers in the areas of hydrological, meteorological, air quality and oceanic monitoring.  We design, manufacture, market and sell both products and services to a diversified customer base consisting of federal, state, local and foreign governments, engineering firms, universities, hydropower companies and aviation firms.  Our products, systems, software and services enable organizations to monitor and to collect air quality, hydrological, meteorological and oceanic data to facilitate critical water resource management, the monitoring, forecasting, early event detection and warning of potentially disastrous floods, storms or tsunamis, the optimization of hydropower plants, emissions monitoring, the supply of critical aviation information, and other environmental applications.

Our key products are the SatLink2 Transmitter/Logger, the Xpert/XLite dataloggers, the Accububble Self-Contained Bubbler, the Accubar Pressure Sensor, ambient air instrumentation and continuous emissions control monitoring systems and Tempest, XConnect and LEADS® systems software.  These key products are the essential components of most of Sutron’s integrated systems and are provided to customers as off-the-shelf equipment or as part of a custom system.  The SatLink2 is a key product because it functions both as a transmitter and logger.  The Xpert and XLite are more powerful dataloggers that have significant more logging capability and communications options than the SatLink2.  Our ambient air instrumentation and continuous emissions control monitoring systems allow us to collect critical air quality data.  Our Tempest, XConnect and LEADS® systems software allow us to provide turn-key systems solutions to our customers in our core markets.

We began fiscal year 2014 with a backlog of approximately $12,469,000 as compared to beginning fiscal year 2013 with a backlog of approximately $13,354,000.  As of June 30, 2014, our backlog totaled approximately $14,021,471.  We have historically experienced significant fluctuations in our quarterly sales and revenue and anticipate that we will continue to experience quarterly fluctuations in our sales and revenue in 2014.  Operating results will depend upon the product mix sold in a given period as well as upon the timing and execution of project awards.

International sales, which totaled 53% of total revenue for the first six months of 2014, are a significant portion of our revenue.  We believe that international revenue will grow as a percentage of our total business as we plan to develop stronger international partnerships and to expand our international sales opportunities. International sales are however difficult to forecast because they are frequently delayed due to various governmental procurement, approval and funding processes. Our domestic business is highly dependent upon government business that is frequently solicited on a competitive bid basis.  Contracts and purchase orders with Federal, state and local government agencies represented approximately 32% of our total revenues for the first six months of 2014.

We are committed in our ongoing sales, marketing and research and development activities to sustain and to grow sales and revenue from existing and new products and services.  As such, we invested during the second quarter of 2014 in Surface Mount Technology (SMT) equipment. This investment provides us with the robotic ability to place with high precision surface-mount devices onto a printed circuit board ensuring our quality standards are consistently met during our production process.  We have also invested in the hiring of a Quality Assurance Manager and a SMT operator to ensure the success of this new operation.  We believe that we will be able to manufacture these devices at a lower cost than our suppliers have charged and will reduce the elapsed time to produce finished products.

We expect our sales and marketing, research and development and general and administrative expenses to be materially consistent with those expenditures in 2013 due to continued investment in sales and marketing activities and in the development of new products and applications in our new MeteoStar and Sabio divisions as well as our legacy business.

On March 6, 2013, we completed the acquisition of substantially all of the commercial and operating assets of Sabio Instruments (“Sabio”).  With this acquisition, we broadened our line of environmental monitoring instrumentation into the expected growth market of air quality monitoring and we are continuing to develop an expanded set of monitoring and warning products and solutions.

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenue represented by certain items reflected in our statements of operations:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013		2014		2013
Revenues	100.0%	100.0%		100.0%		100.0%
Cost of goods sold	61.6	62.9		64.1		60.9
Gross profit	38.4	37.1		35.9		39.1
Selling, general and administrative expenses	25.3	23.1		28.6		24.2
Research and development expenses	9.4	15.4		12.7		15.2
Operating income (loss)	3.7	(1.4)		(5.4)		(0.3)
Interest and other income	.2	0.1		.2		0.0
Income (loss) before income taxes	3.9	(1.3)		(5.2)		(0.3)
Income taxes (benefit)	1.3	(0.5)		(2.2)		(0.1)
Net income (loss)	2.6%	(0.8	) %	(3.0	) %	(0.2	) %

Three and Six Months period ended June 30, 2014 Compared to the Three and Six Months period ended June 30, 2013

Revenue

Revenue for the second quarter ended June 30, 2014 was $7,615,540 compared to $6,343,240 in the second quarter of 2013 representing an increase of $1,272,300, or approximately 20%.  Revenue is broken down between sales of standard products and sales of systems and services.  Revenue related to standard products increased 13% to $2,757,692 in the second quarter of 2014 from $2,444,229 in the same period of 2013 primarily due to the timing of delivery and mix of products between years.  Revenue for systems and services increased 25% to $4,857,848 for the three months ended June 30, 2014 from $3,899,011 for the same three month period in 2013.   Sales of MeteoStar systems and services were $1,564,933 for the three months ended June 30, 2014 as compared to $1,153,244 for the three months ended June 30, 2013.  The overall increase in revenue from both systems and services as well as from MeteoStar systems and services resulted from both delayed first quarter projects that were realized in the second quarter as well as winning and delivering on projects that had been anticipated to occur in the second quarter.

Overall domestic revenues increased by 19% to $3,735,282 during the three months ended June 30, 2014 as compared to $3,134,182 during the three months ended June 30, 2013.  This increase was due in part to increased domestic sales of $130,493 in our MeteoStar division for the three month period ended June 30, 2014 as compared to the same three month period in 2013, as well as from higher than expected second quarter orders from government customers. International revenues increased by 21% to $3,880,258 in the three month period ended June 30, 2014 as compared to $3,209,058 during the same period in 2013 due to both delayed first quarter project activity for which revenue was realized in the second quarter, as well as delivering on anticipated second quarter projects.

Customer orders or bookings in the three months ended June 30, 2014 increased by 3% to approximately $8,020,000 as compared to approximately $7,765,000 for the same three month period in 2013.

Revenue of $12,514,885 represents a decrease of $283,465 or approximately 2%, during the six months ended June 30, 2014, as compared to $12,798,350 during the six months ended June 30, 2013.  Revenue is broken down between sales of standard products and sales of systems and services.  Revenue related to standard products decreased 14% to $4,568,114 in 2014 from $5,285,419 in 2013.  Sales of Sabio air quality systems contributed an increase of $176,930 and, although standard product sales were strong in the second quarter, the shortfall experienced in the first quarter has not yet been recovered.  Revenue for systems and services increased 6% to $7,946,771 for the six months ended June 30, 2014 from $7,512,931 for the same six month period in 2013.   Sales of MeteoStar systems and services were $2,489,398 for the six months ended June 30, 2014 as compared to $2,880,407 for the six months ended June 30, 2013.  The Integrated Systems Division has won and delivered a number of projects that contributed to the overall system and services year-over-year increase in revenue.

 Overall domestic revenues decreased by 9% to $5,925,249 during the six months ended June 30, 2014 as compared to $6,483,009 during the six months ended June 30, 2013.  This decrease was due in part to decreased domestic sales of $523,929 in our MeteoStar division for the six month period ended June 30, 2014 as compared to the same six month period in 2013. International revenues increased by 4% to $6,589,636 in the six month period ended June 30, 2014, as compared to $6,315,340 during the same period in 2013 due primarily to increased project activity year-over-year.  The Company is pursuing a number of larger projects and expects to close several of them in the second half of 2014.

Customer orders or bookings in the six months ended June 30, 2014 increased by 10% to approximately $15,493,000, as compared to approximately $14,028,000 for the same six month period in 2013.

Cost of Sales and Revenues

Cost of sales and revenues consists primarily of operational costs associated with our standard products production facilities, as well as the costs associated with the design and development of customized software systems and services that we provide to our customers.

Cost of sales as a percentage of revenues was 62% and 63%, respectively, for the three months ended June 30, 2014 and 2013, respectively.   Standard product cost of sales was approximately 60% for the three months ended June 30, 2014, as compared to 56% for the same period in 2013.  Cost of sales for systems and services was 62% in the three months ended June 30, 2014, as compared to 67% for the three months ended June 30, 2013.  The decrease in costs of sales was due primarily to the mix of products being sold in 2014 compared to 2013 and resulted from multiple factors including a favorable shift to products with higher margins, lower commodity costs, and improved leverage on fixed costs from higher net sales.

Cost of sales as a percentage of revenues was 64% and 61%, respectively, for the six months ended June 30, 2014 and 2013, respectively.   Standard product cost of sales was approximately 66% for the six months ended June 30, 2014, as compared to 56% for the same period in 2013.  Cost of sales for systems and services was 63% in the six months ended June 30, 2014, as compared to 64% for the six months ended June 30, 2013.  While the standard product cost of sales for the three months ended June 30, 2014 was more consistent with historical performance, the increase in the cost of sales for the six months ended June 30, 2014 is due to the higher cost of sales realized in the first quarter of 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consists primarily of salaries, benefits, stock-based compensation, professional fees, rent and other facility related costs, depreciation and amortization of acquired intangible assets.  All selling and marketing costs are expensed as incurred.

Selling, general and administrative expenses increased $457,079, or approximately 31%, during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.  The increase is primarily attributable to infrastructure investments in our selling and marketing departments, including commissions associated with expanding our worldwide business and increased travel related costs to support our sales growth initiatives.

Selling, general and administrative expenses increased by $482,925, or approximately 16%, during the six months ended June 30, 2014, as compared to the six months ended June 30, 2013.  The increase was attributable to the addition of our Sabio operations for a full six months in 2014 compared to only four months in 2013, as well as to infrastructure investments in our selling and marketing and our accounting and administrative departments including commissions associated with expanding our worldwide business and increased travel related costs to support of sales growth initiatives.

Research and Development Expenses

The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products. Research and development expenses include new product development costs, consisting primarily of salaries, benefits and related costs for personnel associated with research and development activities, fees paid to third parties to develop new products and allocated overhead, which is comprised of rent and other facilities related costs, and depreciation expense generated by general purpose equipment and software.

Research and development expenses decreased $260,087, or approximately 27%, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013.  The decrease is primarily due to engineers devoting more of their time to project work as opposed to research and development especially in our MeteoStar Division.

Research and development expenses decreased $361,276, or approximately 19%, during the six months ended June 30, 2014 compared to the three months ended June 30, 2013.  The decrease is primarily due to engineers devoting more of their time to project work as opposed to research and development especially in our MeteoStar Division.

Interest and Other Income, Net

Due to our strong cash position in both periods, we did not use our line of credit during the three or six months ended June 30, 2014 or 2013.

We had interest income for the three months ended June 30, 2014 of $17,660 compared to $6,046 for the three months ended June 30, 2013.

We had interest income for the six months ended June 30, 2014 of $20,533 compared to $9,249 for the six months ended June 30, 2013.

Income Taxes

We recorded an income tax expense of $97,477 for the three months ended June 30, 2014 as compared to a $28,000 tax benefit for the three months ended June 30, 2013.  The income tax expense represents an effective tax rate of 32% and 34% for 2014 and 2013, respectively.

We recorded an income tax benefit of $279,178 for the six months ended June 30, 2014 as compared to a $13,000 tax benefit for the six months ended June 30, 2013.  The income tax benefit represents an effective tax rate of 42% and 36% for 2014 and 2013, respectively.

Liquidity and Capital Resources

The following table summarizes our cash flows:

	Six Months Ended June 30,
	2014	2013
Net cash (used) provided by operating activities	$(55,088)	$167,222
Net cash used by investing activities	(453,283)	(1,382,716)
Net cash provided by financing activities	-	17,926
Effect of exchange rate changes on cash	(23,252)	(56,317)
Net decrease in cash and cash equivalents	$(531,623)	$(1,253,885)

Cash and cash equivalents were $7,751,469 at June 30, 2014 compared to $6,322,489 at June 30, 2013.  Working capital increased to approximately $16,200,000 million at June 30, 2014 compared with approximately $15,900,000 million at June 30, 2013.

Our principal uses of cash historically have consisted of cash paid for business acquisitions, payroll and other operating expenses and payments related to the investments in equipment primarily to support and to expand our customer base.

Operating Activities

Our cash flows from operating activities are significantly influenced by our investments in personnel and infrastructure to support the anticipated growth in our business, the timing of inventory purchases and subsequent order delivery, as well as, the timing of payments received from our customers.

We used $55,088 of net cash from operating activities during the six months ended June 30, 2014.  Our cash flows from operations were impacted by our net loss of $440,505 and non-cash items such as depreciation, amortization, stock-based compensation and deferred taxes. In addition, our operating cash flows were negatively impacted by a $952,358 increase in our Accounts Receivable and the increase of $504,792 in the level of inventory on hand related to orders to be delivered in the third quarter.  These uses of cash were offset by approximately $1,996,000 of advance payments received from customers for products and services to be delivered at a future date.

We generated $167,222 of net cash from operating activities during the six months ended June 30, 2013.  Our cash flows from operations were impacted by our net loss of $22,968 and $362,934 of non-cash items such as depreciation, amortization, stock-based compensation, and deferred taxes.  In addition, our operating cash flows were positively impacted by a $256,599 decrease in accounts receivable associated with collection activities and the approximate $235,000 increase in advance payments received from customers that is reflected in accrued expenses.  Cash flows were negatively impacted by an increase of approximately $55,000 for prepayments made to our vendors, overall increase in accounts payable of $151,510 and a $435,285 increase in the level of inventory on hand to fulfill customer product orders and build comprehensive custom solutions.

Investing Activities

Our primary investing activities have consisted of purchases of manufacturing equipment to support our production facility and payments related to the acquisitions of several companies.  As our customer base and product suite expands, we expect purchases of technical infrastructure equipment to similarly increase.  The extent of these investments will be impacted by our ability to expand existing customer relationships, grow our customer base, introduce new business opportunities to the market and increase our international presence.

We used $453,283 of net cash in investing activities during the six months ended June 30, 2014.  Our cash used for investing activities was primarily driven by the use of $423,000 of net cash associated with the purchase of property and equipment to expand our manufacturing and technology infrastructures.  Our decision to employ Surface Mount Technology (SMT) internally commenced in June with the delivery of the initial equipment purchases for $304,000.

Net cash used by investing activities of $1,382,716 during the first six months of 2013 was primarily for the acquisition of Sabio Instruments.

Financing Activities

We did not engage in any financing activities during the six months ended June 30, 2014. We generated net cash of $17,926 during the six months ended June 30, 2013 for financing activities primarily due to proceeds from the exercise of employee stock options and the tax benefits related to those exercises.

We have a line of credit facility of $4,000,000 with a commercial bank.  The line of credit is collateralized by the assets of the Company. Borrowings under the line of credit may be used for working capital and the issuance of stand-by letters of credit.  We are permitted to borrow based on accounts receivable and inventory according to pre-established criteria. The issuance of letters of credit against the line of credit reduces the borrowing capacity of the facility for working capital purposes.  The maturity date of the credit facility is December 20, 2015.  Borrowings under the agreement bear interest payable monthly based on the bank’s prime rate. During the first six months of 2014 and 2013, the Company did not borrow on the line of credit.

The Company maintains letters of credit to satisfy bid or performance guarantees under certain contracts.  As of June 30, 2014 and December 31, 2013, the commercial bank had issued stand-by letters of credit on behalf of the Company in the amount of $1,813,354 and $1,663,000, respectively.  The amount available under the line of credit was reduced by this amount.

Under the terms of the loan agreement, the Company is required to maintain usual and customary covenants, including, but not limited to a financial covenant with regard to Tangible Net Worth.  As of June 30, 2014, the Company was in full compliance with all covenants contained in the agreement and remains so as of the date of this report.

Management believes that its existing cash resources, cash flow from operations and short-term borrowings on the existing credit line will provide adequate resources for supporting operations during fiscal 2014.

We do not have any special purpose entities and we do not engage in off-balance sheet financing arrangements.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

In March 2014, it came to the Company's attention that a number of beneficial ownership disclosure reports required to be filed by directors and officers of the Company under Sections 16(a) and 13(d) of the Exchange Act had inadvertently not been filed with the SEC - specifically Forms 3, Forms 4, Forms 5 and amended Schedules 13G. In addition, the failure to file these reports was not properly disclosed in several of the Company's Annual Reports on Forms 10-K and Definitive Proxy Statements, as filed with the SEC. The Company has notified the delinquent filers so that they may make their required filings.  As a result of this error, the Company has implemented certain procedures including, among other things, that Section 16 filings are tracked under the supervision of the Company's Chief Financial Officer, who is also charged with reviewing the disclosure required by Item 405 of Regulation S-K in the Company's Annual Reports on Form 10-K and Definitive Proxy Statements.

Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report (the “Evaluation Date”), and have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act (i) is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rule and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting, except as noted above regarding disclosure controls and procedures, that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no outstanding legal claims involving the business that, in the opinion of management, will have a material effect on our financial statements.

Item 1A. Risk Factors

See our risk factors listed under the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities during the Three Months Ended June 30, 2014

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

Sutron Corporation (Registrant)

August 14, 2014	By:	/s/ Raul S. McQuivey
Date		Raul S. McQuivey
President and Chief Executive Officer (Principal Executive Officer)

August 14, 2014	By:	/s/ Glen E. Goold
Date		Glen E. Goold
Chief Financial Officer
(Principal Accounting Officer)