Form 10-Q
period 2014-09-30
SUTRON CORP
filed 2014-11-14
CIK 728331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

There were 5,084,134 outstanding shares of the issuer's only class of common equity, Common Stock, $0.01 par value, on November 14, 2014.

SUTRON CORPORATION
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SUTRON CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2014	(Audited) December 31, 2013

ASSETS
Current Assets:
Cash and cash equivalents	$7,177,741	$8,283,092
Restricted cash and cash equivalents	952,968	850,279
Accounts receivable, net	5,327,202	5,863,636
Inventory, net	5,078,200	4,876,641
Prepaid items and other assets	387,994	446,749
Income taxes receivable	367,471	106,897
Deferred income taxes	896,787	664,558
Total Current Assets	20,188,363	21,091,852

Property and Equipment, Net	1,770,713	1,532,144
Other Assets
Goodwill	4,452,152	4,452,152
Intangibles, net of amortization	768,724	907,495
Deferred tax assets	49,716	77,357
Other Assets	103,971	81,885
Total Assets	$27,333,639	$28,142,885

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$865,330	$1,170,446
Accrued payroll	245,104	468,454
Deferred Rent	146,438	139,146
Deferred revenue	825,681	686,029
Other accrued expenses	1,683,612	1,520,261
Billings in excess of costs and estimated earnings	125,200	388,687
Total Current Liabilities	3,891,365	4,373,023
Long-Term Liabilities:
Deferred rent	645,612	751,245
Total Liabilities	4,536,977	5,124,268
Stockholders’ Equity
Common stock, $0.01 par value, 12,000,000 shares authorized; 5,066,009 issued and outstanding	50,660	50,660
Additional paid-in capital	5,431,634	5,340,277
Retained earnings	17,605,319	17,869,256
Accumulated other comprehensive loss	(290,951)	(241,576)
Total Stockholders’ Equity	22,796,662	23,018,617
Total Liabilities and Stockholders’ Equity	$27,333,639	$28,142,885

See accompanying notes to consolidated financial statements.

SUTRON CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue	$6,558,381	$7,124,591	$19,073,266	$19,922,941

Cost of goods sold	3,879,341	4,247,587	11,906,470	12,043,928
Gross profit	2,679,040	2,877,004	7,166,796	7,879,013

Operating expenses:
Selling, general and administrative expenses	1,660,133	1,416,634	5,244,195	4,517,771
Research and development expenses	839,704	797,986	2,424,820	2,744,075
Total operating expenses	2,499,837	2,214,620	7,669,015	7,261,846

Operating income (loss)	179,203	662,384	(502,219)	617,167

Interest and other income, net	17,072	14,591	37,605	23,840

Income (loss) before income taxes	196,275	676,975	(464,614)	641,007

Income tax expense (benefit)	78,501	190,000	(200,677)	177,000
Net income (loss)	$117,774	$486,975	$(263,937)	$464,007

Net income (loss) per share:

Basic income (loss) per share	$0.02	$0.10	$(0.05)	$0.09
Diluted income (loss) per share	$0.02	$0.10	$(0.05)	$0.09

Comprehensive income:

Net income (loss)	$117,774	$486,975	$(263,937)	$464,007

Foreign currency translation adjustments	(26,123)	(28,754)	(49,375)	(85,071)

Comprehensive income (loss)	$91,651	$458,221	$(313,312)	$378,936

See accompanying notes to consolidated financial statements.

SUTRON CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

					Accumulated
			Additional		Other
	Common	Stock	Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	Loss	Total
Balances, December 31, 2012	5,039,632	$50,397	$5,185,325	$17,073,351	$(182,603)	$22,126,470
Net income	-	-	-	464,007	-	464,007
Foreign currency translation adjustment	-	-	-	-	(85,071)	(85,071)
Issuance of Stock	19,125	191	12,731			12,922
Amortization of stock based compensation	-	-	115,335	-	-	115,335
Exercise of stock options	7,252	72	4,932	-	-	5,004
Balances, September 30, 2013	5,066,009	$50,660	$5,318,323	$17,537,358	$(267,674)	$22,638,667

Balances, December 31, 2013	5,066,009	$50,660	$5,340,277	$17,869,256	$(241,576)	$23,018,617
Net loss	-	-	-	(263,937)	-	(263,937)
Foreign currency translation adjustment	-	-	-	-	(49,375)	(49,375)
Amortization of stock based compensation	-	-	91,357	-	-	91,357
Balances, September 30, 2014	5,066,009	$50,660	$5,431,634	$17,605,319	$(290,951)	$22,796,662

See accompanying notes to consolidated financial statements.

SUTRON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net (loss) income	$(263,937)	$464,007
Noncash items included in net (loss) income:
Depreciation	463,761	289,020
Amortization of intangibles	138,771	100,755
Deferred income taxes	(204,588)	46,000
Stock based compensation	91,357	115,335
Tax benefit from stock options exercised	-	(12,996)
Gain on asset disposal	(6,000)	-
Change in current assets and liabilities, net of the impact of acquisitions:
Accounts receivable	536,434	(502,163)
Inventory	(201,559)	(842,780)
Prepaid expenses and other assets	58,755	(134,767)
Income tax receivable	(260,574)	234,405
Accounts payable	(305,116)	(70,353)
Accrued expenses	(59,999)	22,601
Deferred revenues	139,652	263,584
Billings in excess of costs and estimated earnings	(263,487)	298,545
Deferred rent	(98,341)	(154,992)
Net Cash (Used) Provided by Operating Activities	(234,871)	116,201

Cash Flows from Investing Activities:
Restricted cash and cash equivalents	(102,689)	(56,582)
Purchase of property and equipment	(702,330)	(199,072)
Proceeds from the sale of property and equipment	6,000	-
Other assets	(22,086)	5,876
Business acquisition	-	(1,214,330)
Net Cash Used by Investing Activities	(821,105)	(1,464,108)

Cash Flows from Financing Activities:
Tax benefit from stock options exercised	-	12,996
Proceeds from stock options exercised	-	4,910
Net Cash Provided by Financing Activities	-	17,906

Effect of exchange rate changes on cash and cash equivalents	(49,375)	(85,071)
Net (decrease) in cash and cash equivalents	(1,105,351)	(1,415,072)
Cash and Cash Equivalents, beginning of period	8,283,092	7,576,374
Cash and Cash Equivalents, end of period	$7,177,741	$6,161,302

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

Unaudited Interim Financial Information

The consolidated interim financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures included in the consolidated interim financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities and Exchange Act of 1934, as amended, for the quarterly report on Form 10-Q and are adequate to make the information presented not misleading.  The consolidated interim financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.  These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 31, 2014 with the SEC. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2014 or thereafter.  All references to September 30, 2014 and 2013 or to the three and nine months ended September 30, 2014 and 2013 in the notes to the consolidated interim financial statements are unaudited.  The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC.

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

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in this ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results and include disposals of a major geographic area, a major line of business, or a major equity method investment. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. Additionally, the new guidance requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted.  The Company does not expect the adoption of ASU 2014-08 to have a material impact on its consolidated financial statements.

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

3.  Stock-Based Compensation

The Company grants stock options under the Stock Option Plans to key employees and directors for valuable services provided to the Company.   During the three months ended September 30, 2014, the Company did not grant any stock options.  Stock based compensation expense relating to stock option awards and restricted stock units (RSU’s) for the three months ended September 30, 2014 and 2013 was $38,052 and $35,255, respectively.

These expenses were included in the cost of sales and selling, general and administrative lines of the Consolidated Statements of Comprehensive Income (Loss).   Stock Compensation expense relating to stock option awards and restricted stock units (RSU’s) for the nine months ended September 30, 2014 and 2013 was $91,357 and $115,335, respectively.

Unamortized stock compensation expense as of September 30, 2014 relating to stock options totaled $309,768 and these costs will be expensed over a weighted average period of 9.57 years. Unamortized stock compensation expense as of September 30, 2014 relating to RSU’s totaled $77,440 and these costs will be expensed over a weighted average period of 1.81 years. Further details of the Company’s stock-based compensation are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC.

The following table summarizes stock option activity under the Stock Option Plans for the nine months ended September 30, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	113,726	$6.66	4.94	$1,600
Granted	200,000	4.52
Exercised	-	-
Forfeited or expired	(10,000)	6.47
Outstanding at September 30, 2014	303,726	$5.26	7.73	$114,694
Exercisable at September 30, 2014	98,726	$6.36	3.93	$1,334
Nonvested at September 30, 2014	205,000	$4.73	9.57	$113,360

The following table summarizes RSU activity under the 2010 Equity Incentive Plan for the nine months ended September 30, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	46,125	$4.36	1.24	$237,083
Granted	9,000	5.00
Forfeited	(1,000)	5.14
Vested	(18,125)	5.66
Outstanding at September 30, 2014	36,000	$5.49	1.97	$183,240
Expected to vest	25,830	$5.43	1.81	$131,475

4.  Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings (loss) per share and the effect on weighted average number of shares of potential dilutive common stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income (loss)	$117,774	$486,975	$(263,937)	$464,007
Shares used in calculation of income per share:
Basic	5,066, 009	5,066,009	5,066,009	5,061,710
Effect of dilutive options	21,822	1,188	25,715	1,252
Effect of dilutive restricted shares	36,000	56,250	36,000	56,250
Diluted	5,123,831	5,123,447	5,127,724	5,119,212
Net income (loss) per share:
Basic	$0.02	$0.10	$(0.05)	$0.09
Diluted	$0.02	$0.10	$(0.05)	$0.09

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

We began fiscal year 2014 with a backlog of approximately $12,469,000 as compared to beginning fiscal year 2013 with a backlog of approximately $13,354,000.  As of September 30, 2014, our backlog totaled approximately $15,348,000.  We have historically experienced significant fluctuations in our quarterly sales and revenue and anticipate that we will continue to experience quarterly fluctuations in our sales and revenue in 2014.  Operating results will depend upon the product mix sold in a given period as well as upon the timing and execution of project awards.

International sales, which totaled 49% of total revenue for the first nine months of 2014, are a significant portion of our revenue.  We believe that international revenue will grow as a percentage of our total business as we plan to develop stronger international partnerships and to expand our international sales opportunities. International sales are however difficult to forecast because they are frequently delayed due to various governmental procurement, approval and funding processes. Our domestic business is highly dependent upon government business that is frequently solicited on a competitive bid basis.  Contracts and purchase orders with Federal, state and local government agencies represented approximately 32% of our total revenues for the first nine months of 2014.

We are committed in our ongoing sales, marketing and research and development activities to sustain and to grow sales and revenue from existing and new products and services.  As such, we invested during the second and third quarters of 2014 in Surface Mount Technology (SMT) equipment. This investment provides us with the robotic ability to place with high precision surface-mount devices onto a printed circuit board ensuring our quality standards are consistently met during our production process.  We have also invested in the hiring of a Quality Assurance Manager and a SMT operator to ensure the success of this new operation.  We believe that we will be able to manufacture these devices at a lower cost than our suppliers have charged and will reduce the elapsed time to produce finished products.

Due to increased depreciation from the investment in our SMT equipment as well as investment in our sales force and our administrative staff as we build our foundation to manage our growing organization and improve our ability to execute our vision of bringing end to end solutions to market, our marketing, research and development and administrative expenses are moderately higher year over year.

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

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenue represented by certain items reflected in our statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	59.2	59.6	62.4	60.4
Gross profit	40.8	40.4	37.6	39.6
Selling, general and administrative expenses	25.3	19.9	27.5	22.7
Research and development expenses	12.8	11.2	12.7	13.8
Operating income (loss)	2.7	9.3	(2.6)	3.1
Interest and other income	0.3	0.2	.2	0.1
Income (loss) before income taxes	3.0	9.5	(2.4)	3.2
Income tax expense (benefit)	1.2	2.7	(1.0)	0.9
Net income (loss)	1.8%	6.8%	(1.4)%	2.3%

Three and Nine Months period ended September 30, 2014 Compared to the Three and Nine Months period ended September 30, 2013

Revenue

Revenue for the third quarter ended September 30, 2014 was $6,558,381 compared to $7,124,591 in the third quarter of 2013 representing a decrease of $566,210, or approximately 8%.  Revenue is broken down between sales of standard products and sales of systems and services.  Revenue related to standard products increased 7% to $3,243,546 in the third quarter of 2014 from $3,030,119 in the same period of 2013 primarily due to the timing of delivery and mix of products between years.  Revenue for systems and services decreased 19% to $3,314,835 for the three months ended September 30, 2014 from $4,094,472 for the same three month period in 2013.   The overall decrease in revenue is due to delayed projects resulting in fourth quarter deliveries on projects that had been anticipated to occur earlier in the year.

Overall domestic revenues decreased by 19% to $3,892,547 during the three months ended September 30, 2014 as compared to $4,810,802 during the three months ended September 30, 2013.  This decrease was due in part to timing issues and fewer third quarter orders from government customers compared to 2013. International revenues increased by 15% to $2,665,834 in the three month period ended September 30, 2014 as compared to $2,313,789 during the same period in 2013 due to delayed project activity that was completed in the third quarter and to completing anticipated third quarter projects.

Customer orders or bookings in the three months ended September 30, 2014 remained constant with $6,669,567 as compared to approximately $6,668,304 for the same three month period in 2013.

Revenue of $19,073,266 represents a decrease of $849,675 or approximately 4%, during the nine months ended September 30, 2014, as compared to $19,922,941 during the nine months ended September 30, 2013.  Revenue is broken down between sales of standard products and sales of systems and services.  Revenue related to standard products decreased 6% to $7,811,660 in 2014 from $8,315,538 in 2013.  Sales of Sabio air quality products has increased $126,746 year over year, largely due to owning Sabio for the full nine months of 2014 opposed to only owning Sabio for seven months of 2013 through September 30. Revenue for systems and services decreased 3% to $11,261,606 for the nine months ended September 30, 2014 from $11,607,403 for the same nine month period in 2013.   Sales of MeteoStar systems and services were $3,892,912 for the nine months ended September 30, 2014 as compared to $4,418,852 for the nine months ended September 30, 2013.  The decrease in MeteoStar systems and services year over year is due primarily to forecasted projects that have been delayed to future periods.

Overall domestic revenues decreased by 13% to $9,817,796 during the nine months ended September 30, 2014 as compared to $11,293,811 during the nine months ended September 30, 2013.  This decrease was due in part to decreased domestic sales of $2,652,312 in our MeteoStar division for the nine month period ended September 30, 2014 as compared to $3,316,054 in the same nine month period in 2013. The MeteoStar Division continues to have a robust pipeline of projects that have been delayed, but are anticipated to close in future months.  International revenues increased by 7% to $9,255,470 in the nine month period ended September 30, 2014, as compared to $8,629,130 during the same period in 2013 due primarily to increased project activity year over year.  The Company is pursuing a number of larger projects and expects to close several of them in the fourth quarter of 2014.

Customer orders or bookings in the nine months ended September 30, 2014 increased by 8% to approximately $22,162,000, as compared to approximately $20,433,000 for the same nine month period in 2013.

Cost of Sales and Revenues

Cost of sales and revenues consists primarily of operational costs associated with our standard products production facilities, as well as the costs associated with the design and development of customized software systems and services that we provide to our customers.

Cost of sales as a percentage of revenues was 59% for the three months ended September 30, 2014 as compared to 60% for the three months ended September 30, 2013.   Standard product cost of sales was approximately 55% for the three months ended September 30, 2014, as compared to 57% for the same period in 2013.  Cost of sales for systems and services was 64% in the three months ended September 30, 2014, as compared to 61% for the three months ended September 30, 2013.  The differences in costs both on standard products and systems and services is due primarily to the mix of products being sold in 2014 compared to 2013.

Cost of sales as a percentage of revenues was 62% for the nine months ended September 30, 2014 as compared to 60% for the nine months ended September 30, 2014.   Standard product cost of sales was approximately 61% for the nine months ended September 30, 2014, as compared to 57% for the same period in 2013.  Cost of sales for systems and services remained constant at 63% for both of the nine month periods ended September 30, 2014 and 2013.  While the standard product cost of sales for the three months ended September 30, 2014 was more consistent with historical performance, the increase in the cost of sales for the nine months ended September 30, 2014 is due to the higher cost of sales realized in the first half of 2014 resulting from a different product mix in the early part of 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consists primarily of salaries, benefits, stock-based compensation, professional fees, rent and other facility related costs, depreciation and amortization of acquired intangible assets.  All selling and marketing costs are expensed as incurred.

Selling, general and administrative expenses increased to $1,660,133, or approximately 17%, during the three months ended September 30, 2014 as compared to $1,416,634 for the three months ended September 30, 2013.  The increase is primarily attributable to increased commissions associated with expanding our worldwide business, increased travel related costs to support our sales growth initiatives, additional depreciation recognized on the SMT equipment the Company has acquired, and increased legal expenses.

Selling, general and administrative expenses increased to $5,244,195, or approximately 16%, during the nine months ended September 30, 2014, as compared to $4,517,771 for the nine months ended September 30, 2013.  The increase was attributable to the addition of our Sabio operations for a full nine months in 2014 compared to only seven months in 2013, increased commissions associated with expanding our worldwide business, increased travel related costs to support of sales growth initiatives, additional depreciation recognized on the SMT equipment the Company has acquired, and additional legal expenses.

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

Research and development expenses of $839,704 increased $41,718, or approximately 5% during the three months ended September 30, 2014 compared to $797,986 for the three months ended September 30, 2013.   The increase is primarily due to engineers devoting more of their time to research and development efforts related to new products and specifically software development efforts in our MeteoStar division.

Research and development expenses of $2,424,820 decreased $319,255, or approximately 12%, during the nine months ended

September 30, 2014 compared to $2,744,075 for the nine months ended September 30, 2013.  The decrease is primarily due to engineers devoting more of their time to project work as opposed to research and development during the extended time period.

Interest and Other Income, Net

Due to our strong cash position in both periods, we did not use our line of credit during the three or nine months ended September 30, 2014 or 2013.

We had interest income for the three months ended September 30, 2014 of $17,072 compared to $14,591 for the three months ended September 30, 2013.

We had interest income for the nine months ended September 30, 2014 of $37,605 compared to $23,840 for the nine months ended September 30, 2013.

Income Taxes

We recorded an income tax expense of $78,501 for the three months ended September 30, 2014 as compared to a $190,000 tax expense for the three months ended September 30, 2013.  The income tax expense represents an effective tax rate of 40% and 28% for 2014 and 2013, respectively.

We recorded an income tax benefit of $200,677 for the nine months ended September 30, 2014 as compared to a $177,000 tax expense for the nine months ended September 30, 2013.  The income tax benefit represents an effective tax rate of 43% and 28% for 2014 and 2013, respectively.

Liquidity and Capital Resources

The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2014	2013
Net cash (used) provided by operating activities	$(234,871)	$116,201
Net cash used by investing activities	(821,105)	(1,464,108)
Net cash provided by financing activities	-	17,906
Effect of exchange rate changes on cash	(49,375)	(85,071)
Net decrease in cash and cash equivalents	$(1,105,351)	$(1,415,072)

Cash and cash equivalents were $7,177,741 at September 30, 2014 compared to $6,161,302 at September 30, 2013.  Working capital decreased to approximately $16,297,000 at September 30, 2014 compared with approximately $16,450,000 at September 30, 2013.

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

We used $234,871 of net cash from operating activities during the nine months ended September 30, 2014.  Our cash flows from operations were impacted by our net loss of $263,937 offset by $483,301 non-cash items such as depreciation, amortization, stock-based compensation and deferred taxes. In addition, our operating cash flows were primarily impacted by an increase of $201,559 in the level of inventory on hand related to orders to be delivered in the fourth quarter and $305,116 for payments made to our suppliers. These uses of cash were offset primarily by $536,434 of payments received from our customers decreasing our Accounts Receivable balance.

We generated $116,201 of net cash from operating activities during the nine months ended September 30, 2013.  Our cash flows from operations were positively impacted by our net income of $464,007 and $538,114 of non-cash items such as depreciation, amortization, stock-based compensation, and deferred taxes.  Our operating cash flows were negatively impacted by an $842,780 increase in the level of inventory on hand to fulfill customer product orders and build comprehensive custom solutions, a $502,163 increase in accounts receivable, an increase of approximately $134,767 for prepayments made to our vendors, offset by favorable impacts of $562,129 from deferred revenue and billings in excess of costs and estimated earnings.

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

We used $821,105 of net cash in investing activities during the nine months ended September 30, 2014.  Our cash used for investing activities was primarily driven by the use of $702,330 of net cash associated with the purchase of property and equipment to expand our manufacturing and technology infrastructures.  Our decision to employ Surface Mount Technology (SMT) internally commenced at the end of the second quarter with the delivery of the initial equipment purchases with the remainder being delivered and the equipment being placed in service during the third quarter.  Our overall investment in SMT equipment in 2014 has been $527,000. This technology allows us to have more control over the quality and production lead times related to the electronic circuits mounted on our printed circuit boards.

Net cash used by investing activities of $1,464,108 during the first nine months of 2013 was primarily for the acquisition of Sabio Instruments.

Financing Activities

We did not engage in any financing activities during the nine months ended September 30, 2014. We generated net cash of $17,906 during the nine months ended September 30, 2013 for financing activities primarily due to proceeds from the exercise of employee stock options and the tax benefits related to those exercises.

We have a line of credit facility of $4,000,000 with a commercial bank.  The line of credit is collateralized by the assets of the Company. Borrowings under the line of credit may be used for working capital and the issuance of stand-by letters of credit.  We are permitted to borrow based on accounts receivable and inventory according to pre-established criteria. The issuance of letters of credit against the line of credit reduces the borrowing capacity of the facility for working capital purposes.  The maturity date of the credit facility is December 20, 2015.  Borrowings under the agreement bear interest payable monthly based on the bank’s prime rate. During the first nine months of 2014 and 2013, the Company did not borrow on the line of credit.

The Company maintains letters of credit to satisfy bid or performance guarantees under certain contracts.  As of September 30, 2014 and December 31, 2013, the commercial bank had issued stand-by letters of credit on behalf of the Company in the amount of $1,502,556 and $1,663,000, respectively.  The amount available under the line of credit was reduced by this amount.

Under the terms of the loan agreement, the Company is required to maintain usual and customary covenants, including, but not limited to a financial covenant with regard to Tangible Net Worth.  As of September 30, 2014, the Company was in full compliance with all covenants contained in the agreement and remains so as of the date of this report.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

In March 2014, it came to the Company's attention that a number of beneficial ownership disclosure reports required to be filed by a director and officers of the Company under Sections 16(a) and 13(d) of the Exchange Act had inadvertently not been filed with the SEC - specifically Forms 3, Forms 4, Forms 5 and amended Schedules 13G. In addition, the failure to file these reports was not properly disclosed in several of the Company's Annual Reports on Forms 10-K and Definitive Proxy Statements, as filed with the SEC. This resulted in the SEC instituting administrative proceedings against the Company’s Chief Executive Officer and former Chief Financial Officer for failing to promptly report information about their holdings and transactions in Company stock. Both proceedings were settled with the SEC issuing on September 10, 2014, a cease-and-desist order and a civil penalty against each of these two individuals. The Company was not charged.  As a result of this error, the Company has implemented certain procedures including, among other things, that Section 16 filings are tracked under the supervision of the Company's Chief Financial Officer, who is also charged with reviewing the disclosure required by Item 405 of Regulation S-K in the Company's Annual Reports on Form 10-K and Definitive Proxy Statements.

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

(b) Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting, except as noted above regarding disclosure controls and procedures, that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no outstanding legal claims involving the business that, in the opinion of management, will have a material effect on our financial statements.

Item 1A. Risk Factors

See our risk factors listed under the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities during the Three Months Ended September 30, 2014

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

Sutron Corporation (Registrant)

November 14, 2014	By:	/s/ Raul S. McQuivey
Date		Raul S. McQuivey
President and Chief Executive Officer (Principal Executive Officer)

November 14, 2014	By:	/s/ Glen E. Goold
Date		Glen E. Goold
Chief Financial Officer
(Principal Accounting Officer)