Form 10-K
period 2014-12-31
SUTRON CORP
filed 2015-03-31
CIK 728331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the fiscal year ended: December 31, 2014

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☐   No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of $4.97 as reported by the NASDAQ Stock Market, Inc. for the Registrant’s Common Stock as of June 30, 2014, was $18,796,470.

As of March 20, 2015, there were 5,084,134 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrants’ Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders, which will be filed within 120 days after the end of the year covered by this Form 10-K, are incorporated in Part III as set forth herein.

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

We operate principally in two industry segments. We provide to our customers standard products which consist of hydrological, meteorological, oceanic monitoring and control and air quality products that are sold off-the-shelf.  Our Hydromet Products Division and our Sabio Division are responsible for the manufacturing of all standard products. We also provide customized systems and solutions consisting of hydrological, meteorological and oceanic monitoring systems that are comprised of standard products and non-standard items, systems and applications software and services, including installation, training, and maintenance. We have various profit centers consisting of our Integrated Systems Division, Sutron India operations and MeteoStar Division that provide our systems, software and services.

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

Stage Discharge Recorder

The Stage Discharge Recorder is an optical encoder fused with logger technology from our Satlink2 Transmitter/Logger. Using proven float-tape-counterweight technology, the Stage Discharge Recorder is a “plug compatible” replacement for strip chart recorders or punched-tape recorders. The Stage Discharge Recorder saves data in flash memory.   This means that there are no backup batteries for the memory.   The Stage Discharge Recorder incorporates standard flume and weir equations and can compute and log discharge totals and display discharge as well as flume/weir stage.  A built-in event log keeps track of when anyone views or downloads data or makes changes to the setup.   The Stage Discharge Recorder will run up to one year on an industrial alkaline battery.

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

The Integrated Systems Division provides system integration services consisting of design, integration, installation and commissioning of customer-specific hydrological, meteorological and oceanic monitoring and control systems.  We are an Iridium Value Added Reseller which enhances our communication options to our customers.  Systems include software applications based on our XConnect database software and our Ilex Tempest database software.  Our database software capability allows us to provide turnkey hydrological and meteorological systems to a variety of users.  Projects may range in size from one station to hundreds of stations.  Projects usually require design, equipment integration, software application development, installation, training and commissioning.  Projects can range in duration from several weeks to several years depending on the scope and complexity of the system. In 2013, we combined our previous Ilex Division with our Integrated Systems Division.

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

Sales and Marketing

We market our products and services domestically and internationally.  Domestic sales are conducted by our internal sales staff that consists of five salaried sales personnel who are directly engaged in direct sales activities.  The sales staff is assisted by four other employees in marketing and sales support functions.  Internationally, we have five employees with global responsibilities and who work closely with our international sales network that consists of 35 resellers and agents in Canada, Latin and South America, Europe, Africa, Asia and Australia.

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

Customers

During 2014, approximately 22% of our products and services were sold to the United States Federal Government.  Net sales and revenues in 2014 among the various agencies were as follows: Department of the Interior, 13%; Department of Commerce, 4%; Department of Defense, 2% and Other Federal Agencies, 3%.  Revenues from the Department of the Interior were derived from sales to the U.S. Geological Survey and the Bureau of Reclamation.  Revenues from the Department of Defense were primarily from sales to the U.S. Army Corps of Engineers.  Revenues from the Department of Commerce were from sales of tides systems and spares to NOS, the National Weather Service and the National Data Buoy Center.  The loss of any significant portion of our sales to any major customer, the loss of a single major customer or budgetary constraints of any one of our major customers could have a material adverse effect on our business and financial results.  We also performed on various contracts of foreign origin.  Revenues from international customers amounted to approximately 49% of revenues in 2014, 48% of revenues in 2013 and 57% of revenues in 2012.

Research and Development

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

During the years ended December 31, 2014, 2013 and 2012, we incurred expenses of $3,367,172, $3,438,250, and $3,384,393, respectively, on activities relating to the development of new products and enhancements and improvements of existing products.  The slight decrease from 2013 to 2014 is primarily due to engineers devoting more of their time to project work as opposed to research and development efforts during the period.

In 2014, we devoted significant development efforts to several new products we expect to come to market in the next three to nine months.  In our Virginia headquarters, we concentrated on supporting our existing product offerings and on developing the next generation upgrade of our flagship product, Satlink.  We expect to introduce Satlink 3 to the marketplace in the next three to six months.  In our MeteoStar Division, we concentrated our resources and efforts on bringing our LEADS6 software to market and developing an advanced set of scalable tools specializing in weather, water and environmental monitoring solutions.  The LEADS6 software is currently available and is being marketed to our customer base.  In our Sabio Division, our focus was on the development of new analyzer products we expect to introduce to the marketplace in the next six to nine months.

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

Manufacturing

Our manufacturing operations consist of materials planning and procurement, final assembly, product assurance testing, quality control, and packaging and shipping. We currently use several independent manufacturers to provide certain printed circuit boards, chassis and subassemblies. We believe that the efficiency of our manufacturing process to date is largely due to our product architecture and our commitment to manufacturing process design. We have spent significant engineering resources producing customized software to obtain consistent high product quality. Products are tested after the assembly process using internally developed automated product assurance testing procedures. During 2014, we acquired surface mount technology (“SMT”) machinery that will allow us to manufacture our own printed circuit boards in house rather than contracting independent third party manufacturers for this component.  We believe the SMT capability will provide for operational advantages by allowing us to control the entire manufacturing process including internal management of the quality of our products and establishing more efficient processes with relation to this production activity resulting in better cost containment and ultimately implementation of cost reduction measures.

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

We received an ISO 9001 certification on March 12, 1999 and an ISO 9001:2000 certification on August 13, 2003.  We continued to be certified during fiscal year 2014.

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

Employees

As of December 31, 2014, we and our wholly owned subsidiary had a total of 132 employees, of which 129 were full time.  We also from time to time employ part-time employees and hire independent contractors.  Our employees are not represented by any collective bargaining agreement and we have never experienced a work stoppage.  We believe that our employee relations are good.

Backlog

At December 31, 2014, our backlog was approximately $13,158,000 as compared with approximately $12,469,000 at December 31, 2013.  We anticipate that approximately 67% of our 2014 year-end backlog will convert to revenue in 2015.  An economic downturn and/or budgetary restrictions may result in increased cancellation of orders, which could have a material adverse effect on our ability to convert our backlog into revenues.  Other factors that may result in a cancellation of orders include changes, delays or cancellation of government programs, political and economic business events and trade restrictions.

Item 1A – Risk Factors

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

Our dependence on government business could adversely affect our operating results

Contracts and purchase orders with agencies of the United States government and various state and local governments represented approximately 22% of our revenues in fiscal year 2014.  The success of our business is therefore materially dependent on governmental agencies. Companies engaged in government business, both domestically and internationally, are subject to certain unique risks not shared by the general commercial sector. Among these risks are:

•	a competitive procurement process with no guaranty of being awarded contracts;

•	dependence on Congressional appropriations and administrative allotment of funds;

•	policies and regulations that can be changed at any time by Congress or the Executive branch, or by foreign governments internationally;

•	changes in and delays or cancellations of government programs or requirements; and

•	some contracts with international, Federal, state and local government agencies require annual funding and may be terminated at the agency’s discretion.

A reduction or shift in spending priorities by government agencies could limit or eliminate the continued funding of our existing government contracts. These reductions or shifts in spending, if significant, could have a material adverse effect on our business.

Our dependence on international sales involves significant risk

Sales and services to customers outside the United States accounted for approximately 49%, 48% and 57% of our revenue for fiscal 2014, 2013 and 2012, respectively.  Despite our international sales increasing only slightly by1% as a percentage of total revenue, we continue to expect that our non-U.S. sales and services will continue to grow and account for a higher percentage of overall future revenues.  International business operations may be adversely affected by many factors, including fluctuations in exchange rates, imposition of government controls, trade restrictions, political, economic and business events and social and cultural differences.

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

Managing costs while planning for growth will be critical

We believe that we must maintain our technical workforce and commit adequate resources to our research and development to develop new products, enhance existing products and serve the needs of our existing and anticipated customer base. Our ability to expand our operations successfully will depend, in large part, upon our ability to attract and retain highly qualified employees. Our ability to manage our planned growth effectively also will require that we continue to (1) improve our operational, management, and financial systems and controls, (2) train, motivate, and manage our employees and (3) have the capacity to increase operating expenses in anticipation that our new products will increase future revenues.

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

We may incur losses due to foreign currency fluctuations

A portion of our revenue and costs are denominated in other foreign currencies.  Consequently, a portion of our revenues, costs and operating margins may be affected by fluctuations in exchange rates between the U.S. dollar and the foreign currencies.  We recognized a foreign currency gain of approximately $41,000 in 2014 and foreign currency losses of approximately $97,000 and $12,000 in 2013 and 2012, respectively.  Fluctuations between the U.S. dollar and other foreign currencies may have a material adverse effect on our financial results.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, and current and potential shareholders may lose confidence in our financial reporting

We are required by the Sarbanes Oxley Act of 2002 to establish and maintain adequate internal control over financial reporting that provides reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles (GAAP). We are likewise required, on an annual basis, to evaluate the effectiveness of our internal controls and to disclose on a quarterly basis any material changes in those internal controls.

As described in Item 9A — Controls and Procedures elsewhere in this Annual Report on Form 10-K, we identified two material weaknesses in our internal control over financial reporting with regard to over-recording costs of goods sold and properly identifying estimated costs to complete used in contract revenue calculations. Given these material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2014.

We have taken actions to remediate and improve our internal controls over financial reporting. We have enhanced checklists and procedures to assure necessary procedures are timely performed, including manual entries such as reversing the costs the Company’s accounting system records for costed repair orders as well as identifying all estimated costs associated with revenue calculations performed on contracts placed on the estimate to complete method of accounting. The elements of our remediation plan can only be accomplished over time. Any failure to maintain such internal controls could adversely impact our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations or may lose confidence in our reported financial information. This could result in a material adverse effect on our business or have a negative effect on the trading price of our Common Stock.

Item 1B – Unresolved Staff Comments

Not applicable

Item 2 – Properties

Our corporate headquarters are located at 22400 Davis Drive, Sterling, Virginia where we occupy 31,190 feet of space under a lease that expires in 2019.  We also lease space in various locations throughout the United States and India for sales and other personnel. If we require additional space, we believe that we would be able to obtain such space on commercially reasonable terms.

Item 3 – Legal Proceedings

There are currently no legal claims that, in the opinion of management have a material effect on our financial statements.

Item 4 – Mine Safety Disclosures

Not applicable

PART II

Item 5 – Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our Common Stock trades on the Nasdaq Capital Market (formerly the Nasdaq SmallCap Market) under the symbol “STRN”.  On March 20, 2015, there were approximately 680 stockholders of record. The table below sets forth the high and low sales prices for the periods shown.

Fiscal year ended December 31, 2014	High	Low
First Quarter	$5.98	$4.81
Second Quarter	$5.65	$4.50
Third Quarter	$5.60	$4.81
Fourth Quarter	$5.20	$4.50

Fiscal year ended December 31, 2013	High	Low
First Quarter	$6.10	$5.00
Second Quarter	$6.10	$5.14
Third Quarter	$5.83	$4.85
Fourth Quarter	$5.40	$4.25

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

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in this table’s first column)
Equity compensation plans approved by security holders	236,000	$4.67	226,750
Equity compensation plans not approved by security holders	103,726	$6.68	97,941
Total	339,726	$5.47	324,691

Item 6 – Selected Financial Data

The following table sets forth consolidated financial data with respect to Sutron Corporation for the five-year period ended December 31, 2014.  The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K.

	(In thousands, except earnings per share data) Years Ended December 31,
	2014	2013	2012	2011	2010
Income Statement Data
Revenues	$26,243	$27,208	$25,230	$20,222	$22,975
Operating income	314	1,221	1,357	2,129	4,417
Net Income	485	796	1,143	1,521	2,987
Basic earnings per share	.10	.16	.24	.33	.65
Diluted earnings per share	.09	.16	.23	.31	.60
Shares used in computing basic per share data	5,084	5,053	4,803	4,620	4,573
Shares used in computing diluted per share data	5,140	5,109	4,889	4,921	4,995
Balance Sheet Data
Cash	$8,683	$9,133	$8,387	$9,498	$9,505
Working capital	16,902	16,858	16,592	18,973	17,086
Total assets	28,352	28,143	26,871	24,083	22,987
Long-term debt, including current portion	-	-	-	-	-
Stockholders' equity	23,476	23,019	22,126	19,975	18,139
Cash dividends declared	-	-	-	-	-

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

We have restated herein our consolidated interim financial statements for the three, six and nine month periods ended March 31, 2014, June 30, 2014 and September 30, 2014, respectively, to correct errors in such consolidated interim financial statements relating to overstating costs of goods sold amounts related to the Company’s service department. For more information regarding the restatement, please see Note 2 to the financial statements included in Item 8 of Part II to this Annual Report on Form 10-K.

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

Our key products are the SatLink2 Transmitter/Logger, the Xpert/XLite dataloggers, the Accububble Self-Contained Bubbler, the Accubar Pressure Sensor, Air Quality calibrators and Tempest, XConnect and LEADS systems software.  These are the essential components of most systems and are provided to customers as off-the-shelf equipment or as part of a custom system.  The SatLink2 is a key product because it functions both as a transmitter and logger.  The Xpert and XLite are more powerful dataloggers that have significant more logging capability and communications options than the SatLink2.  Our Tempest, XConnect and LEADS systems software allow us to provide turnkey systems solutions to our customers.

We are beginning fiscal year 2015 with a backlog of approximately $13,158,000 as compared to beginning fiscal year 2014 with a backlog of approximately $12,469,000.  We estimate that approximately 67% of our December 31, 2014 backlog will convert to revenue in 2015.  We anticipate that we will continue to experience significant quarterly fluctuations in our sales and revenues in 2015 as our business is highly project driven and subject to governmental approval and funding processes.  Operating results will depend upon the product mix and upon the timing and execution of project awards.

International revenue, which comprised 49% of total revenues for 2014, are a significant portion of our revenues.  International revenues have increased slightly by 1% as a percentage of sales from 48% in 2013.  The anticipated growth in our international sales was not fully realized primarily due to the Company’s inability to secure key large projects. The Company did secure a number of projects, but the real driver of significant growth in our international efforts is dependent on winning large projects.  While the Company’s international sales remained relatively consistent year-over-year, the Company believes our international sales as a percentage of our total business will continue to rise in the near future due to stronger international partnerships and expanded international sales opportunities. International sales are however difficult to forecast because they are frequently delayed due to the different governmental procurement and approval processes. Our domestic business is highly dependent upon government business which generally requires competitive tenders and is subject to budgetary constraints.  Contracts and purchase orders with Federal, state and local government agencies represented approximately 22% of our 2014 revenues compared to 31% of our 2013 revenues.

We are committed in our ongoing sales, marketing and research and development activities to sustain and grow our sales and revenues from our products and services.  We expect our 2015 sales and marketing expenses to be consistent with 2014 due to planned spending on those activities.  We expect our 2015 research and development costs to be lower than our 2014 levels as we expect more of our engineers to be working on project work as opposed to development related activities, particularly in our MeteoStar Division. We expect our 2015 general and administrative expenses to decrease as compared to 2014 due to planned implementation of new policies and procedures across Sutron’s larger business platforms.

Critical Accounting Estimates

The discussion and analysis of financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate, on an on-going basis, our estimates and judgments as they pertain to our financial information present herein. Our estimates are based on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

·	Revenue recognition;

·	Allowance for doubtful accounts;

·	Allowances for excess and obsolete inventories;

·	Accounting for warranty obligations;

·	Goodwill impairment;

·	Accounting and valuation of stock option compensation:

·	Contingencies and litigation;

·	Accounting for income taxes; and

·	Acquisition accounting.

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

We use the percentage of completion method for recognizing revenue and profits when we perform on fixed price contracts that extend over a number of quarters.  Under the percentage of completion method, revenue and profits are recorded as costs are incurred based on estimates of total sales value and costs at completion where total profit can be estimated with reasonable accuracy and ultimate realization is reasonably assured.  Profit estimates are revised periodically based upon changes and facts, and any losses on contracts are recognized immediately. Contracts may contain provisions to earn incentive and award fees if targets are achieved.  Incentive and award fees that can be reasonably estimated are recorded over the performance period of the contract.  Incentive and award fees that cannot be reasonably estimated are recorded when awarded.  We recognize revenue from time-and-materials contracts to the extent of billable rates, times hours delivered, plus direct materials costs incurred.  Some of the contracts include provisions to withhold a portion of the contract value as retainage. Our policy is to take into revenue the full value of the contract, including any retainage, as we perform against the contract.

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

For stock options granted during the year ended December 31, 2014, the Company used the Black-Scholes model to estimate the fair value of the options.  The Black-Scholes model estimates the per share fair value of an option on its date of grant based on the option’s exercise price; the price of the underlying stock on the date of grant; the estimated dividend yield; a “risk-free” interest rate; the estimated option term; and the expected volatility. For the “risk-free” interest rate, the Company uses a United States Treasury Bond due in the number of years equal to the option’s expected term. The estimated option term is based upon the contractual term of the option.

Results of Operations

The following table sets forth, for the periods presented, certain income statement data of the Company expressed as a percentage of revenues:

	Years ended December 31
	2014	2013	2012
Net sales and revenues	100%	100%	100%
Cost of sales and revenues	60.6	60.4	60.3
Gross profit	39.4	39.6	39.7
Selling, general and administrative expenses	25.3	22.5	20.9
Research and Development expenses	12.9	12.6	13.4
Operating income	1.2	4.5	5.4
Interest income	0.3	0.2	0.3
Income before income taxes	1.5	4.7	5.7
Income taxes	0.3	1.7	1.2
Net income	1.8%	3.0%	4.5%

Fiscal 2014 Compared to Fiscal 2013

Net Sales and Revenues

Revenues for the year ended December 31, 2014 decreased 4% to $26,243,398 from $27,208,304 in 2013.  Net sales and revenues are broken down between sales of standard products and sales of systems, software and services.  Standard products had a net sales and revenue increase of 2% to $10,748,102 in 2014 from $10,588,226 in 2013.  The increase is primarily due to an overall increase in standard product purchases by core customers and a slight increase in our Sabio Division sales year-over-year, largely due to owning Sabio for the full year of 2014 as opposed to owning Sabio for ten months in 2013. Net sales and revenues for systems, software and services decreased 7% to $15,495,296 from $16,620,078 in 2013. While the Company did add a number of new projects throughout 2014, the decrease is primarily due to the Company’s inability to secure multiple, new large projects and forecasted projects within our MeteoStar Division that have been delayed to future periods. The Company continues to have a robust pipeline of small, mid and large-sized projects that continue to be pursued.

Overall domestic revenues decreased 6% to $13,413,558 in 2014 versus $14,203,677 in 2013. Our MeteoStar and Sabio Divisions had domestic revenues of approximately $3,849,601 in 2014, a decrease of 19% over 2013 domestic revenues of $4,756,572 due in part to timing issues and fewer orders from government customers.  International revenues decreased 1% to $12,829,840 in 2014 compared to $13,004,627 in 2013.   Our MeteoStar and Sabio Divisions contributed international revenues of approximately $2,790,853 in 2014, an increase of 20% over 2013 international revenues of $2,316,341. The overall increase is primarily due to the customer base of the MeteoStar Division shifting more heavily to international customers and the mix of products and services provided.

Cost of Sales and Revenues

Cost of sales and revenues consists primarily of operational costs associated with our standard products production facilities, the costs associated with the design and development of customized software systems and services that we provide to our customers as well as the costs associated with implementing the system solutions for our customers.

Cost of sales as a percentage of revenues increased 1% in 2014 to 61% from 60% in 2013. Cost of sales for standard products was approximately 57% in 2014 as compared to 58% in 2013.  Cost of sales for systems and services was 63% in 2014 as compared to 62% in 2013.  The slight differences in the cost of sales of both our standard products as well as our systems and services, was primarily due to the mix of products being sold in 2014 compared to 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consists primarily of salaries, benefits, stock-based compensation, professional fees, rent and other facility related costs, depreciation and amortization of acquired intangible assets.  All selling and marketing costs are expensed as incurred.

Selling, general and administrative expenses were $6,647,788 in 2014 as compared to $6,124,930 in 2013, a 9% increase.  Selling, general and administrative expenses as a percentage of revenues increased to 25% in 2014 from 23% in 2013.  The increase was attributable to the addition of our Sabio operations for the full year in 2014 compared to only ten months in 2013, increased commission expense associated with expanding our worldwide business, increased travel related costs to support of sales growth initiatives, and additional depreciation recognized on the SMT equipment the Company acquired.

Product Research and Development Expenses

Product research and development expenses decreased to $3,367,172 in 2014 from $3,438,250 in 2013, a 2% decrease.  Product research and development expenses as a percentage of revenue remained constant at 13% for both years ended December 31, 2014 and 2013.  Research and development efforts are maintained at our Sutron headquarters; as well as, our MeteoStar and Sabio Divisions.  In 2014, research and development expenses totaled $1,888,760, $1,213,323 and $265,089 for each Division, respectively. Each of these Divisions is working on new products that the Company believes will be coming to market in the coming three to nine months.

Financing Income, Net

Net interest and other income increased to $83,067 in 2014 as compared to $46,892 in 2013.

Income Taxes

Income tax (benefit) expense for 2014 was $(88,131) compared to $471,984 for 2013.  The provision for income taxes for 2014 represents an effective tax rate of approximately 22% compared with 37% for 2013.  The decrease in the effective tax rate is primarily attributed to lower pre-tax book income and the impact of the R&D and foreign tax credits generated.

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

Financing Income, Net

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

Liquidity and Capital Resources

Cash and cash equivalents were $7,873,903 at December 31, 2014 compared to $8,283,092 at December 31, 2013.  Working capital remained comparable at $16.9 million for both December 31, 2014 and 2013.

We generated net cash from operating activities of $574,204 for the year ended December 31, 2014.  Net cash provided by operating activities was $2,178,449 for the year ended December 31, 2013 and $1,506,368 for the year ended December 31, 2012.    Our cash flows from operations were impacted by our net income of $484,908 and non-cash items such as depreciation, amortization, stock-based compensation, and deferred taxes of $273,807 and reductions in our inventory levels, prepaid expenses and deferred revenues, offset by an increase in accounts receivables and expense accruals.  Net cash provided by operating activities in 2013 was primarily due to a decrease in the income tax receivable and customer payments received in advance.  Net cash provided by operating activities in 2012 was primarily due to a decrease in accounts receivable and an increase in accounts payable.

We used cash for investing activities of $830,267 for the year ended December 31, 2014.  Net cash used by investing activities was $1,448,288 for the year ended December 31, 2013 and $3,538,736 for the year ended December 31, 2012.  Our primary investing activities in 2014 have consisted of purchases of manufacturing equipment to support our production facility.  As our customer base and product suite expands, we expect purchases of technical infrastructure equipment to similarly increase.  The extent of these investments will be impacted by our ability to expand existing customer relationships, grow our customer base, introduce new business opportunities to the market and increase our international presence. Net cash used by investing activities in 2013 was primarily due to the acquisition of Sabio Instruments.  Net cash used by investing activities in 2012 was primarily due to the acquisition of IPS MeteoStar.

We did not engage in any financing activities during 2014.  However, we did generate cash of $182 due to the issuance of stock related to the vesting of restricted stock units.  We generated $35,530 and $877,293 for the year ended December 31, 2013 and 2012, respectively.  In 2013 and 2012, the cash provided was due to the proceeds from the exercise of employee stock options and tax benefits relating to tax deductible employee compensation associated with the exercise of non-qualified stock options.

We have a line of credit facility of $4,000,000 with a commercial bank.  The line of credit is collateralized by the assets of the Company. Borrowings under the line of credit may be used towards working capital and the issuance of stand-by letters of credit.  We are permitted to borrow based on accounts receivable and inventory according to pre-established criteria. The issuance of letters of credit against the line of credit reduces the borrowing capacity of the facility for working capital purposes.  The maturity date of the credit facility is December 20, 2015.  Borrowings under the agreement will bear interest payable monthly based on the bank’s prime rate. As of December 31, 2014 and 2013, the Company did not have an outstanding balance under the terms of the line of credit agreement.

The Company maintains letters of credit to satisfy bid or performance guarantees under certain contracts.  As of December 31, 2014 and 2013, the commercial bank had issued stand-by letters of credit on behalf of the Company in the amount of $1,128,000 and $1,663,000, respectively.  The amount of borrowing available under the line of credit was reduced by this amount.

Management believes that its existing cash resources, cash flow from operations and short-term borrowings on the existing credit line will provide adequate resources for supporting operations during fiscal 2014.

Item 7A – Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Rate Risk

Although the majority of our sales, costs of sales and selling costs are transacted in U.S. dollars, a portion of our revenue and costs are denominated in other foreign currencies.  Consequently, a portion of our revenues, costs and operating margins may be affected by fluctuations in exchange rates between the U.S. dollar and the foreign currencies.  We recognized foreign currency gains of approximately $41,000 in 2014 and losses of approximately $97,000, and $22,000 in 2013, and 2012, respectively.  Fluctuations between the U.S. dollar and other foreign currencies may have a material adverse effect on our financial results.

Interest Rate Risk

We currently invest our cash balances, in excess of our current needs, in an interest bearing savings account. We do not invest for the purposes of trading in securities.  We do not use derivative financial instruments in our investments.

Item 8 – Financial Statements and Supplementary Data

SUTRON CORPORATION

Certified Public Accountants
and Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Sutron Corporation and Subsidiary
Sterling, Virginia

We have audited the accompanying consolidated balance sheets of Sutron Corporation and Subsidiary as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sutron Corporation and Subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with U.S. generally accepted accounting principles.

/s/ Yount, Hyde & Barbour, P.C.
Winchester, Virginia
March 31, 2015

SUTRON CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013

ASSETS
Current Assets:
Cash and cash equivalents	$7,873,903	$8,283,092
Restricted cash and cash equivalents	809,509	850,279
Accounts receivable, net	4,693,260	4,480,218
Costs in excess of billings	1,500,603	1,383,418
Inventory	4,747,676	4,876,641
Prepaid items and other assets	293,568	446,749
Income taxes receivable	173,537	106,897
Deferred income taxes	1,046,593	664,558
Total Current Assets	21,138,649	21,091,852

Property and Equipment, Net	1,935,760	1,532,144
Other Assets
Goodwill	4,452,152	4,452,152
Intangibles, net of amortization	722,466	907,495
Deferred tax asset	-	77,357
Other assets	102,514	81,885
Total Assets	$28,351,541	$28,142,885

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,045,170	$1,170,446
Accrued payroll	110,639	468,454
Deferred revenue	1,286,121	686,029
Deferred rent	149,011	139,146
Other accrued expenses	1,520,074	1,520,261
Billings in excess of costs and estimated earnings	125,242	388,687
Total Current Liabilities	4,236,257	4,373,023
Long-Term Liabilities
Deferred rent	608,568	751,245
Deferred tax liability	30,871	-
Total Liabilities	4,875,696	5,124,268
Stockholders’ Equity
Common stock, $0.01 par value, 12,000,000 shares authorized; 5,084,134 and 5,066,009 issued and outstanding	50,842	50,660
Additional paid-in capital	5,465,723	5,340,277
Retained earnings	18,354,164	17,869,256
Accumulated other comprehensive loss	(394,884)	(241,576)
Total Stockholders’ Equity	23,475,845	23,018,617
Total Liabilities and Stockholders’ Equity	$28,351,541	$28,142,885

See accompanying notes to consolidated financial statements.

SUTRON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2014	2013	2012

Net sales and revenues	$26,243,398	$27,208,304	$25,229,519

Cost of sales and revenues	15,914,728	16,424,127	15,212,433
Gross profit	10,328,670	10,784,177	10,017,086

Operating expenses:
Selling, general and administrative expenses	6,647,788	6,124,930	5,275,676
Research and development expenses	3,367,172	3,438,250	3,384,393
Total operating expenses	10,014,960	9,563,180	8,660,069

Operating income	313,710	1,220,997	1,357,017

Financing income, net	83,067	46,892	74,783

Income before income taxes	396,777	1,267,889	1,431,800

Income tax expense (benefit)	(88,131)	471,984	289,000

Net income	$484,908	$795,905	$1,142,800

Net income per share:

Basic income per share	$.10	$.16	$.24

Diluted income per share	$.09	$.16	$.23

Comprehensive income (loss):

Net income	484,908	795,905	1,142,800

Foreign currency translation adjustments	(153,308)	(58,973)	(6,094)

Comprehensive income	$331,600	$736,932	$1,136,706

See accompanying notes to consolidated financial statements.

SUTRON CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

					Accumulated
			Additional		Other
	Common	Stock	Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	Loss	Total
Balances, December 31, 2011	4,704,632	$47,047	$4,173,828	$15,930,551	$(176,509)	$19,974,917
Net income	-	-	-	1,142,800	-	1,142,800
Foreign currency translation adjustment	-	-	-	-	(6,094)	(6,094)
Amortization of stock based compensation	-	-	137,554	-	-	137,554
Exercise of stock options	335,000	3,350	873,943	-	-	877,293
Balances, December 31, 2012	5,039,632	$50,397	$5,185,325	$17,073,351	$(182,603)	$22,126,470
Net income	-	-	-	795,905	-	795,905
Foreign currency translation adjustment	-	-	-	-	(58,973)	(58,973)
Issuance of stock	19,125	191	-	-	-	191
Amortization of stock based compensation	-	-	119,685	-	-	119,685
Exercise of stock options	7,252	72	35,267	-	-	35,339
Balances, December 31, 2013	5,066,009	$50,660	$5,340,277	$17,869,256	$(241,576)	$23,018,617
Net income	-	-	-	484,908	-	484,908
Foreign currency translation adjustment	-	-	-	-	(153,308)	(153,308)
Issuance of stock	18,125	182	-	-	-	182
Amortization of stock based compensation	-	-	125,446	-	-	125,446
Balances, December 31, 2014	5,084,134	$50,842	$5,465,723	$18,354,164	$(394,884)	$23,475,845

See accompanying notes to consolidated financial statements.

SUTRON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net income	$484,908	$795,905	$1,142,800
Noncash items included in net income:
Depreciation	455,566	382,996	315,338
Amortization of intangible assets	185,029	176,138	78,367
Provision (recovery) for bad debt	(28,700)	(13,509)	230,485
Stock based compensation	125,446	119,685	137,554
Deferred income taxes	(273,807)	(114,451)	(150,000)
(Gain) on disposal of property	(8,774)	-	-
Tax benefit from stock options exercised	-	(30,408)	(603,993)
Change in current assets and liabilities:
Accounts receivable	(184,341)	684,432	816,711
Costs in excess of billings	(117,186)	(680,693)	(63,775)
Inventory	128,965	(418,037)	(770,975)
Prepaid items and other assets	153,181	(194,936)	73,823
Income taxes receivable	(66,640)	1,135,220	(214,770)
Accounts payable	(125,276)	(130,471)	501,910
Deferred revenues	600,092	154,632	382,602
Accrued expenses	(358,002)	345,909	(353,875)
Billings in excess of costs and estimated earnings	(263,445)	82,539	105,133
Deferred rent	(132,812)	(116,502)	(120,967)
Net Cash Provided by Operating Activities	574,204	2,178,449	1,506,368

Cash Flows from Investing Activities:
Restricted cash and cash equivalents	40,770	(39,883)	(50,359)
Purchase of property and equipment	(861,530)	(207,407)	(179,131)
Business acquisition	-	(1,214,330)	(4,241,914)
Certificate of deposit	-	-	924,294
Other assets	(20,629)	13,332	8,374
Proceeds from the sale of property and equipment	11,122	-	-
Net Cash Provided (Used) by Investing Activities	(830,267)	(1,448,288)	(3,538,736)

Cash Flows from Financing Activities:
Tax benefit from stock options exercised	-	30,408	603,993
Proceeds from stock options exercised	-	4,931	273,300
Proceeds from the issuance of stock	182	191	-
Net Cash Provided by Financing Activities	182	35,530	877,293

Effect of exchange rate changes on cash and cash equivalents	(153,308)	(58,973)	(6,094)
Net increase (decrease) in cash and cash equivalents	(409,189)	706,718	(1,161,169)
Cash and Cash Equivalents, beginning of year	8,283,092	7,576,374	8,737,543
Cash and Cash Equivalents, end of year	$7,873,903	$8,283,092	$7,576,374

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

2.        RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

In its annual review process of its 2014 financial records, the Company’s management identified errors relating to over-booking of costs of goods sold amounts related to the Company’s service department. The Company’s service department repairs products that have been delivered to customers and that subsequently require repair, either under warranty or for a fee. The Company’s accounting system has been set up to accumulate the costs associated with the service department in two places, costs of goods sold for costed repair orders and costs accumulated that are recorded when the customer is invoiced for a particular repair order. Historically, to avoid double counting the service department costs, a manual entry has been performed to reverse the costs the system records for costed repair orders. In the 2014 year-end review process, it was discovered that the manual entry to reverse the costs the system records for costed repair orders was not made for the first three quarters of 2014. This overstatement of cost was confined solely to the 2014 quarterly statements. The adjustments to remove these costs from each respective 2014 quarter had no impact on the Company’s liquidity or cash position.

The restatements reflect the recalculation of costs of goods sold for each of the previously issued interim financial statements contained in our Form 10-Q for the three months ended March 31, 2014, the three months ended June 30, 2014, and the three months ended September 30, 2014. The Company’s restated Consolidated Balance Sheets as of March 31, 2014, June 30, 2014, and September 30, 2014, respectively, are:

SUTRON CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited) Restated March 31, 2014	(Unaudited) Restated June 30, 2014	(Unaudited) Restated September 30, 2014

ASSETS
Current Assets:
Cash and cash equivalents	$8,296,797	$7,751,469	$7,177,741
Restricted cash and cash equivalents	875,820	856,619	952,968
Accounts receivable, net	5,663,123	6,815,994	5,327,202
Inventory, net	5,276,830	5,532,102	5,278,898
Prepaid items and other assets	685,756	675,586	387,994
Income taxes receivable	77,866	59,078	295,019
Deferred income taxes	1,051,717	967,668	896,787
Total Current Assets	21,927,909	22,658,516	20,316,609

Property and Equipment, Net	1,466,119	1,728,419	1,770,713
Other Assets
Goodwill	4,452,152	4,452,152	4,452,152
Intangibles, net of amortization	861,238	814,981	768,724
Deferred tax assets	64,075	50,353	49,716
Other Assets	80,427	105,430	103,971
Total Assets	$28,851,920	$29,809,851	$27,461,885

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,362,497	$1,189,988	$865,330
Accrued payroll	292,751	537,524	245,104
Deferred rent		143,910	146,438
Deferred revenue	789,573	1,075,592	825,681
Other accrued expenses	2,820,613	3,088,090	1,683,612
Billings in excess of costs and estimated earnings	253,770	329,445	125,200
Total Current Liabilities	5,519,204	6,364,549	3,891,365
Long-Term Liabilities
Deferred rent	859, 351	682,657	645,612
Deferred income taxes	-	-	-
Total Liabilities	6,378, 555	7,047,206	4,536,977
Stockholders’ Equity
Common stock, 12,000,000 shares authorized; 5,066,009 issued and outstanding	50, 660	50,660	50,660
Additional paid-in capital	5,363,275	5,393,582	5,431,634
Retained earnings	17,329,038	17,583,231	17,733,565
Accumulated other comprehensive loss	(269,608)	(264,828)	(290,951)
Total Stockholders’ Equity	22,473,365	22,762,645	22,924,908
Total Liabilities and Stockholders’ Equity	$28,851,920	$29,809,851	$27,461,885

The Company’s restated Consolidated Statements of Income and Comprehensive Income for the three months ending March 31, 2014, June 30, 2014, and September 30, 2014, respectively, are:

SUTRON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	(Unaudited) Restated For the three Months ended March 31, 2014	(Unaudited) Restated For the three Months ended June 30, 2014	(Unaudited) Restated For the three Months ended September 30, 2014

Net sales and revenues	$4,899,345	$7,615,540	$6,558,381

Cost of sales and revenues	3,263,304	4,613,156	3,829,312
Gross profit	1,636,041	3,002,384	2,729,069

Operating expenses:
Selling, general and administrative expenses	1,659,849	1,924,213	1,660,133
Research and development expenses	868,949	716,167	839,704
Total operating expenses	2,528,798	2,640,380	2,499,837

Operating income	(892,757)	362,004	229,232

Financing income, net	2,873	17,660	17,072

Income before income taxes	(889,884)	379,664	246,304

Income tax expense (benefit)	(349,666)	125,470	95,971

Net income	$(540,218)	$254,194	$150,333

Net income per share:

Basic income per share	$(.11)	$.05	$.03

Diluted income per share	$(.11)	$.05	$.03

Comprehensive income (loss):

Net income	(540,218)	254,194	150,333

Foreign currency translation adjustments	(28,032)	4,780	(26,123)

Comprehensive income	$(568,250)	$258,974	$124,210

3.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company uses the percentage of completion method for recognizing revenue and profits when it performs on fixed price contracts that extend over a number of quarters.  Under the percentage of completion method, revenue and profits are recorded as costs are incurred based on estimates of total sales value and costs at completion where total profit can be estimated with reasonable accuracy and ultimate realization is reasonably assured.  Profit estimates are revised periodically based upon changes and facts, and any losses on contracts are recognized immediately. Contracts may contain provisions to earn incentive and award fees if targets are achieved.  Incentive and award fees that can be reasonably estimated are recorded over the performance period of the contract.  Incentive and award fees that cannot be reasonably estimated are recorded when awarded.  The Company recognizes revenue from time-and-materials contracts to the extent of billable rates, times hours delivered, plus direct materials costs incurred.  Some of the contracts include provisions to withhold a portion of the contract value as retainage. The Company’s policy is to take into revenue the full value of the contract, including any retainage, as it performs against the contract.   Contract costs include allocated indirect costs.  Anticipated losses on all contracts are recognized as soon as they become known.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash equivalents include time deposits and all highly liquid debt instruments with original maturities of three months or less.  Interest paid approximated $3,700, $500 and $900 for the years ended December 31, 2014, 2013 and 2012.  Income taxes paid approximated $244,000, $6,000 and $366,000 for the years ended December 31, 2014, 2013 and 2012, respectively.  Foreign income tax approximated $19,000, $36,000 and $328,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Restricted Cash

For the years ended December 31, 2014 and 2013, the Company had submitted bid bonds or performance bonds on both official tenders or awarded contracts. At December 31, 2014 and 2013, cash in the amount of $809,509 and $850,279, respectively, was restricted for bid or performance bonds.

Accounts Receivable

Based on management’s evaluation of uncollected accounts receivable at the end of each year, bad debts are provided for utilizing the allowance method. Bad debt expense as the result of prior year recoveries for the years ending December 31, 2014 and 2013 was $(28,700) and $(13,509).  Bad debt expense, net of recoveries, for the year ending December 31, 2012 was $230,485.

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

On an annual basis the Company performs the impairment assessment for goodwill at the reporting unit level. The Company completed its annual impairment analysis during the fourth quarter of each of the years ended December 31, 2014, 2013 and 2012 and determined that there was no impairment of goodwill as of each balance sheet date.

Intangible Assets

Intangible assets are comprised of customer lists, software, and existing product technology with estimated useful lives of seven, five and five years, respectively. Intangible assets are amortized over their estimated lives using the straight-line method.

Impairment of Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in circumstances have indicated that an asset may not be recoverable and are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest charges) is less than the carrying value of the assets, the assets will be written down to the estimated fair value and such loss is recognized in income from continuing operations in the period in which the determination is made. Management determined that no impairment of long-lived assets existed as of December 31, 2014, 2013 and 2012.

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

Management has evaluated the Company’s tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance.  With few exceptions, the Company is no longer subject to income tax examinations by the U.S. federal, state or local tax authorities for years before 2011.

Capital

The Company has 12,000,000, $.01 par value, shares of authorized Common Stock.  There were 5,084,134 and shares issued and outstanding at December 31, 2014 and 5,066,009 shares issued and outstanding at December 31, 2013.

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

·	Revenue recognition;

·	Allowance for doubtful accounts;

·	Allowances for excess and obsolete inventories;

·	Accounting for warranty obligations;

·	Goodwill impairment;

·	Accounting and valuation of stock option compensation:

·	Contingencies and litigation;

·	Accounting for income taxes; and

·	Acquisition accounting.

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

Stock Compensation Plans

The Company measures and recognizes compensation expense for all share-based payment awards to employees and directors based on estimated fair values. For stock options granted during the year ended December 31, 2014, the Company used the Black-Scholes model to estimate the fair value of the options.  The Black-Scholes model estimates the per share fair value of an option on its date of grant based on the option’s exercise price; the price of the underlying stock on the date of grant; the estimated dividend yield; a “risk-free” interest rate; the estimated option term; and the expected volatility. For the “risk-free” interest rate, the Company uses a United States Treasury Bond due in the number of years equal to the option’s expected term. The estimated option term is based upon the contractual term of the option. To determine expected volatility, the Company analyzes the historical volatility of its stock.

Research and Development

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other employee related expenses associated with product development. Research and development expenses also include third-party development and programming costs.

Warranty Obligations

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

Recent Accounting Pronouncements

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

4.        ACCOUNTS RECEIVABLE

Accounts receivable at December 31, consists of the following:

	2014	2013

Trade receivables	$4,504,720	$4,335,205
Contract retainage	263,540	249,013
Allowance for doubtful accounts	(75,000)	(104,000)
Totals	$4,693,260	$4,480,218

5.        INVENTORY

Inventory consists of the following at December 31:

	2014	2013

Electronic components	$2,314,073	$2,556,827
Work in process	1,844,330	1,936,202
Finished goods	1,237,547	1,109,491
Allowance for obsolete inventory	(648,274)	(725,879)
Totals	$4,747,676	$4,876,641

6.        PROPERTY AND EQUIPMENT

A summary of property and equipment at December 31 is as follows:

	2014	2013
Furniture, fixtures and equipment	$3,435,734	$2,581,754
Vehicles	253,176	253,176
Leasehold improvements	1,596,739	1,591,537
Totals	$5,285,649	$4,426,467

Accumulated depreciation at December 31 is as follows:

	2014	2013
Furniture, fixtures and equipment	$2,217,288	$1,929,301
Vehicles	246,974	242,726
Leasehold improvements	885,627	722,296
Totals	$3,349,889	$2,894,323
Property and Equipment, Net	$1,935,760	$1,532,144

Depreciation expense totaled $455,566, $382,996 and $315,338 for the years ended December 31, 2014, 2013 and 2012, respectively.

7.        GOODWILL AND INTANGIBLES

The change in carrying value of goodwill for the year ended December 31, 2014 is as follows:

Balance as of December 31, 2012	$3,768,435
Acquisition of Sabio Instruments	683,717
Balance as of December 31, 2013	$4,452,152
Acquisitions and other	-
Balance as of December 31, 2014	$4,452,152

The carrying values of the Company's amortizable acquired intangible assets are as follows:

	December 31, 2014
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	829,000	(287,513)	541,487
Acquired technology	333,000	(152,021)	180,979
	$1,162,000	$(439,534)	$722,466

	December 31, 2013
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	829,000	(169,084)	659,916
Acquired technology	333,000	(85,421)	247,579
	$1,162,000	$(254,505)	$907,495

Amortization expense related to intangible assets was approximately $185,029, $176,138, and $78,367 for the years ended December 31, 2014, 2013, and 2012 respectively.

The weighted average remaining amortization period by major asset class as of December 31, 2014 is as follows:

(In years)

Acquired technology	2.8
Customer relationships	4.6

The estimated future amortization of acquired intangible assets as of December 31, 2014 is as follows:

2015	$185,029
2016	185,029
2017	161,579
2018	123,269
2019	63,515
Thereafter	4,045
$722,466

8.        CONTRACTS IN PROGRESS

A summary of contracts in progress at December 31 is as follows:

	2014	2013
Costs incurred to date	$6,155,641	$6,471,964
Estimated earnings	2,975,509	3,052,272
Revenue recognized to date	9,131,150	9,524,236
Billings to date	(7,755,789)	(8,529,505)
	$1,375,361	$994,731
Included in the accompanying balance sheets:
Costs in excess of billings on uncompleted contracts	$1,500,603	$1,383,418
Billings in excess of costs on uncompleted contracts	(125,242)	(388,687)
	$1,375,361	$994,731

9.        LINE OF CREDIT

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

Under the terms of the loan agreement, the Company is required to maintain usual and customary covenants, including, but not limited to a financial covenant with regard to Tangible Net Worth.  As of December 31, 2014, the Company was in full compliance with all covenants contained in the agreement and remains so as of the date of this report.

As of December 31, 2014 and 2013, the Company did not have an outstanding balance under the terms of the line of credit agreement.

The Company maintains letters of credit to satisfy bid or performance guarantees under certain contracts.  As of December 31, 2014 and 2013, the commercial bank had issued stand-by letters of credit on behalf of the Company in the amount of $1,128,432 and $1,663,000, respectively.  The amount available under the line of credit was reduced by this amount.

10.        OTHER ACCRUED EXPENSES

Components of other accrued expenses consist of the following at December 31:

	2014	2013

Accrued vacation pay	$582,872	$488,446
Accrued warranty costs	207,000	217,000
Customer advance payments	503,655	696,970
Other accruals	226,547	117,845
Totals	$1,520,074	$1,520,261

11.      ACCRUED WARRANTY COSTS

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

Balance as of December 31, 2011	$270,000
Reserve adjustment	29,000
Balance as of December 31, 2012	299,000
Reserve adjustment	(82,000)
Balance as of December 31, 2013	217,000
Reserve adjustment	(10,000)
Balance as of December 31, 2014	$207,000

12.      LEASE OBLIGATIONS

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

The Company is obligated under various non-cancellable operating leases for office facilities.  Future minimum lease payments under non-cancellable lease agreements with initial terms of one year or more are as follows:

The following is a schedule of future minimum lease payments by year:

Years ending December 31:
2015	$681,180
2016	620,389
2017	595,159
2018	609,906
2019	329,624
Thereafter	73,734
Total	$2,909,992

Total rent expense under non-cancellable operating leases was $641,584, $677,917 and $522,965 for the years ended December 31, 2014, 2013 and 2012, respectively.

13.      INCOME TAXES

The income tax expense charged to operations for the years ended December 31, were as follows:

	2014	2013	2012
Domestic income tax expense	$166,354	$550,608	$111,000
Foreign income tax expense	19,322	35,827	328,000
Deferred tax benefit	(273,807)	(114,451)	(150,000)
Total income tax expense (benefit)	$(88,131)	$471,984	$289,000

Deferred tax amounts, are comprised of the following at December 31:

	2014	2013
Accrued vacation, warranty and compensation	$327,175	$228,613
Stock compensation additional paid in capital	228,864	203,205
Accounts receivable and inventory allowances	103,621	115,603
Depreciation	-	17,413
R&D Tax Credits	592,336	320,342
Foreign Tax Credits	23,461	-
Deferred tax assets	1,275,457	885,176

Intangibles amortization	(210,663)	(143,261)
Depreciation	(49,072)	-
Deferred tax liabilities	(259,735)	(143,261)
Net deferred tax assets	$1,015,722	$741,915

The net deferred tax amount mentioned above has been classified on the consolidated balance sheets as of December 31, as follows:

	2014	2013
Current tax assets	$1,046,593	$664,558

Non-current tax assets	228,865	77,357
Non-current tax liabilities	(259,736)	-
Net deferred tax liabilities	(30,871)	77,357

Net deferred tax assets	$1,015,722	$741,915

The realization of the deferred tax assets is dependent on future taxable earnings. The Company has not provided for a deferred tax asset valuation allowance due to their current and anticipated future earnings.

Reconciliation of the amount of reported income tax expense and the amount computed by multiplying the applicable statutory Federal income tax rate is as follows:

	2014	2013	2012
Income before income taxes	$396,777	$1,267,889	$1,431,800
Applicable statutory tax rate	34%	34%	34%
Computed “expected” Federal income tax expense	134,904	431,082	487,000
Adjustments to Federal income tax resulting from:
State income tax expense	6,802	23,104	24,000
Tax credits (benefit) and other	(229,837)	17,798	(222,000)
Income tax expense	$(88,131)	$471,984	$289,000

14.      MAJOR CUSTOMERS

Net sales for the years ended December 31, 2014, 2013 and 2012, include sales to the following major customers, together with the receivables due from the major customers:

	Net Sales			% to Total Net Sales
	Year Ended December 31,			Year Ended December 31,
	2014	2013	2012	2014	2013	2012
U.S. Government Agencies	$5,773,530	$5,373,652	$5,305,622	22%	20%	21%
Ministry of Energy and Water, Afghanistan	944,563	448,988	2,750,143	3%	2%	11%
	$6,718,093	$5,822,640	$8,055,765	25%	22%	32%

	Accounts Receivable			% of Total Accounts
	Amount at December 31,			Receivable at December 31,
	2014	2013	2012	2014	2013	2012
U.S. Government Agencies	$781,330	$478,826	$211,639	13%	8%	4%
Ministry of Energy and Water, Afghanistan	1,115,366	440,935	1,325,693	18%	8%	23%
	$1,896,696	$919,761	$1,537,332	31%	16%	27%

Because of the nature of the Company’s business, the major customers may vary between years.

15.      STOCK BASED COMPENSATION

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

The Company has granted stock options under the Stock Option Plans to key employees and directors for services provided to the Company.  Under the 1996 Plan, the Company authorized 260,000 shares, all of which have been granted.   The Company authorized 60,000 shares under the 1997 Plan, all of which have been granted.  Under the 2002 Stock Option Plan, the Company authorized 650,000 shares, 552,059 of which have been granted.  The 1996, 1997 and 2002 Plans remain in effect until such time as no shares of Stock remain available for issuance under the Plans and the Company and the person awarded options have no further rights or obligations under the Plans.  Under the 2010 Equity Incentive Plan, the Company authorized 500,000 shares, 73,250 of which have been granted as restricted stock units and 200,000 of which have been granted as stock options.  The ability to make awards under the 2010 Plan will terminate in May 2020.  Stock options under all of the plans may be granted at not less than 100 percent of the fair market value at the grant date.  All outstanding options have a ten-year term from the date of grant.  Cancelled or expired options can be reissued.

The Company measures and recognizes compensation expense for all stock-based payments at fair value. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option or restricted stock unit (RSU) vesting term. There were 200,000 stock options granted during the twelve months ended December 31, 2014 and none issued during the twelve months ended December 31, 2013.  There were 9,000 RSU’s granted to directors during the twelve months ended December 31, 2014 and 2013.  There were 79,500 RSU’s granted to key employees and directors during the twelve months ended December 31, 2012.  The grants related to key employees in 2012 contained performance measurement targets.  A portion of those shares did not qualify for vesting as they failed to meet their goals resulting in 1,000 shares, 13,125 shares and 10,125 shares that did not vest in 2014, 2013 and 2012, respectively.  Stock based compensation expense relating to stock option awards and RSU’s for the years ended December 31, 2014, 2013 and 2012 was $125,446, $119,685 and $137,554, respectively.  These expenses were included in the cost of sales and selling, general and administrative lines of the Consolidated Statements of Operations. Unamortized stock compensation expense as of December 31, 2014 relating to stock options totaled approximately $290,000 and these costs will be expensed over a weighted average period of approximately 4.29 years. Unamortized stock compensation expense as of December 31, 2014 relating to RSU’s totaled approximately $60,000 and these costs will be expensed over a weighted average period of approximately 1.97 years.

For stock options granted during the year ended December 31, 2014, the Company used the Black-Scholes model to estimate the fair value of the options.  The Black-Scholes model estimates the per share fair value of an option on its date of grant based on the option’s exercise price; the price of the underlying stock on the date of grant; the estimated dividend yield; a “risk-free” interest rate; the estimated option term; and the expected volatility. For the “risk-free” interest rate, the Company uses a United States Treasury Bond due in the number of years equal to the option’s expected term. The estimated option term is based upon the contractual term of the option. To determine expected volatility, the Company analyzes the historical volatility of its stock.  The valuation assumptions used are shown below:

2014
Risk free rate	2.54%
Expected volatility	21%
Dividend yield	0%
Expected term in years	10

The following table summarizes stock option activity under the Stock Option Plans for the last three years:

	2014
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	113,726	$6.66	4.94	$1,600
Granted	200,000	4.52	-	-
Exercised	-	-	-
Forfeited or expired	(10,000)	6.47	-	-
Outstanding at end of period	303,726	$5.26	7.73	$96,920
Exercisable at end of period	98,726	$6.36	3.93	$900
Nonvested at end of period	205,000	$4.73	9.57	$96,020

	2013
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	155,978	$6.45	5.55	$33,991
Granted	-	-	-	-
Exercised	(7,252)	.68	-	32,489
Forfeited or expired	(35,000)	6.97	-	-
Outstanding at end of period	113,726	$6.66	4.94	$1,600
Exercisable at end of period	99,726	$6.68	4,73	$1,600
Nonvested at end of period	14,000	$6.47	6.38	$-

	2012
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of period	492,978	$2.61	2.93	$1,925,176
Granted	-	-	-	-
Exercised	(335,000)	.82	-	1,493,031
Forfeited or expired	(2,000)	4.45	-	-
Outstanding at end of period	155,978	$6.45	5.55	$33,991
Exercisable at end of period	134,978	$6.45	5.27	$33,991
Nonvested at end of period	21,000	$6.47	7.38	$-

For RSU’s granted during the year ended December 31, 2014 and 2013, fair value was determined based on the market value of the stock on the date of grant and the estimated probability of meeting the certain individual and company goals.   The following tables summarize RSU activity under the Equity Incentive Plan for the years ended December 31, 2014 and 2013, respectively:

	2014
	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding restricted stock units at January 1, 2014	46,125	$4.36	1.24	$237,083
Granted	9,000	5.00	-
Forfeited	(1,000)	5.14	-
Vested	(18,125)	5.66	-
Outstanding restricted stock units at December 31, 2014	36,000	$5.49	1.71	$180,004
Restricted stock units expected to vest	25,830	$5.43	1.56	$129,153

	2013
	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding restricted stock units at January 1, 2013	69,375	$4.21	2.56	$350,344
Granted	9,000	5.61	-	50,490
Forfeited	(13,125)	4.21	-	(74,156)
Vested	(19,125)	4.21	-	(96,581)
Outstanding restricted stock units at December 31, 2013	46,125	$4.36	1.24	$237,083
Restricted stock units expected to vest	34,955	$4.41	1.05	$179,669

	2012
	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding restricted stock units at January 1, 2012	-	$-	-	$-
Granted	79,500	4.21	-	334,865
Forfeited	(10,125)	4.21	-	51,131
Vested	-	-	-	-
Outstanding restricted stock units at December 31, 2012	69,375	$4.21	2.56	$350,344
Restricted stock units expected to vest	55,275	$4.21	2.56	$279,139

When stock options are exercised and restricted stock vests, the difference between the assumed tax benefit and the actual tax benefit must be recognized in the Company’s financial statements. In circumstances in which the actual tax benefit is lower than the estimated tax benefit, that difference is recorded in equity, to the extent there are sufficient accumulated excess tax benefits. At December 31, 2014, our accumulated excess tax benefits are sufficient to absorb any future differences between actual and estimated tax benefits for all of our outstanding option and restricted stock grants.  The excess of actual tax deductions over amounts assumed, which are recognized in Stockholders’ Equity, were $0, $30,408 and $603,993 in 2014, 2013 and 2012.

16.      EARNINGS PER SHARE

The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive Common Stock.

	Twelve Months Ended December 31,
	2014	2013	2012

Net income	$484,908	$795,905	$1,142,800
Shares used in calculation of income per share:
Basic	5,069,783	5,052,516	4,802,569
Effect of dilutive options	19,384	10,602	17,483
Effect of dilutive restricted shares	36,000	46,125	69,375
Diluted	5,125,167	5,109,243	4,889,427
Net income per share:
Basic	$.10	$.16	$.24
Diluted	$.09	$.16	$.23

Stock options that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS, because to do so would have been anti-dilutive, were 98,726, 103,726 and 139,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

17.      ACQUISITIONS

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

18.      PROFIT SHARING PLAN

The Company has a 401(k) Profit-Sharing Plan that covers substantially all employees of the Company.  The 401(k) provision permits employees to elect to defer a portion of their compensation.  The Plan was amended in July 2010 to allow for employer matching of up to 5 percent.  The profit-sharing contribution is determined each year by the Board of Directors based on profits.  The Company did not make a profit sharing contribution for the years ended December 31, 2014, 2013 and 2012.  The employer matching contribution was approximately $416,000, $397,000 and $314,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

	Years Ended Dec. 31	Net Sales	Operating Income (Loss)	Total Assets	Depreciation	Capital Expenditures
Standard Products	2014	$10,748	$1,163	$7,088	$92	$639
	2013	10,588	1,556	7,036	131	46
	2012	8,132	1,163	6,728	139	9

Systems/Services	2014	15,495	(849)	7,655	364	223
	2013	16,620	(335)	7,598	252	161
	2012	17,098	194	7,266	176	170

Corporate and Unallocated	2014	-	-	13,609	-	-
	2013	-	-	13,509	-	-
	2012	-	-	12,877	-	-

Total Company	2014	$26,243	$314	$28,352	$456	$862
	2013	27,208	1,221	28,143	383	207
	2012	25,230	1,357	26,871	315	179

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

	2014	2013	2012
Central and South America	$4,789	$3,687	$2,278
Asia	2,727	3,525	3,380
Middle East	2,115	1,424	4,336
Canada	1.979	2.278	1.707
Europe and other	1,220	1,468	2,723
	$12,830	$12,382	$14,424

20.      SUMMARIZED QUARTERLY UNAUDITED FINANCIAL DATA

	2014
	Restated Q1	Restated Q2	Restated Q3	Restated Q4
Net sales	$4,899,345	$7,615,540	$6,558,381	$7,170,132
Gross profit	1,636,041	3,002,384	2,729,069	2,961,176
Operating income (loss)	(892,757)	362,004	229,232	615,231
Net income (loss)	$(540,218)	$254,194	$150,333	$620,599
Basic income (loss) per common share	$(.11)	$.05	$.03	$.12
Diluted income (loss) per common share	$(.11)	$.05	$.03	$.12

	2013
	Q1	Q2	Q3	Q4
Net sales	$6,455,110	$6,343,240	$7,124,591	$7,285,363
Gross profit	2,646,141	2,356,172	2,877,004	2,904,860
Operating income (loss)	41,999	(87,216)	662,384	603,830
Net income (loss)	$30,202	$(53,170)	$486,975	$331,898
Basic income (loss) per common share	$0.01	$0.01	$0.10	$0.07
Diluted income (loss) per common share	$0.01	$0.01	$0.10	$0.06

	2012
	Q1	Q2	Q3	Q4
Net sales	$3,737,181	$6,804,168	$7,042,056	$7,646,114
Gross profit	1,426,592	2,776,502	2,961,935	2,852,056
Operating income	(131,493)	801,325	685,224	1,961
Net income	$(76,109)	$551,670	$490,452	$176,787
Basic income (loss) per common share	$(0.02)	$0.12	$0.10	$0.04
Diluted income (loss) per common share	$(0.02)	$0.11	$0.10	$0.04

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

Our results for the three, six and nine month periods ended March 31, 2014, June 30, 2014 and September 30, 2014, respectively, were also restated to correct errors in such consolidated interim financial statements relating to overstating costs of goods sold amounts related to the Company’s service department. The results were restated to decrease costs of goods sold and increasing net income by $47,258, $48,429, and $32,559 for the three month period ended March 31, 2014, June 30, 2014, and September 30, 2014, respectively. Full details of the restatement can be found in Footnote 2 to the financial statements above.

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

Item 9A – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Exchange Act). Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2014 because of the material weaknesses described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that assessment, our management has determined that as of December 31, 2014, our Company’s internal control over financial reporting was not effective because of the following material weaknesses in internal control over financial reporting:

•	Procedure for the review of estimated costs to complete used in contract revenue calculations was not adequate to properly identify all estimated costs in a timely manner, and
•
Procedure for manually reclassifying double counting of costs of goods sold related to the Company’s service department was not adequate to properly reflect the costs associated with repair orders completed by the Company.

As a result of these control weaknesses, management performed additional procedures for year end that were designed to ensure that the impact on the financial statements was minimized, and thus, management believes that the financial statements are accurate in all material respects.

Our results for the three, six and nine month periods ended March 31, 2014, June 30, 2014 and September 30, 2014, respectively, were also restated to correct errors in such consolidated interim financial statements relating to overstating costs of goods sold amounts related to the Company’s service department. The details of our restatement can be found at Footnote 2 to these financial statements.

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

The remainder of information required for this Item is incorporated by reference from the definitive Proxy Statement to be filed in connection with our 2015 Annual Meeting of Shareholders.

Item 11 – Executive Compensation

The information required for this Item is incorporated by reference from the definitive Proxy Statement to be filed in connection with our 2015 Annual Meeting of Shareholders.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required for this Item is incorporated by reference from the definitive Proxy Statement to be filed in connection with our 2015 Annual Meeting of Shareholders.

Item 13 – Certain Relationships and Related Transactions, and Directors Independence

The information required for this Item is incorporated by reference from the definitive Proxy Statement to be filed in connection with our 2015 Annual Meeting of Shareholders.

Item 14 – Principal Accounting Fees and Services

The information required for this Item is incorporated by reference from the definitive Proxy Statement to be filed in connection with our 2015 Annual Meeting of Shareholders.

PART IV

Item 15 – Exhibits, Financial Statement Schedules

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

23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chairman of the Board of Directors, President and Chief Executive Officer
31.2*	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Chief Financial Officer and Treasurer
32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS 101.SCH	Instance Document Taxonomy Extension Schema Document
101.CAL	Taxonomy Extension Calculation Linkbase Document
101.DEF	Taxonomy Extension Definition Linkbase Document
101.LAB	Taxonomy Extension Label Linkbase Document
101.PRE	Taxonomy Presentation Linkbase Document

*     Filed herewith
**   Indicates management contract or compensatory plan or arrangement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sutron Corporation

(Registrant)

/s/ Raul S. McQuivey	Date: March 31, 2015
By: Raul S. McQuivey,
Chairman of the Board of Directors, President and Chief Executive Officer

In accordance with the Securities Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Raul S. McQuivey	Date: March 31, 2015
By: Raul S. McQuivey,
Chairman of the Board of Directors, President and Chief Executive Officer

/s/ Leland R. Phipps	Date: March 31, 2015
By: Leland R. Phipps, Director

/s/ John F. DePodesta	Date: March 31, 2015
By: John F. DePodesta, Director

/s/ Larry C. Linton	Date: March 31, 2015
By: Larry C. Linton, Director

/s/ Ashish H. Raval	Date: March 31, 2015
By: Ashish H. Raval, Director and Senior Vice President

/s/ Glen E. Goold	Date: March 31, 2015
By: Glen E. Goold, Chief Financial Officer
(Principal Financial and Accounting Officer)