Form 10-Q
period 2015-03-31
SUTRON CORP
filed 2015-05-15
CIK 728331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

There were 5,084,134 outstanding shares of the issuer's only class of common equity, Common Stock, $0.01 par value, on May 15, 2015.

SUTRON CORPORATION
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED MARCH 31, 2015

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosure About Market Risk” under Items 2 and 3, respectively, of Part I of this report, and the section entitled “Legal Proceedings,”  of Part II of this report, may contain forward-looking statements.  These statements may relate to, but are not limited to, expectations of future operating results or financial performance, macroeconomic trends that we expect may influence our business, plans for capital expenditures, expectations regarding the introduction of new products, regulatory compliance and expected changes in the regulatory landscape affecting our business, expected impact of litigation, plans for growth and future operations, effects of acquisitions, as well as assumptions relating to the foregoing.  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.  These risks and other factors include, but are not limited to, those listed under the section entitled “Risk Factors” included on our Annual Report on Form 10-K for the year ended December 31, 2014, filed March 31, 2015 with the SEC.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “continue,” “seek,” or the negative of these terms or other comparable terminology.  These statements are only predictions.  Actual events and/or results may differ materially.

We believe that it is important to communicate our future expectations to our investors.  However, there may be events in the future that we are not able to predict accurately or to control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission, we do not plan to update publicly or revise any forward-looking statements, whether as a result of any new information, future events or otherwise, other than through the filing of periodic reports in accordance with the Securities Exchange Act of 1934, as amended.  Investors and potential investors should not place undue reliance on our forward-looking statements.  Before you invest in our common stock, you should be aware that the occurrence of any of the events described in the “Risk Factors” section included on our Annual Report on Form 10-K for the year ended December 31, 2014, filed March 31, 2015 with the SEC and elsewhere in this Quarterly Report on Form 10-Q could harm our business, prospects, operating results and financial condition.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SUTRON CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2015	December 31, 2014

ASSETS
Current Assets:
Cash and cash equivalents	$5,545,940	$7,873,903
Restricted cash and cash equivalents	767,493	809,509
Accounts receivable, net	4,865,253	4,693,260
Costs in excess of billings	1,446,800	1,500,603
Inventory, net	4,997,806	4,747,676
Prepaid items and other assets	634,708	293,568
Income taxes receivable	243,163	173,537
Deferred income taxes	1,450,643	1,046,593
Total Current Assets	19,951,806	21,138,649

Property and Equipment, Net	1,870,789	1,935,760
Other Assets
Goodwill	4,452,152	4,452,152
Intangibles, net of amortization	676,209	722,466
Other Assets	85,444	102,514
Total Assets	$27,036,400	$28,351,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$721,791	$1,045,170
Accrued payroll	1,042,594	886,367
Deferred revenue	929,792	1,286,121
Deferred rent	151,584	149,011
Other accrued expenses	688,665	744,346
Billings in excess of costs and estimated earnings	157,831	125,242
Total Current Liabilities	3,692,257	4,236,257
Long-Term Liabilities
Deferred rent	571,178	608,568
Deferred income taxes	8,153	30,871
Total Liabilities	4,271,588	4,875,696
Stockholders’ Equity
Common stock, 12,000,000 shares authorized; 5,084,134 issued and outstanding at March 31, 2015 and December 31, 2014	50,842	50,842
Additional paid-in capital	5,503,775	5,465,723
Retained earnings	17,619,088	18,354,164
Accumulated other comprehensive loss	(408,893)	(394,884)
Total Stockholders’ Equity	22,764,812	23,475,845
Total Liabilities and Stockholders’ Equity	$27,036,400	$28,351,541

See accompanying notes to consolidated financial statements.

SUTRON CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
		As Adjusted
	2015	2014

Revenue	$4,502,578	$4,899,345

Cost of goods sold	3,173,231	3,263,304
Gross profit	1,329,347	1,636,041

Operating expenses:
Selling, general and administrative expenses	1,675,479	1,659,849
Research and development expenses	825,771	868,949
Total operating expenses	2,501,250	2,528,798

Operating (loss) income	(1,171,903)	(892,757)

Financing income, net	14,675	2,873

(Loss) income before income taxes	(1,157,228)	(889,884)

Income tax (benefit) expense	(422,152)	(349,666)
Net (loss) income	$(735,076)	$(540,218)

Net (loss) income per share:

Basic (loss) income per share	$(0.14)	$(0.11)
Diluted (loss) income per share	$(0.14)	$(0.11)

Comprehensive (loss) income:

Net (loss) income	$(735,076)	$(540,218)

Foreign currency translation adjustments	(14,009)	(28,032)

Comprehensive (loss) income	$(749,085)	$(568,250)

See accompanying notes to consolidated financial statements.

SUTRON CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

					Accumulated
			Additional		Other
	Common	Stock	Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	Loss	Total
Balances, December 31, 2013	5,066,009	$50,660	$5,340,277	$17,869,256	$(241,576)	$23,018,617
Net loss (As adjusted)	-	-	-	(540,218)	-	(540,218)
Foreign currency translation adjustment	-	-	-	-	(28,032)	(28,032)
Amortization of stock based compensation	-	-	22,998	-	-	22,998
Balances, March 31, 2014 (As Adjusted)	5,066,009	$50,660	$5,363,275	$17,329,038	$(269,608)	$22,473,365

Balances, December 31, 2014	5,084,134	$50,842	$5,465,723	$18,354,164	$(394,884)	$23,475,845
Net los	-	-	-	(735,076)	-	(735,076)
Foreign currency translation adjustment	-	-	-	-	(14,009)	(14,009)
Amortization of stock based compensation	-	-	38,052	-	-	38,052
Balances, March 31, 2015	5,084,134	$50,842	$5,503,775	$17,619,088	$(408,893)	$22,764,812

See accompanying notes to consolidated financial statements.

SUTRON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
		As Adjusted
	2015	2014
Cash Flows from Operating Activities:
Net (loss) income	$(735,076)	$(540,218)
Noncash items included in net income:
Depreciation	135,630	113,562
Amortization of intangibles	46,257	46,257
Deferred income taxes	(426,768)	(373,877)
Stock based compensation	38,052	22,998
Change in current assets and liabilities, net of the impact of acquisitions:
Accounts receivable	(171,993)	396,082
Costs in excess of billings	53,803	(195,569)
Inventory	(250,130)	(400,189)
Prepaid expenses and other assets	(341,140)	(239,007)
Income tax receivable	(69,626)	29,031
Accounts payable	(323,379)	192,051
Accrued expenses	100,546	1,124,649
Deferred revenues	(356,329)	103,544
Billings in excess of costs and estimated earnings	32,589	(134,917)
Deferred rent	(34,817)	(31,040)
Net Cash (Used) Provided by Operating Activities	(2,302,381)	113,357

Cash Flows from Investing Activities:
Restricted cash and cash equivalents	42,016	(25,541)
Purchase of property and equipment	(70,659)	(47,537)
Other assets	17,070	1,458
Net Cash Used by Investing Activities	(11,573)	(71,620)

Effect of exchange rate changes on cash and cash equivalents	(14,009)	(28,032)
Net (decrease) increase in cash and cash equivalents	(2,327,963)	13,705
Cash and Cash Equivalents, beginning of period	7,873,903	8,283,092
Cash and Cash Equivalents, end of period	$5,545,940	$8,296,797

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

2.  Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

We recommend that you read the unaudited consolidated financial statements included herein in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 31, 2015. The consolidated financial statements contained therein included restatements of previously reported quarterly financial statements and related disclosures for the periods ended March 31, 2014, June 30, 2014 and September 30, 2014. All financial information contained herein related to such prior restated quarterly periods are “as adjusted”. See Note 5.

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

Unaudited Interim Financial Information

The consolidated interim financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures included in the consolidated interim financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities and Exchange Act of 1934, as amended, for the quarterly report on Form 10-Q and are adequate to make the information presented not misleading.  The consolidated interim financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.  These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed March 31, 2015 with the SEC. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2015 or thereafter.  All references to March 31, 2015 and 2014 or to the three months ended March 31, 2015 and 2014 in the notes to the consolidated interim financial statements are unaudited.  The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC.

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

In June 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606”. This ASU applies to any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition”, most industry-specific guidance, and some cost guidance included in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts”. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To be in alignment with the core principle, an entity must apply a five step process including: identification of the contract(s) with a customer, identification of performance obligations in the contract(s), determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue when (or as) the entity satisfies a performance obligation.  Additionally, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer have also been amended to be consistent with the guidance on recognition and measurement.  The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. On April 29, 2015 the FASB issued a proposed ASU that would defer the effective date by one year. The Company is currently assessing the impact that ASU 2014-09 will have on its consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in this ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results and include disposals of a major geographic area, a major line of business, or a major equity method investment. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. Additionally, the new guidance requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted.  The adoption of ASU 2014-08 did not have a material impact on the Company’s consolidated financial statements.

3.  Stock-Based Compensation

There were no stock options granted during the three months ended March 31, 2015 or 2014.  Stock based compensation expense relating to stock option awards and restricted stock units (RSU’s) for the three months ended March 31, 2015 and 2014 was $38,052 and $22,998, respectively. These expenses were included in the cost of sales and selling, general and administrative lines of the Consolidated Statements of Comprehensive Income (Loss). Unamortized stock compensation expense as of March 31, 2015 relating to stock options totaled approximately $271,000 and these costs will be expensed over a weighted average period of approximately 4.04 years. Unamortized stock compensation expense as of March 31, 2015 relating to RSU’s totaled approximately $31,000 and these costs will be expensed over a weighted average period of approximately 1.33 years. Further details of the Company’s stock-based compensation are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC.

The following table summarizes stock option activity under the Stock Option Plans for the three months ended March 31, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	303,726	$5.26	7.73	$96,920
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2015	303,726	$5.26	7.24	$111,250
Exercisable at March 31, 2015	98,726	$6.69	3.43	$1,250
Nonvested at March 31, 2015	205,000	$4.57	9.07	$110,000

The following table summarizes RSU activity under the 2010 Equity Incentive Plan for the three months ended March 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	36,000	$5.49	1 .71	$180,004
Granted	-	-	-	-
Forfeited	(4,500)	5.65	-	-
Vested	(4,500)	5.65	-	-
Outstanding at March 31, 2015	27,000	$5.43	1.33	$136,890
Expected to vest	20,520	$5.36	1.14	$104,036

4.  Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings (loss) per share and the effect on weighted average number of shares of potential dilutive common stock.

	Three Months Ended March 31,
	2015	2014

Net (loss)	$(735,076)	$(540,218)
Shares used in calculation of income per share:
Basic	5,084,134	5,066,009
Effect of dilutive options	-	-
Diluted	5,084,134	5,066,009
Net (loss) per share:
Basic	$(0.14)	$(0.11)
Diluted	$(0.14)	$(0.11)

5.  Restatement of Consolidated Financial Statements

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk factors” included on our Annual report on Form 10-K for the year ended December 31, 2014, filed March 31, 2015 with the SEC and elsewhere in this document. See also “Cautionary Note Concerning Forward Looking Statements” at the beginning of this Quarterly Report on Form 10-Q. We recommend that you read the unaudited consolidated financial statements included herein in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 31, 2015. The consolidated financial statements contained therein included restatements of previously reported quarterly financial statements and related disclosures for the periods ended March 31, 2014, June 30, 2014 and September 30, 2014. All financial information contained herein related to such prior restated quarterly periods are “as restated”.

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

We began fiscal year 2015 with a backlog of approximately $13,158,000 as compared to beginning fiscal year 2014 with a backlog of approximately $12,469,000.  As of March 31, 2015, our backlog totaled approximately $15,510,443.  We have historically experienced significant fluctuations in our quarterly sales and revenue and anticipate that we will continue to experience quarterly fluctuations in our sales and revenue in 2015.  Operating results will depend upon the product mix and upon the timing and execution of project awards.

International sales, which totaled 53% of total revenue for the first quarter of 2015, are a significant portion of our revenue.  We believe that international revenue will grow as a percentage of our total business as we plan to develop stronger international partnerships and expand our international sales opportunities. International sales are, however, difficult to forecast because they are frequently delayed due to various governmental procurement and approval processes. Our domestic business is highly dependent upon government business frequently solicited on a competitive bid basis.  Contracts and purchase orders with Federal, state and local government agencies represented approximately 27% of our total revenues for the first quarter of 2015.

We are committed in our ongoing sales, marketing and research and development activities to sustain and grow sales and revenue from existing and new products and services.  We expect our sales and marketing, research and development and general and administrative expenses to be materially consistent with those expenditures in 2014 due to continued investment in sales and marketing activities and in the development of new products and applications in our Weather Solutions and Air Quality divisions as well as our legacy business.

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenue represented by certain items reflected in our statements of operations:

	Three Months Ended March 31,
	2015	2014

Revenues	100.0%	100.0%
Cost of goods sold	70.5	66.6
Gross profit	29.5	33.4
Selling, general and administrative expenses	37.2	33.9
Research and development expenses	18.3	17.7
Operating income (loss)	(26.0)	(18.2)
Interest and other income	0.3	0.0
Income (loss) before income taxes	(25.7)	(18.2)
Income taxes (benefit)	(9.4)	(7.2)
Net income (loss)	(16.3)%	(11.0)%

Three Months ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenue

Revenue for the first quarter ended March 31, 2015 was $4,502,578 compared to $4,899,345 in the first quarter of 2014.   Revenue is broken down between sales of standard products and sales of systems and services.  Standard products had a revenue increase of 27% to $2,540,715 in 2015 from $2,007,428 in 2014.  Revenue for systems and services decreased 32% to $1,961,863 in the first quarter of 2015 from $2,891,917 in 2014.  The overall decline in revenue from systems and services resulted from the timing of project activity, both from a perspective of a number of projects being delayed as well as recent projects that have been awarded that the Company has not yet delivered.

Overall domestic revenues decreased 3% to $2,135,214 in the first quarter of 2015 compared to $2,189,967 in 2014.  The decrease is primarily due to the timing of project activity within our Integrated Solutions and Air Quality Divisions which was offset by increased sales of our standard products within our core Hydromet Division.  International revenues decreased 13% to $2,367,364 in the first quarter of 2015 as compared to $2,709,378 in the same period in 2014 due in part to decreased international sales of $151,000 in our Weather Solutions division and $45,000 in our Air Quality Division for the first quarter of 2015 compared to their respective international sales in the first quarter of 2014.  The timing of project activity within our Integrated Solutions Division contributed $348,000 to the decrease in international revenue which was partially offset by increased international sales of our standard products within our core Hydromet Division.

Customer orders or bookings in the first quarter of 2015 decreased 29% to approximately $5,278,000 compared to approximately $7,473,000 in the first quarter of 2014.

Cost of Sales and Revenues

Cost of sales as a percentage of revenues was 70% and 67%, respectively, for the first quarter of 2015 and 2014.   Standard product cost of sales was approximately 70% in both the first quarter of 2015 and 2014.  Cost of sales for systems and services was 72% in the first quarter of 2015 as compared to 64% in the first quarter of 2014.  The increase in costs of sales as a percentage of revenue was due primarily to the mix of products being sold in 2015 compared to 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased slightly to $1,675,479 for the first quarter of 2015 from $1,659,849 for the same period in 2014.

Research and Development Expenses

Research and development expenses decreased to $825,771 for the first quarter of 2015 from $868,949 for the same period in 2014.  The decrease is primarily due to engineers in our Weather Solutions Division charging more of their time to project work as opposed to research and development.

Interest and Other Income, Net

Due to our cash position in both periods, we did not use our line of credit during the first quarter of 2015 or 2014.  We had net interest income for the quarter ended March 31, 2015 of $14,675 as compared to net interest income of $2,873 for the quarter ended March 31, 2014.

Income Taxes

We recorded an income tax benefit of $422,152 for the quarter ended March 31, 2015 as compared to $349,666 tax provision for the quarter ended March 31, 2014.  The income tax expense represents an effective tax rate of 36% and 39% for 2015 and 2014 respectively.

Liquidity and Capital Resources

Cash and cash equivalents were $5,545,940 at March 31, 2015 compared to $7,873,902 at December 31, 2014.  Working capital decreased to $16.3 million at March 31, 2015 compared with $16.9 million at December 31, 2014.

We used approximately $2,302,000 of net cash due to operating activities during the three months ended March 31, 2015.  Our cash flows from operations were impacted by our net loss of $735,076 and $206,829 of non-cash items such as depreciation, amortization, stock-based compensation, and deferred taxes.  In addition, our operating cash flows were impacted by a $323,379 decrease in accounts payable. Cash flows were also negatively impacted by a $348,432 increase in prepayments made to our vendors, a $250,130 increase in the level of inventory on hand, and $356,329 decrease in deferred revenues.  Net cash provided by operating activities in the first three months of 2014 was primarily due to a decrease in accounts receivable associated with collection activities and an increase in advance payments received from our customers.

We used $11,573 of net cash in investing activities during the three months ended March 31, 2015.  Our cash used for investing activities was driven by the purchase of property and equipment offset by the release of restricted cash related to bid and performance bonds.  Net cash used by investing activities during the first three months of 2014 was primarily driven by the purchase of property and equipment and the additional restricted cash related to bid and performance bonds.

We did not generate or use any cash during the three months ended March 31, 2015 or 2014 related to financing activities.

We have a line of credit facility of $4,000,000 with a commercial bank.  The line of credit is collateralized by the assets of the Company. Borrowings under the line of credit may be used towards working capital and the issuance of stand-by letters of credit.  We are permitted to borrow based on accounts receivable and inventory according to pre-established criteria. The issuance of letters of credit against the line of credit reduces the borrowing capacity of the facility for working capital purposes.  The maturity date of the credit facility is December 20, 2015.  Borrowings under the agreement will bear interest payable monthly based on the bank’s prime rate. During the first quarter of 2015, the company did not borrow on the line of credit.

The Company maintains letters of credit to satisfy bid or performance guarantees under certain contracts.  As of March 31, 2015 and December 31, 2014, the commercial bank had issued stand-by letters of credit on behalf of the Company in the amount of $964,432 and $1,813,354, respectively.  The amount available under the line of credit was reduced by this amount.

Under the terms of the loan agreement, the Company is required to maintain usual and customary covenants, including, but not limited to a financial covenant with regard to Tangible Net Worth.  As of March 31, 2015, the Company was in full compliance with all covenants contained in the agreement and remains so as of the date of this report.

Management believes that its existing cash resources, cash flow from operations and short-term borrowings on the existing credit line will provide adequate resources for supporting operations during fiscal 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The Company’s exposure to market risk has not changed materially since December 31, 2014.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”) and have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act (i) is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rule and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls over Financial Reporting

We are committed to continuing to improve our internal control processes and will continue to review our financial reporting controls and procedures.  As we continue to evaluate and work to improve our internal control over financial reporting, we will identify measures to address material weaknesses. Our management, with the oversight of the Audit Committee of our Board of Directors, will continue to assess and take steps to enhance the overall design and capability of our control environment in the future.

During the first quarter of 2015, new procedures for the review of estimated costs to complete used in contract revenue calculations were implemented to identify properly all estimated costs in a timely manner.  In addition, procedures were implemented to reclassify manually double counting of costs of goods sold related to the Company’s service department to reflect properly the costs associated with repair orders completed by the Company.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no outstanding legal claims involving the business that, in the opinion of management, will have a material effect on our financial statements.

Item 1A. Risk Factors

See our risk factors listed under the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities during the Three Months Ended March 31, 2015

None.

(b)	Use of Proceeds from Sale of Registered Equity Securities

None.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On April 13, 2015, the Board of Directors approved amendments to certain restricted stock unit agreements between the Company and certain employees, including the Sutron Corporation Restricted Stock Unit Agreement, dated May 9, 2012, between the Company and Ashish A. Raval, a Director and Senior Vice President of the Company, to provide for accelerated vesting of his restricted stock units in the event of certain corporate transactions.

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

10.1	Amendment to Raval RSU Agreement, dated April 13, 2015, by and between the Company and Ashish H. Raval
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sutron Corporation (Registrant)

May 15, 2015	By:	/s/ Raul S. McQuivey
Date		Raul S. McQuivey
President and Chief Executive Officer (Principal Executive Officer)

May 15, 2015	By:	/s/ Glen E. Goold
Date		Glen E. Goold
Chief Financial Officer
(Principal Accounting Officer)